Form 10-Q
period 2017-09-30
CarGurus, Inc.
filed 2017-11-14
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-38233

CARGURUS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3843478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Canal Park, 4th Floor Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 354-0068

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, the registrant had 77,877,494 shares of Class A common stock, $0.001 par value per share, and 28,213,276 shares of Class B common stock, par value $0.001 per share, outstanding.

i

ii

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this report include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to maintain and build our brand;
•	our ability to expand internationally;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	the increased expenses and administrative workload associated with being a public company;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and
•	the future trading prices of our Class A common stock.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward‑looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	At September 30, 2017	At December 31, 2016
Assets
Current assets
Cash and cash equivalents	$25,636	$29,476
Investments	60,000	44,774
Accounts receivable, net of allowance for doubtful accounts of $141 and $164, respectively	10,123	6,653
Prepaid income taxes	—	1,815
Prepaid expenses and other current assets	3,485	2,789
Total current assets	99,244	85,507
Property and equipment, net (Note 4)	16,100	12,780
Restricted cash	1,783	2,044
Deferred tax assets	371	—
Other long-term assets (Note 5)	4,158	—
Total assets	$121,656	$100,331
Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities
Accounts payable	$22,737	$16,426
Accrued expenses (Note 6)	9,953	8,384
Deferred revenue	4,598	3,330
Accrued income taxes	156	—
Deferred rent	1,144	910
Total current liabilities	38,588	29,050
Deferred rent, net of current portion	5,701	5,673
Deferred tax liabilities	—	292
Other non-current liabilities	969	590
Total liabilities	45,258	35,605
Commitments and contingencies (Note 7)
Convertible preferred stock (Note 8)	132,698	132,698
Stockholders’ deficit:
Class A common stock, $0.001 par value per share; 120,020,700 shares authorized, 14,107,816 and 14,022,132 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	14	14
Class B common stock, $0.001 par value per share; 80,013,800 shares authorized, 28,213,276 and 28,044,264 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	28	28
Additional paid-in capital	4,225	3,714
Accumulated deficit	(60,766)	(71,698)
Accumulated other comprehensive income (loss)	199	(30)
Total stockholders’ deficit	(56,300)	(67,972)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$121,656	$100,331

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$82,989	$53,136	$226,264	$137,377
Cost of revenue(1)	4,720	2,852	12,367	6,671
Gross profit	78,269	50,284	213,897	130,706
Operating expenses:
Sales and marketing	63,891	40,510	168,495	108,823
Product, technology, and development	5,796	2,984	14,153	8,134
General and administrative	5,006	3,101	14,098	8,719
Depreciation and amortization	713	432	1,909	1,065
Total operating expenses	75,406	47,027	198,655	126,741
Income from operations	2,863	3,257	15,242	3,965
Other income, net	106	107	323	260
Income before income taxes	2,969	3,364	15,565	4,225
Provision for income taxes	590	1,226	4,633	1,566
Net income	$2,379	$2,138	$10,932	$2,659
Reconciliation of net income to net income attributable to common stockholders:
Net income	$2,379	$2,138	$10,932	$2,659
Net income attributable to participating securities	(1,401)	(1,260)	(6,446)	(1,554)
Net income attributable to common stockholders — basic	$978	$878	$4,486	$1,105
Net income	$2,379	$2,138	$10,932	$2,659
Net income attributable to participating securities	(1,345)	(1,222)	(6,198)	(1,507)
Net income attributable to common stockholders — diluted	$1,034	$916	$4,734	$1,152
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.02	$0.02	$0.11	$0.02
Diluted	$0.02	$0.02	$0.10	$0.02
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	42,262,035	44,692,419	42,168,904	44,665,063
Diluted	46,567,173	48,069,373	46,310,630	48,040,754

(1)

Includes depreciation and amortization expense for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016 of $370, $113, $761, and $316, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,379	$2,138	$10,932	$2,659
Other comprehensive income:
Foreign currency translation adjustment	72	1	229	(18)
Comprehensive income	$2,451	$2,139	$11,161	$2,641

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$10,932	$2,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,670	1,381
Unrealized currency loss on foreign denominated transactions	96	—
Deferred taxes	(663)	204
Provision for doubtful accounts	544	334
Stock-based compensation expense	224	236
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	(568)
Prepaid expenses, prepaid income taxes, and other current assets	1,143	(2,838)
Accounts payable	6,409	11,485
Accrued expenses	(741)	2,153
Deferred revenue	1,265	1,705
Deferred rent	262	2,049
Accrued income taxes	156	1,190
Other non-current liabilities	258	461
Net cash provided by operating activities	18,542	20,451
Investing Activities
Purchases of property and equipment	(4,247)	(4,009)
Capitalization of website development costs	(1,487)	(913)
Investments in certificates of deposit	(50,000)	(41,774)
Maturities of certificates of deposit	34,774	5,000
Net cash used in investing activities	(20,960)	(41,696)
Financing Activities
Proceeds from issuance of preferred stock	—	60,000
Proceeds from exercise of unit options and stock options	288	92
Payment of deferred initial public offering costs	(2,128)	—
Cash paid for repurchase of preferred stock, common stock, and vested options	—	(1,262)
Net cash (used in) provided by financing activities	(1,840)	58,830
Impact of foreign currency on cash, cash equivalents, and restricted cash	157	(26)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,101)	37,559
Cash, cash equivalents, and restricted cash at beginning of period	31,520	62,863
Cash, cash equivalents, and restricted cash at end of period	$27,419	$100,422
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,220	$6
Cash paid for interest	$17	$20
Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$739	$1,774
Unpaid deferred initial public offering costs	$2,014	$—
Unpaid preferred stock issuance costs	$—	$268

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”), is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, the Company provides information and analysis that create a differentiated automotive search experience for consumers. The Company’s marketplace empowers users worldwide with unbiased third-party validation on pricing, dealer reputation, and other useful information that aids them in finding “Great Deals from Top-Rated Dealers.”

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the state of Delaware on June 26, 2015. The Company operates principally in the United States and has also launched marketplaces in Canada, the United Kingdom, and Germany. The Company has wholly owned subsidiaries in the United States, Ireland, and the United Kingdom.

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) are unaudited. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s final prospectus related to the initial public offering (“IPO”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 12, 2017 (the “Prospectus”).

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2017 and December 31, 2016, results of operations for the three months and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2017, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus except as discussed below.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance identifies areas for simplification involving several aspects of accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur, as well as certain classification changes on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. The cumulative effect adjustment related to the Company's accounting policy change for forfeitures was not material. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation will no longer be recorded to additional paid-in capital in the balance sheet. Instead, such amounts will be recorded to tax expense. During the three and nine months ended September 30, 2017, the Company recorded tax benefits of $267 and $640, respectively, related to differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation. The Company also elected to prospectively apply the change in presentation of excess tax benefits, wherein excess tax benefits recognized on stock-based compensation expense is now classified as an operating activity in the consolidated statements of cash flows. The Company did not adjust the classifications of excess tax benefits in its condensed consolidated statements of cash flows for the nine months ended September 30, 2016. The adoption did not have any other material impact on the Company's condensed consolidated financial statements.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of CarGurus, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Unaudited Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Quarterly Report on Form 10-Q.

Use of Estimates

In preparing its Unaudited Condensed Consolidated Financial Statements in accordance with GAAP, the Company is required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, and expenses, and disclosure of contingent assets and liabilities which are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of the Company's net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from the Company’s estimates and assumptions.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until December 31, 2022 or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, it has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade accounts receivable. The Company maintains its cash, cash equivalents, and investments principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and investments with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, no individual customer accounted for more than 10% of total revenue.

As of September 30, 2017, three customers accounted for 17%, 15%, and 10% of net accounts receivable, respectively. As of December 31, 2016, two customers accounted for 24% and 15% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at September 30, 2017 or December 31, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification (“ASC”) Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate this assessment throughout 2017 and 2018. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract. Under ASU 2015-14, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For public entities, the new standard is effective for interim and annual periods beginning on or after January 1, 2019, with early adoption permitted. For non-public entities, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this guidance may have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. For public entities, the guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact and timing of adoption of ASU 2016-15 on its consolidated financial statements.

3. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1 — Quoted unadjusted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The valuation techniques that may be used to measure fair value are as follows:

Market Approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income Approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option pricing models, and excess earnings method.

Cost Approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and at December 31, 2016:

	At September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Cash equivalents:
Money market funds	$10,627	$—	$—	$10,627
Investments:
Certificates of deposit	—	60,000	—	60,000
Total	$10,627	$60,000	$—	$70,627

	At December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Investments:
Certificates of deposit	$—	$44,774	$—	$44,774
Total	$—	$44,774	$—	$44,774

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2017 or the year ended December 31, 2016.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities less than one year from the balance sheet date are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The following is a summary of cash, cash equivalents, and investments as of September 30, 2017 and December 30, 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Cash and cash equivalents due in 90 days or less	$25,636	$—	$—	$25,636
Investments:
Certificates of deposit due in one year or less	60,000			$60,000
Total cash, cash equivalents, and investments	$85,636	$—	$—	$85,636

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash and cash equivalents due in 90 days or less	$29,476	$—	$—	$29,476
Investments:
Certificates of deposit due in one year or less	44,774			$44,774
Total cash, cash equivalents, and investments	$74,250	$—	$—	$74,250

Certificates of deposit at September 30, 2017 had maturity dates ranging from nine to twelve months. Certificates of deposit at December 31, 2016 had maturity dates ranging from six to twelve months.

4. Property and Equipment, Net

Property and equipment consists of the following:

	At September 30, 2017	At December 31, 2016
Computer equipment	3,009	2,001
Capitalized software	174	114
Website development costs	4,167	2,680
Furniture and fixtures	4,461	3,386
Leasehold improvements	10,646	8,202
Construction in progress	35	119
	22,492	16,502
Less accumulated depreciation	(6,392)	(3,722)
Property and equipment, net	$16,100	$12,780

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016 was $1,083, $545, $2,670, and $1,381 respectively.

5. Other Long-Term Assets

Other long-term assets consists of the following:

	At September 30, 2017	At December 31, 2016
Deferred IPO issuance costs	$4,142	$—
Other long-term assets	16	—
	$4,158	$—

Deferred IPO issuance costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, are capitalized. The deferred issuance costs will be offset against IPO proceeds upon the completion of the Company's IPO, which occurred in October 2017. As of September 30, 2017, $4,142 of deferred IPO issuance costs were recorded in other long-term assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2016, there were no deferred IPO issuance costs recorded.

6. Accrued Expenses

Accrued expenses consists of the following:

	At September 30, 2017	At December 31, 2016
Accrued bonuses	$5,086	$4,662
Accrued commissions	1,520	1,305
Other accrued expenses	3,347	2,417
	$9,953	$8,384

7. Commitments and Contingencies

Operating Leases

The Company’s lease obligations consist of various leases for office space in Massachusetts and Dublin with various lease terms through January 2024. The terms of the Company’s Massachusetts lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on a straight-line basis over the lease period. The Company does not have any debt or material capital lease obligations as of December 31, 2016 and all of the Company’s property, equipment, and software have been purchased with cash. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

As of September 30, 2017, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the Prospectus filed with the SEC, other than as discussed below.

On September 26, 2017, the Company entered into a lease for approximately 13,326 square feet of rentable office space located at Upper Hatch Street, Dublin, Ireland. The lease ends on August 11, 2023. Excluding operating costs, rent payments for the first year is $0.5 million.  In August 2018, the rent amount is subject to a national rent review, which will establish the rent payments for the remainder of the lease.

At September 30, 2017 and December 31, 2016, restricted cash was $1,783 and $2,044, respectively. Restricted cash for both periods was held at a financial institution in an interest-bearing cash account as collateral for two letters of credit related to the contractual provisions of the Company's building leases that require security deposits.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that are consistent with industry practice with respect to licensing, infringement, indemnification, and other standard provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at September 30, 2017 and December 31, 2016, the Company has not incurred any costs for guarantees or indemnities.

8. Convertible Preferred Stock and Stockholders’ Equity

On June 21, 2017, the Company amended and restated its Certificate of Incorporation pursuant to the Third Amended and Restated Certificate of Incorporation. Under the Third Amended and Restated Certificate of Incorporation, the total number of shares of all classes of stock which the Company shall have authority to issue is (i) 120,020,700 shares of Class A common stock, par value $0.001 per share, (ii) 80,013,800 shares of Class B common stock, par value $0.001 per share, and (iii) 11,091,782 shares of Preferred Stock, par value $0.001 per share, of which 3,333,000 shares are designated Series A Preferred Stock, 3,329,497 shares are designated Series B Preferred Stock, 1,648,978 shares are designated Series C Preferred Stock, 1,673,105 shares are designated Series D convertible preferred stock, or Series D Preferred Stock, and 1,107,202 shares are designated Series E convertible preferred stock, or Series E Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock are referred to collectively as the Preferred Stock.

Upon the effectiveness of the Third Amended and Restated Certificate of Incorporation, (i) each share of Class A common stock issued and outstanding was recapitalized, reclassified, and reconstituted into two (2) fully paid and non-assessable shares of outstanding Class A common stock and four (4) fully paid and non-assessable shares of outstanding Class B common stock, and (ii) each share of Class B common stock of the Corporation issued and outstanding was recapitalized, reclassified, and reconstituted into two (2) fully paid and non-assessable shares of outstanding Class A common stock and four (4) fully paid and non-assessable shares of outstanding Class B common stock.

Further, upon the effectiveness of the Third Amended and Restated Certificate of Incorporation, the number of shares of common stock as to which each outstanding option to purchase common stock is exercisable for and each outstanding restricted stock unit (“RSU”) is convertible into was adjusted such that upon exercise of outstanding stock options or vesting of outstanding RSUs, each holder will receive two (2) fully paid and non-assessable shares of Class A common stock and four (4) fully paid and non-assessable shares of Class B common stock in respect of each share of common stock previously underlying such option or RSU. The exercise price per share of common stock underlying each outstanding option was adjusted upon the effectiveness of the Third Amended and Restated Certificate of Incorporation to be one-sixth of the exercise price per share in effect immediately prior to such adjustment and the fair market value per share of common stock issuable upon settlement of such RSU was adjusted to be one-sixth of the fair market value per share in effect immediately prior to the recapitalization.

All share and per share data shown in the accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been retroactively revised to reflect the share recapitalization.

On October 16, 2017, in connection with the closing of the Company’s IPO, each share of Preferred Stock was converted into approximately six shares of Class A common stock pursuant to the terms of the Third Amended and Restated Certificate of Incorporation. Immediately following the closing of the Company’s IPO and the conversion of the Preferred Stock, the Company’s Fourth Amended and Restated Certificate of Incorporation became effective. Under the Fourth Amended and Restated Certificate of Incorporation, the capital structure of the Company was adjusted.  See Note 12 to these Unaudited Condensed Consolidated Financial Statements for additional information regarding the conversion of the Preferred Stock and the impact of the effectiveness of the Company’s Fourth Amended and Restated Certificate of Incorporation.

Common Stock

Each share of Class A common stock entitles the holder to one (1) vote for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings. Each share of Class B common stock entitles the holder to ten votes for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings.

Holders of common stock are entitled to receive dividends, when and if declared by the Board.

At September 30, 2017, each share of Class B common stock was convertible into one share of Class A common stock at the option of the holder at any time. Automatic conversion was to occur upon the occurrence of a Transfer, as was defined in the Third

Amended and Restated Certificate of Incorporation, of such share of Class B common stock. Upon either the death or voluntary termination of the Company’s Chief Executive Officer, all shares of Class B common stock will automatically be converted into one share of Class A common stock.

Upon the effectiveness of the Company’s Fourth Amended and Restated Certificate of Incorporation, additional terms of conversion and transfer were implemented. See Note 12 to these Unaudited Condensed Consolidated Financial Statements for additional information regarding the current conversion and transfer terms of the Company’s common stock.

Preferred Stock

On August 23, 2016, the Company completed a Series E Preferred Stock financing in the amount of $59,732, net of issuance costs of approximately $268. In connection with this issuance, the Company used the proceeds received to repurchase and retire certain outstanding shares of Series A, Series B, and Series C Preferred Stock and common stock, as well as certain vested stock options and RSUs, from existing stockholders in the fourth quarter of 2016. The difference between the amount implicitly paid to repurchase the various classes of Preferred Stock and the corresponding carrying value of the underlying shares ($32,087) was treated as a deemed dividend and was recorded against retained earnings. As the shares of common stock were repurchased for constructive retirement in the fourth quarter of 2016, the excess purchase price over the corresponding par value was charged directly to retained earnings.

The Company’s Preferred Stock at both September 30, 2017 and December 31, 2016 was as follows:

	Original Issue Price Per Share	Shares Authorized	Issued and Outstanding	Liquidation Amount	Carrying Value
Series A Preferred Stock	$0.525053	3,333,000	2,824,703	$1,483	$1,483
Series B Preferred Stock	$0.780899	3,329,497	2,938,486	2,295	2,295
Series C Preferred Stock	$0.849012	1,648,978	1,550,612	1,316	1,316
Series D Preferred Stock	$40.642989	1,673,105	1,673,105	68,000	67,872
Series E Preferred Stock	$54.190650	1,107,202	1,107,202	60,000	59,732
		11,091,782	10,094,108	$133,094	$132,698

At both September 30, 2017 and December 31, 2016, 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock were reserved for conversion of the outstanding Preferred Stock.

9. Stock-based Compensation

For the three months ended September 30, 2017 and 2016 total stock-based compensation expense was $74 and $88, respectively. For the nine months ended September 30, 2017 and 2016 total stock-based compensation expense was $224 and $236, respectively. All stock-based compensation expense for these periods related to stock options.

On January 1, 2017, the Company adopted ASU 2016-09 and elected to account for forfeitures when they occur, on a modified retrospective basis. The cumulative effect adjustment related to the Company's accounting policy change for forfeitures was not material.

Total stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$6	$6	$16	$14
Sales and marketing expense	35	43	108	119
Product, technology, and development expense	24	28	72	76
General and administrative expense	9	11	28	27
Total	$74	$88	$224	$236

As of September 30, 2017, there was approximately $0.5 million of unrecognized stock-based compensation expense related to stock options which is expected to be recognized over 2.1 years.

In addition to stock options, the Company has historically granted RSUs which are subject to both a service-based vesting and a performance-based vesting condition achieved upon a liquidity event, defined as either a change of control or an IPO. As of September 30, 2017, total unrecognized stock-based compensation expense related to these RSUs was approximately $10.1 million and is expected to be recognized over 3.1 years. As of September 30, 2017, the Company had not recognized compensation cost related to stock-based awards with these performance conditions as the liquidity event had not occurred. The Securities and Exchange Commission’s declaration of effectiveness of the Company’s registration statement on Form S-1 on October 11, 2017 satisfied the liquidity event performance condition. The cumulative unrecognized stock-based compensation expense related to these awards was $2.5 million through October 11, 2017.

10. Earnings Per Share

Net income per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considers the convertible Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses.

For all periods presented and as of the date of this Current Report on Form 10-Q, the Company had and has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 8, the rights of the holders of Class A and Class B common stock were and are identical, except with respect to voting and conversion. Each share of Class A common stock was and is entitled to one (1) vote per share and each share of Class B common stock was and is entitled to ten (10) votes per share. Each share of Class B common stock was and is convertible into one share of Class A common stock at the option of the holder at any time. In addition, each share of Class B common stock was and is automatically convertible into one share of Class A common stock upon any transfer of such share, which is defined to include entering into a voting agreement, whether or not for value, except for certain transfers described in both the Company’s Third Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Certificate of Incorporation, including, without limitation, transfers to certain family members of the transferor stockholder. Upon either the death or voluntary termination of the Company’s Chief Executive Officer, all shares of Class B common stock were and are automatically convertible into one share of Class A common stock. Upon the effectiveness of the Company’s Fourth Amended and Restated Certificate of Incorporation, additional terms of conversion and transfer were implemented. See Note 12 to these Unaudited Condensed Consolidated Financial Statements for additional information regarding the current conversion and transfer terms of the Company’s common stock.

Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the vesting of RSUs, and shares of common stock issuable upon the conversion of the outstanding convertible preferred stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method; however, outstanding RSUs, which are contingently issuable upon the achievement of a liquidity event have been excluded from the dilutive share calculation as it was not probable the vesting criteria for these awards would be met in any of the periods presented.

For the three and nine months ended September 30, 2017 and 2016, the two-class method was used in the computation of diluted net income per share, as the result was more dilutive.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,379	$2,138	$10,932	$2,659
Net income attributable to participating securities	(1,401)	(1,260)	(6,446)	(1,554)
Net income attributable to common stockholders — basic	$978	$878	$4,486	$1,105
Net income	$2,379	$2,138	$10,932	$2,659
Net income attributable to participating securities	(1,345)	(1,222)	(6,198)	(1,507)
Net income attributable to common stockholders — diluted	$1,034	$916	$4,734	$1,152
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	42,262,035	44,692,419	42,168,904	44,665,063
Dilutive effect of share equivalents resulting from stock options	4,305,138	3,376,954	4,141,726	3,375,691
Weighted-average number of shares of common stock used in computing net income per share — diluted	46,567,173	48,069,373	46,310,630	48,040,754
Net income per share attributable to common stockholders:
Basic	$0.02	$0.02	$0.11	$0.02
Diluted	$0.02	$0.02	$0.10	$0.02

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2017 and 2016, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options outstanding	—	1,332,666	816,318	1,226,182
Restricted stock units outstanding	2,353,152	1,124,694	2,353,152	1,124,694
Convertible preferred stock	—	—	—	—

11. Segment and Geographic Information

The Company has two reportable segments, United States and International. Segment information is presented in the same manner as the Company’s chief operating decision maker (“CODM”), reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and operating income (loss) for each reportable segment as a proxy for the operating performance of the Company’s United States and International operations. The Company’s Chief Executive Officer is the CODM on behalf of both reportable segments.

The United States segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. A majority of the Company’s operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running the Company’s business, are incurred in the United States and not allocated to the international segment. Assets and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment (loss) income from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenue:
United States	$80,394	$52,435	$219,954	$136,195
International	2,595	701	6,310	1,182
Total revenue	$82,989	$53,136	$226,264	$137,377

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment (loss) income from operations:
United States	$9,337	$8,351	$33,617	$16,818
International	(6,474)	(5,094)	(18,375)	(12,853)
Total income from operations	$2,863	$3,257	$15,242	$3,965

As of September 30, 2017 and December 31, 2016, property and equipment held outside the United States was not material.

12. Subsequent Events

On October 16, 2017, the Company completed the IPO, in which the Company issued and sold 3,205,000 shares of its Class A common stock, including the full exercise by the underwriters of their option to purchase 705,000 shares of Class A common stock, at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. The Company received approximately $43.0 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and approximately $4.7 million in offering costs. In addition to shares of Class A common stock issued and sold by the Company, certain selling shareholders sold an aggregate of 7,605,000 shares of Class A common stock, including the full exercise by the underwriters of their option to purchase 705,000 shares of Class A common stock, as part of the IPO. Upon the closing of the IPO, all of the outstanding shares of convertible Preferred Stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. The 40,376,452 shares of Class B common stock subsequently converted into 40,376,452 shares of Class A common stock resulting in a total conversion of all outstanding shares of Preferred Stock into 60,564,678 shares of Class A common stock. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

Allen & Company LLC acted as an underwriter in the IPO. Immediately prior to the IPO, Allen & Company LLC and its associated persons, including Ian Smith, a member of the Company’s board of directors, beneficially owned shares of the Company’s outstanding preferred stock representing 13.5% of the Company’s outstanding preferred stock. In connection with Allen & Company LLC’s role as an underwriter in the IPO, pursuant to the underwriting agreement, Allen & Company LLC purchased 2,190,200 shares of our Class A common stock in the IPO at $14.88 per share for a total purchase price of $32,590,176, after deducting underwriting discounts and commissions paid to Allen & Company LLC of $2,453,024. Receipt of such proceeds may be deemed to be a related person transaction pursuant to the Company’s related person transaction policy.

In connection with the IPO, in October 2017, the Company’s board of directors adopted, and the Company’s stockholders approved, the Omnibus Equity Compensation Plan (the “2017 Plan”) for the purpose of granting incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and other share-based awards to employees, non-employee directors, and consultants.  The 2017 Plan is the successor to the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”). In conjunction with the adoption of the 2017 Plan, options and RSUs from the 2015 Plan will remain outstanding but no additional grants will be made from the 2015 Plan.

Also, in connection with the closing of the IPO, each share of Series A Preferred Stock automatically converted into 6.0000023 shares of common stock, each share of Series B Preferred Stock converted into 6.0000015 shares of common stock, each share of Series C Preferred Stock converted into 6 shares of common stock, each share of Series D Preferred Stock converted into 6.0000159 shares of common stock and each share of Series E Preferred Stock converted into 6 shares of common stock, one-third of which number of shares of common stock was Class A common stock and two thirds of which number of shares of common stock was Class B common stock. Each such share of Class B common stock issued upon conversion of the Preferred Stock was then immediately converted into one share of Class A common stock.

Immediately following such conversion, the Company’s Fourth Amended and Restated Certificate of Incorporation became effective. Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, all with a par value of $0.001 per share. The preferred stock is currently undesignated and no preferred stock is outstanding.

In addition, pursuant to the Fourth Amended and Restated Certificate of Incorporation, all shares of Class B common stock will automatically convert into shares of Class A common stock, on a share for share basis, upon the date falling after the first to occur of the death of Langley Steinert, the Company’s Chief Executive Officer, President and Chairman, his voluntary termination of all employment with the Company and service on the Company’s board of directors or the sum of the number of shares of capital stock held by Langley Steinert, by any Family Member of Langley Steinert, and by any Permitted Entity of Langley Steinert (as such terms are defined in the Fourth Amended and Restated Certificate of Incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, being less than 9,091,484. Shares of Class B common stock will not automatically convert into shares of Class A common stock upon the termination of Mr. Steinert's status as an officer and director, unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert's death. Once converted into Class A common stock, the converted shares of Class B common stock will not be reissued. In addition, if all shares of Class B common stock are converted into Class A common stock, then any outstanding options or convertible securities with the right to purchase or acquire shares of Class B common stock shall become a right to purchase or acquire shares of Class A common stock.

On October 25, 2017, the Company granted a total of 762,704 RSUs with a grant date fair value of $29.01 per share. The total aggregate value of these RSUs is approximately $22.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this report, and our consolidated financial statements and the related notes and other financial information included in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 12, 2017. Some of the information contained in this discussion and analysis or elsewhere in this report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles, or GAAP.

Company Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we provide information and analysis that create a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third-party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” In addition to the United States, we operate online marketplaces in Canada, the United Kingdom, and Germany.

On October 16, 2017, we completed our initial public offering, or the IPO, in which we issued and sold 3,205,000 shares of our Class A common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. We received approximately $43.0 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and approximately $4.7 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our Preferred Stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. The 40,376,452 shares of Class B common stock subsequently converted into 40,376,452 shares of Class A common stock resulting in a total conversion of all outstanding shares of Preferred Stock into 60,564,678 shares of Class A common stock at the conversion rates then in effect. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. Our revenue for the nine months ended September 30, 2017 was $226.3 million, a 65% increase from $137.4 million of revenue in the nine months ended September 30, 2016.

For the three months ended September 30, 2017, we generated net income of $2.4 million and our Adjusted EBITDA was $4.0 million, compared to net income of $2.1 million and Adjusted EBITDA of $3.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we generated net income of $10.9 million and our Adjusted EBITDA was $18.1 million, compared to net income of $2.7 million and Adjusted EBITDA of $5.6 million for the nine months ended September 30, 2016. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

We have two reportable segments, United States and International. See Note 11 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for more information.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International segments. International is defined as all non-U.S. markets in which we operate. International markets will likely perform differently from the U.S. market due to a variety of factors, including our operating history in the market, our rate of investment, market size, market maturity, and other dynamics unique to each country.

Monthly Unique Users

We define a monthly unique user as an individual who has visited our website within a calendar month, based on data as measured by Google Analytics. We calculate average monthly unique users as the sum of the monthly unique users in a given period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses our website during a calendar month. If an individual accesses our website using a different device within a given month, the first access by each such device is counted as a separate unique user. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us because our marketplace subscription revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website and map directions to the dealership.

	Three Months Ended September 30,
Average Monthly Unique Users	2017	2016
United States	25,951	20,903
International	2,607	1,681

Monthly Sessions

We define monthly sessions as the number of distinct visits to our website that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or at midnight Eastern Time each night. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an indicator of consumer satisfaction and engagement with our marketplace.

	Three Months Ended September 30,
Average Monthly Sessions	2017	2016
United States	67,359	48,903
International	5,548	3,213

Number of Paying Dealers

Paying dealers are the number of dealers subscribing to one of our Enhanced or Featured Listing products at the end of a defined period. We believe that the number of paying dealers is indicative of the value proposition of our Listing products, and our sales and marketing success, including our ability to retain paying dealers and develop new dealer relationships.

	At September 30,
Number of Paying Dealers	2017	2016
United States	24,313	18,777
International	2,240	626

Average Annual Revenue per Subscribing Dealer (AARSD)

We measure the average annual revenue we receive from each paying dealer. We define AARSD, as measured at the end of a defined period, as the total marketplace subscription revenue during the trailing 12 months divided by the average number of paying dealers during the same trailing 12-month period. Our ability to grow the AARSD is an indicator of the value proposition of our products and the return on investment, or ROI, our paying dealers realize from our products. Increases in AARSD are driven by our ability to grow the volume of connections to our users and the quality of those connections, effectively illustrate the value of brand exposure to our engaged audience in relation to subscription cost, upsell package levels, and cross-sell additional products to our paying dealers.

	At September 30,
Average Annual Revenue per Subscribing Dealer (AARSD)	2017	2016
United States	$11,526	$9,939
International	$4,711	n/a*

*	International revenues were not generated before October 2015 and, therefore, annual data for the trailing 12-month calculation is not available.

Adjusted EBITDA

To provide additional information regarding our financial results, we monitor and have presented within this Quarterly Report on Form 10-Q Adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly-titled measures presented by other companies.

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock-based compensation expense, other expense (income), net, the provision for income taxes, and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present on a GAAP basis to provide investors with additional information regarding our financial results.

Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

•

Adjusted EBITDA excludes stock-based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$2,379	$2,138	$10,932	$2,659
Depreciation and amortization	1,083	545	2,670	1,381
Stock-based compensation expense	74	88	224	236
Other (income), net	(106)	(107)	(323)	(260)
Provision for income taxes	590	1,226	4,633	1,566
	$4,020	$3,890	$18,136	$5,582

Components of Consolidated Statements of Operations

Revenue

Our revenue is derived from two primary sources: marketplace subscription revenue, which consists of listing and display advertising subscriptions from dealers, and advertising and other revenue, which consists primarily of display advertising revenue from auto manufacturers and other auto-related brand advertisers.

Marketplace Subscription Revenue

We offer three types of marketplace Listing products to our dealers: Basic Listing, which is free; and Enhanced or Featured Listing, which require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis. As of September 30, 2017, Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and return on investment (“ROI”) our platform will provide them. We also offer dealers access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, user review management platform, Pricing Tool, and Market Analysis tool. The Pricing Tool and Market Analysis tool are available only to paying dealers.

In addition to listing their inventory in our marketplace and gaining access to our Dealer Dashboard, we offer Enhanced and Featured Listing dealers other subscription advertising and customer acquisition products, including display advertising that appears in our marketplace and on other sites on the Internet, which can be targeted by geography, search history, and a number of other factors, and dealer search engine marketing, which helps dealers more effectively acquire customers through paid search, social media, and retargeted advertising.

Marketplace subscription revenue is recognized on a monthly basis as the service is delivered to the dealer.

Advertising and Other Revenue

Advertising and other revenue consists primarily of non-dealer display advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions, or CPM, basis. An impression is an advertisement loaded on a web page. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles.

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation expense related to the customer support team and third-party service provider costs such as data center and networking expenses, allocated overhead, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; and allocated overhead. We expect sales and marketing expenses to increase as we grow our audience and attempt to strengthen our brand awareness and, as informed by trends in our business and the competitive landscape of our market, fluctuate from quarter to quarter, which will impact our quarterly results of operations.

Product, Technology, and Development

Product, technology, and development expenses, which include research and development costs, consist primarily of personnel costs of our development team, including payroll, benefits, stock-based compensation expense and allocated overhead costs. Other than website development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect product, technology, and development expenses to increase as we develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, incentive compensation, and stock-based compensation expenses, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. We expect general and administrative expenses to increase as we incur the costs of compliance associated with being a publicly traded company, including legal, audit, and consulting fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and leasehold improvements.

Other (Expense) Income

Other (expense) income consists primarily of interest income earned on our cash, cash equivalents, and investments, interest expense on lease obligations, and net foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the three and nine months ended September 30, 2017 and 2016 as a result of our consolidated taxable income position. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at September 30, 2017 or December 31, 2016.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue:
Marketplace subscription	$73,937	$46,477	$201,889	$118,115
Advertising and other	9,052	6,659	24,375	19,262
Total revenue	82,989	53,136	226,264	137,377
Cost of revenue	4,720	2,852	12,367	6,671
Gross profit	78,269	50,284	213,897	130,706
Operating expenses:
Sales and marketing	63,891	40,510	168,495	108,823
Product, technology, and development	5,796	2,984	14,153	8,134
General and administrative	5,006	3,101	14,098	8,719
Depreciation and amortization	713	432	1,909	1,065
Total operating expenses	75,406	47,027	198,655	126,741
Income from operations	2,863	3,257	15,242	3,965
Other income, net	106	107	323	260
Income before income taxes	2,969	3,364	15,565	4,225
Provision for income taxes	590	1,226	4,633	1,566
Net income	$2,379	$2,138	$10,932	$2,659

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$80,394	$52,435	$219,954	$136,195
International	2,595	701	6,310	1,182
Total	$82,989	$53,136	$226,264	$137,377
Income from Operations
United States	$9,337	$8,351	$33,617	$16,818
International	(6,474)	(5,094)	(18,375)	(12,853)
Total	$2,863	$3,257	$15,242	$3,965

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Marketplace subscription	89%	87%	89%	86%
Advertising and other	11	13	11	14
Total revenue	100%	100%	100%	100%
Cost of revenue	5	5	5	5
Gross profit	95	95	95	95
Operating expenses:
Sales and marketing	77	76	75	79
Product, technology, and development	7	6	6	6
General and administrative	6	6	6	6
Depreciation and amortization	1	1	1	1
Total operating expenses	91	89	88	92
Income from operations	4	6	7	3
Other income, net	0	0	0	0
Income before income taxes	4	6	7	3
Provision for income taxes	1	2	2	1
Net income	3%	4%	5%	2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Additional Financial Data:
Revenue
United States	97%	99%	97%	99%
International	3	1	3	1
Total	100%	100%	100%	100%
Income from Operations
United States	11%	16%	15%	12%
International	(8)	(10)	(8)	(9)
Total	3%	6%	7%	3%

For the Three Months Ended September 30, 2017 and 2016

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$73,937	$46,477	$27,460	59%
Advertising and other	9,052	6,659	2,393	36
Total	$82,989	$53,136	$29,853	56%
Percentage of total revenue:
Marketplace subscription	89%	87%
Advertising and other	11	13
Total	100%	100%

Overall revenue increased by $29.9 million, or 56%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Marketplace subscription revenue increased by 59%, while advertising and other revenue increased by 36%.

Marketplace subscription revenue increased by $27.5 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and represented 89% of total revenue in the three months ended September 30, 2017, as compared to 87% of total revenue in the three months ended September 30, 2016. This increase in marketplace subscription revenue was attributable primarily to a 37% growth in the number of paying dealers, from 19,403 at September 30, 2016 to 26,553 at September 30, 2017, and to a 16% growth in our U.S. AARSD from $9,939 as of September 30, 2016 to $11,526 as of September 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our website and the continued efforts from our sales and marketing teams to convert Basic Listing dealers to Enhanced and Featured Listing paying dealers.

Advertising and other revenue increased $2.4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and represented 11% of total revenue in the three months ended September 30, 2017, compared to 13% of total revenue in the three months ended September 30, 2016. The increase in advertising and other revenue is due primarily to a 10% increase in the number of impressions delivered and a 41% increase in the average price per thousand impressions in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue by Segment

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue
United States	$80,394	$52,435	$27,959	53%
International	2,595	701	1,894	270
Total	$82,989	$53,136	$29,853	56%
Percentage of total revenue:
United States	97%	99%
International	3	1
Total	100%	100%

U.S. revenue increased $28.0 million, or 53%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to a 29% increase in the number of U.S. paying dealers.

International revenue increased $1.9 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to a 258% increase in the number of international paying dealers.

Cost of Revenue

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$4,720	$2,852	$1,868	65%
Percentage of total revenue	5%	5%

Cost of revenue increased $1.9 million, or 65%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to costs associated with servicing our revenue growth. Key drivers of the increase included employee-related costs of our customer support team to support the growth in customers and an increase in fees related to servicing our growing advertising revenue.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$63,891	$40,510	$23,381	58%
Percentage of total revenue	77%	76%

Sales and marketing expenses increased $23.4 million, or 58%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to an increase in advertising costs of $19.4 million, a $2.9 million increase in salaries, commissions, and related expenses due to our increased revenue and a 33% increase in headcount, a $0.5 million increase in expenses related to marketing events, and a $0.2 million increase in consulting fees.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Product, technology, and development	$5,796	$2,984	$2,812	94%
Percentage of total revenue	7%	6%

Product, technology, and development expenses increased $2.8 million, or 94%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to an increase in salaries and related employment expenses related to a 59% increase in headcount to support our growth and product innovations.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$5,006	$3,101	$1,905	61%
Percentage of total revenue	6%	6%

General and administrative expenses increased $1.9 million, or 61%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to an increase of $1.4 million in salaries and other employee-related costs driven by an increase in headcount needed to grow our business and provide personnel to support our expanded operations. Payment processing and billing costs also increased $0.4 million due to increased customer transactions.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$713	$432	$281	65%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.3 million, or 65%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to increased amortization of additional leasehold improvements.

Other Income, Net

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income, net	$106	$107	$(1)	(1)%
Percentage of total revenue	—	—

Other income, net was relatively consistent in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$590	$1,226	$(636)	(52)%
Percentage of total revenue	1%	2%

The provision for income taxes decreased $0.6 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to higher excess tax deductions relating to stock-based compensation awards and R&D tax credits during the three months ended September 30, 2017.

Income (Loss) from Operations by Segment

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
United States	$9,337	$8,351	$986	12%
International	(6,474)	$(5,094)	$(1,380)	(27)
Total	$2,863	$3,257	$(394)	(12)
Percentage of segment revenue:
United States	12%	16%
International	NM	NM

NM — Not Meaningful

U.S. income from operations increased $1.0 million, or 12%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was due to an increase in revenue of $28.0 million, offset in part by an increase in cost of revenue of $1.5 million and operating expenses of $25.5 million.

International loss from operations increased $1.4 million, or 27%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in international loss from operations reflects our continued investment in international markets and expansion into new countries.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
		(dollars in thousands)
Revenue
Marketplace subscription	$201,889	$118,115	83,774	71%
Advertising and other	24,375	19,262	5,113	27
Total	$226,264	$137,377	$88,887	65%
Percentage of total revenue:
Marketplace subscription	89%	86%
Advertising and other	11	14
Total	100%	100%

Overall revenue increased by $88.9 million, or 65%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Marketplace subscription revenue increased by 71%, while advertising and other revenue increased by 27%.

Marketplace subscription revenue increased by $83.8 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and represented 89% of total revenue in the nine months ended September 30, 2017, as compared to 86% of total revenue in the nine months ended September 30, 2016. This increase in marketplace subscription revenue was attributable primarily to a 37% growth in the number of paying dealers, from 19,403 as of September 30, 2016 to 26,553 as of September 30, 2017, and to a 16% growth in our U.S. AARSD from $9,939 as of September 30, 2016 to $11,526 as of September 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our website and the continued efforts from our sales and marketing teams to convert Basic Listing dealers to Enhanced and Featured Listing paying dealers.

Advertising and other revenue increased $5.1 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and represented 11% of total revenue in the nine months ended September 30, 2017, compared to 14% of total revenue in the nine months ended September 30, 2016. The increase in advertising and other revenue is due primarily to a 24% increase in the number of impressions delivered and a 22% increase in the average price per thousand impressions in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were partially offset by a reduction in other advertising revenue.

Revenue by Segment

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
		(dollars in thousands)
Revenue
United States	$219,954	$136,195	$83,759	61%
International	6,310	1,182	5,128	434%
Total	$226,264	$137,377	$88,887	65%
Percentage of total revenue:
United States	97%	99%
International	3	1
Total	100%	100%

U.S. revenue increased $83.8 million, or 61%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a 29% increase in the number of U.S. paying dealers.

International revenue increased $5.1 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a 258% increase in the number of international paying dealers.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$12,367	$6,671	$5,696	85%
Percentage of total revenue	5%	5%

Cost of revenue increased $5.7 million, or 85%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to costs associated with servicing our revenue growth. Key drivers of the increase included employee-related costs of our customer support team to support the growth in customers and an increase in fees related to servicing our growing advertising revenue.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$168,495	$108,823	$59,672	55%
Percentage of total revenue	75%	79%

Sales and marketing expenses increased $59.7 million, or 55%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to an increase in advertising costs of $45.6 million, a $9.0 million increase in salaries, commissions, and related expenses due to our increased revenue and a 33% increase in headcount, a $1.6 million increase in expenses related to marketing events, and a $1.3 million increase in consulting fees.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Product, technology, and development	$14,153	$8,134	$6,019	74%
Percentage of total revenue	6%	6%

Product, technology, and development expenses increased $6.0 million, or 74%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to an increase in salaries and related employment expenses related to a 59% increase in headcount to support our growth and product innovations.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$14,098	$8,719	$5,379	62%
Percentage of total revenue	6%	6%

General and administrative expenses increased $5.4 million, or 62%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to an increase of $3.2 million in salaries and other employee-related costs driven by an increase in headcount needed to grow our business and provide personnel to support our expanded operations. Payment processing and billing costs also increased $1.2 million due to increased customer transactions.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,909	$1,065	$844	79%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.8 million, or 79%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to increased amortization of additional leasehold improvements.

Other Income, Net

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income, net	$323	$260	$63	24%
Percentage of total revenue	—	—

Other income, net increased $0.1 million, or 24%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to an increase in interest income from the investment of excess cash balances.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
		(dollars in thousands)
Provision for income taxes	$4,633	$1,566	$3,067	196%
Percentage of total revenue	2%	1%

The provision for income taxes increased $3.1 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to the increase in U.S. profitability.

Income (Loss) from Operations by Segment

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
		(dollars in thousands)
United States	$33,617	$16,818	$16,799	100%
International	(18,375)	(12,853)	(5,522)	(43)
Total	$15,242	$3,965	$11,277	284%
Percentage of segment revenue:
United States	15%	12%
International	NM	NM

U.S. income from operations increased $16.8 million, or 100%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was due to an increase in revenue of $83.8 million, offset in part by an increase in cost of revenue of $4.4 million and operating expenses of $62.6 million.

International loss from operations increased $5.5 million, or 43%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in International loss from operations reflects our continued investment in international markets and expansion into new countries.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$18,542	$20,451
Net cash used in investing activities	(20,960)	(41,696)
Net cash (used in) provided by financing activities	(1,840)	58,830
Impact of foreign currency on cash	157	(26)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,101)	$37,559

At September 30, 2017, our principal sources of liquidity were cash and cash equivalents of $25.6 million and investments of $60.0 million. Our operations were initially financed by a capitalization of approximately $5 million from external capital and subsequently have been financed primarily from operating activities and sales of preferred stock. We generated cash from operating activities of $18.5 million and $20.5 million during the nine months ended September 30, 2017 and 2016, respectively, and we expect to generate cash from operations for the foreseeable future.

In addition, on October 16, 2017, we closed our initial public offering, in which we issued and sold 3,205,000 shares of our Class A common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. We received approximately $43.0 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and approximately $4.7 million in offering costs. We believe that the proceeds from our IPO and our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the support of our product, technology, and development efforts, and the timing and extent of our investment in international markets. To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities during the first nine months of 2017 was $18.5 million, due primarily to net income of $10.9 million, a $6.4 million increase in accounts payable and $2.7 million of depreciation and amortization. These drivers were partially offset by a $4.0 million increase in accounts receivable.

Cash provided by operating activities during the first nine months of 2016 was $20.5 million, due primarily to an increase in accounts payable of $11.5 million, net income of $2.7 million, an increase in accrued expense of $2.2 million, an increase in deferred rent of $2.0 million, and an increase in deferred revenue of $1.7 million.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment, capitalized website development costs, and short-term investments.

Cash used in investing activities of $21.0 million during the first nine months of 2017 was due to $50.0 million of investments in certificates of deposit, net of maturities of $34.8 million, approximately $4.3 million of investments in furniture, computer equipment, and leasehold improvements, and $1.5 million related to the capitalization of website development costs.

Cash used in investing activities of $41.7 million during the first nine months of 2016 resulted from $41.8 million of investments in certificates of deposit, net of maturities of $5.0 million, $4.0 million of investments in furniture, computer equipment, and leasehold improvements, and $0.9 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $1.8 million during the first nine months of 2017 reflects $2.1 million of initial public offering costs, partially offset by $0.3 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash provided by financing activities of $58.8 million during the first nine months of 2016 primarily reflects $60.0 million of proceeds from the issuance of Series E preferred stock, which was partially offset by the $1.3 million used for the repurchase of previously issued preferred stock, common stock, vested options, and restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Form S-1 filed with the Securities and Exchange Commission, or SEC, on September 15, 2017, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

Critical Accounting Policies and Significant Estimates

In preparing our Unaudited Condensed Consolidated Financial Statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures.  The accounting estimates that require the most difficult and subjective judgments include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of our net deferred tax assets and related valuation allowance.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 12, 2017.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2022 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

We did not have any long-term borrowings at September 30, 2017 or at December 31, 2016.

We had cash, cash equivalents, and investments of $85.6 million and $74.3 million at September 30, 2017 and December 31, 2016, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to twelve months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition.

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2017 and December 31, 2016, we have foreign currency exposures in the British pound and the Euro, although such exposure is not significant.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in Unaudited Condensed Consolidated Financial Statements of operations under other income, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, reasonably be expected to have a material adverse effect on our business or financial results.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, and in our other public filings in evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward-Looking Statements”.

Risks Related to Our Business and Industry

Our business is substantially dependent on our relationships with dealers, and our subscription agreements with these dealers do not contain long-term contractual commitments. If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

Our primary source of revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplace. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice after the initial term. While the majority of our contracts with dealers currently includes one-month initial terms, we are in the process of transitioning many of these dealers to contracts with one-year initial terms. The contracts do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the initial term. Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements. If a significant number of our paying dealers terminate their subscriptions with us, our revenue would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be harmed.

If paying dealers do not experience the volume of consumer connections that they expect during their monthly or annual subscription period, or do not experience the level of car sales they expect from those connections, they may terminate their subscriptions or may insist on renewing their subscriptions at a lower level of fees. Even if dealers do experience increased consumer connections or sales, they may not attribute such increases to our marketplace. If we fail to expand our base of paying dealers, or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in our marketplace for free; however, dealer identity and contact information is not permitted in such free listings and these dealers do not receive access to the paid features of our marketplace. Many dealers start with us on a non-paying basis and then become paid customers in order to take advantage of the features of our Enhanced or Featured Listing products. If dealers using our platform do not convert to our paid offerings at the rates we expect, or if a greater than expected number of our paying dealers elect to terminate their subscriptions, our business and financial results would be harmed.

If dealers or other advertisers reduce their advertising spend with us and we are unable to attract new advertisers, our business would be harmed.

A significant amount of our revenue is derived from advertising revenues generated primarily through advertising sales to dealers, auto manufacturers, and other auto-related brand advertisers. We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	our ability to increase the number of consumers using our marketplace;
•	our ability to compete effectively for advertising spending with other online automobile marketplaces;
•	our ability to continue to develop our advertising products in our marketplace;

•	our ability to keep pace with changes in technology and the practices and offerings of our competitors; and
•	our ability to offer an attractive return on investment, or ROI, to our advertisers for their advertising spend with us.

Our agreements with dealers for display advertising generally include initial terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice after the initial term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the initial term. Our other advertising contracts, including those with auto manufacturers, are typically for a defined period of time and do not have ongoing commitments to advertise on our site beyond the initial time period. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our marketplace as compared to alternative channels. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling vehicle search experience to consumers through our platform, the number of connections between consumers and dealers using our marketplace may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers facilitated through our marketplace could decline, which in turn could lead dealers to stop listing their inventory in our marketplace, cancel their subscriptions, or reduce their advertising spend with us. If dealers stop listing their inventory in our marketplace, we may not be able to maintain and grow our consumer traffic, which may cause other dealers to stop using our marketplace. This reduction in the number of dealers using our marketplace would likely adversely affect our marketplace and our business and financial results. As consumers increasingly use their mobile devices to access the Internet and our marketplace, our success will depend, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices. We believe that our ability to provide a compelling vehicle search experience, both on the web and through mobile devices, is subject to a number of factors, including:

•	our ability to maintain an attractive marketplace for consumers and dealers, including on mobile platforms;
•	our ability to continue to innovate and introduce products for our marketplace on mobile platforms;
•	our ability to launch new products that are effective and have a high degree of consumer engagement;
•	our ability to maintain the compatibility of our mobile application with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and
•	our ability to access a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

If use of our marketplace, particularly on mobile devices, does not continue to grow, our business and operating results would be harmed.

We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend, in part, on Internet search engines such as Google, Bing, and Yahoo! to drive traffic to our website. The number of consumers we attract to our marketplace from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an Internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our website. Our competitors’ Internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or Internet search engines could change their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our traffic could slow or our traffic could decline. In addition, Internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective users. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our website through Internet search engines could harm our business and operating results.

Any inability by us to develop new products, or achieve widespread consumer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products and services that make our marketplace, website, and mobile application useful for consumers. These new products must be widely adopted by consumers in order for us to continue to attract dealers to our subscription products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplace and its related products and effectively incorporate new Internet and mobile technologies into them. These product, technology, and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins and higher marketing and sales costs than our existing products. We may also change our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to consumers and dealers, and, if we are unable to provide a marketplace and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications. Without an innovative marketplace and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplace, which could, in turn, harm our business and financial results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data regarding available cars from many third-party data providers, including inventory management systems, automotive websites, customer relationship management systems, dealer management systems, and third-party data licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplace. For example, our success in International markets is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The large amount of inventory and vehicle information available in our marketplace is critical to the value we provide for consumers. The loss or interruption of such inventory data and other vehicle information, such as vehicle history, could decrease the number of consumers using our marketplace. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, and increased fees we may be charged by data providers. While we believe we have identified other providers in the event any of our current providers terminate their relationships with us, or our service is interrupted, there may be a delay while we transition to new providers, which could disrupt our marketplace. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplace may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable and less transparent shopping experience for consumers using our marketplace and could materially and adversely affect our business and financial results.

The failure to build and maintain our brand would harm our ability to grow our audience and to expand the use of our marketplace by consumers and dealers.

While we are focused on building our brand recognition, maintaining and enhancing our brand will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplace. If consumers were to believe that we are not focused on providing them with a better automobile shopping experience, our reputation and the strength of our brand may be adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplace and could adversely affect our brand. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

The “Questions” section of our website enables consumers and dealers using our site to communicate with one another and other persons seeking information or advice on the Internet. Although all such information or feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted on our website. In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our marketplace could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

While we have historically focused our marketing efforts on Internet and mobile channels, we have begun brand-focused campaigns using television and radio and these efforts may not be successful.

As a consumer brand, it is important for us to increase the visibility of our brand with potential users of our marketplace. While we have historically focused our marketing efforts on Internet and mobile channels, we have begun to advertise through television, radio, and other channels we have not used previously, with the goal of driving greater brand recognition, trust, and loyalty from a broader consumer audience. If our brand-focused campaigns are not successful and we are unable to recover our marketing costs through increases in user traffic and increased subscription and advertising revenue, or if we discontinue our brand marketing campaigns, it could have a material adverse effect on our business and financial results.

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate will decline in the future.

Our revenue increased from $137.4 million in the nine months ended September 30, 2016 to $226.3 million in the nine months ended September 30, 2017, representing a 65% increase between such periods. In the future, our revenue growth rates will inevitably decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition. As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline. In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

•	increase the number of consumers using our marketplace;
•	maintain and expand the number of dealers that subscribe to our marketplace;
•	attract and retain advertisers placing advertisements in our marketplace;
•	further improve the quality of our marketplace, and introduce high quality new products; and
•	increase the number of connections between consumers and dealers using our marketplace.

If we fail to expand effectively into new markets, both domestically and abroad, our revenue, business, and financial results will be harmed.

We intend to continue to expand our operations to target new markets, both domestically and abroad, and there can be no assurance our expansion into these new markets will be successful. Our expansion into new markets places us in unfamiliar competitive environments and involves various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant losses in those markets and face various other challenges, such as obtaining and maintaining access to inventory data, competition for consumers and dealers using our marketplace, monetizing dealers, new regulatory environments and laws, different consumer shopping habits than those we are familiar with in the United States, and our ability to expand our number of account managers to cover those new markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, expansion into international markets may not yield results similar to those we have achieved in the United States.

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations, and our exposure to these risks will increase as we expand internationally.

We have started to expand our operations internationally. We recently launched marketplaces in Canada, the United Kingdom, and Germany and plan to enter additional markets in the next twelve months. We expect to expand our international operations significantly by continuing to enter new markets abroad and expanding our offerings in new languages. In most international markets, we would not be the first entrant, and our competitors may be more established or otherwise better positioned than we are to succeed. Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ webpages and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace. Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace. In addition, we may also face litigation from competitors in new markets. Any of these barriers could impede our expansion into international markets, which could affect our business and potential growth.

We have made portions of our platform available in English, French, German, and Spanish, and we will need to make our platform available in additional languages as we expand into new countries. We may have difficulty modifying our technology and content for use in non-English speaking markets or fostering new communities in non-English speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Expanding internationally may subject us to new risks or increase our exposure in connection with current risks, including risks associated with:

•	recruiting and retaining qualified, multilingual employees, including sales personnel;
•	adapting the website to conform to local automobile shopping expectations;
•	increased competition from local websites and periodicals and potential preferences by local populations for local providers;
•	compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws;
•	providing solutions in different languages for different cultures, which may require that we modify our solutions and features so they are culturally relevant in different countries;
•	the enforceability of our intellectual property rights;
•	credit risk and higher levels of payment fraud;
•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;
•	currency exchange rate fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	political and economic instability in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to help consumers shop for cars and to enable dealers to reach these consumers. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•	major U.S. online automotive marketplaces: AutoTrader.com, Cars.com, and TrueCar.com;
•	U.S. online automotive content publishers, such as Edmunds.com and KBB.com;
•	Internet search engines;
•	peer to peer marketplaces; and
•	sites operated by individual automobile dealers.

We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplace, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplace, and our business and financial results may be harmed.

We also expect that new competitors will continue to enter the online automotive retail industry with competing marketplaces, products, and services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to expand the number of dealers using our marketplace. Our competitors may also develop and market new technologies that render our existing or future marketplace and associated products less competitive, unmarketable, or obsolete. In addition, if our competitors develop marketplaces with similar or superior functionality to ours, and our web traffic declines, we may need to decrease our subscription and advertising fees. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be negatively affected.

Our existing and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, and the ability to devote greater resources to the development, promotion, and support of their marketplaces, products, and services. Additionally, they may have more extensive automotive industry relationships than we have, longer operating histories, and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can. In addition, to the extent that any of our competitors have existing relationships with dealers or auto manufacturers for marketing or data analytics solutions, those dealers and auto manufacturers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplace and related products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our existing or future data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business and financial results.

Our business could be adversely affected if dealer associations or auto manufacturers were to discourage or otherwise deter dealers from subscribing to our marketplace.

Although the dealership industry is highly fragmented, a small number of interested parties have significant influence over the industry. These parties include state and national dealership associations, state regulators, car manufacturers, consumer groups, independent dealers, and consolidated dealer groups. If and to the extent these parties believe that dealerships should not enter into or maintain subscription agreements with us, this belief could become shared by dealerships and we may lose a number of our paying dealers.

Furthermore, auto manufacturers may provide their franchise dealers with financial or other marketing support conditioned upon such dealers’ adhering to certain marketing guidelines. Auto manufacturers may determine that the manner in which certain of their franchise dealers use our marketplace is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of our marketplace is deemed objectionable. The potential or actual loss of such marketing support may cause such dealers to cease paying for our paid features, which may adversely affect our ability to maintain or grow the number of our paying dealers.

Dealer closures or consolidations could reduce demand for our products, which may decrease our revenue.

In the past, the number of U.S. dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. If dealership closures and consolidations occur in the future, our business, financial position and results of operations could be materially and adversely affected.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

Our success will depend upon our relationships with third parties, including those with our payment processor and data center host, our security providers, our data providers for dealer inventory and vehicle information, our human resources information system provider, our billing subscription software provider, our customer relationship management software provider, and our general ledger provider. If these third parties experience difficulty meeting our requirements or standards, or if the license agreements we have entered into with such third parties are terminated or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

If we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced rapid growth in our headcount and operations, which places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations, and overall business.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

If we are unable to successfully respond to changes in the market, our business could be harmed.

While our business has grown rapidly as consumers and dealers have increasingly accessed our marketplace, we expect that our business will evolve in ways which may be difficult to predict. For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the continued growth of our revenue will require more focus on developing new products for consumers and dealers, expanding our marketplaces into new international markets to attract new consumers and dealers, and increasing our fees for our products. It is also possible that consumers and dealers could broadly determine that they no longer believe in the value of our marketplace. Our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

We may be subject to disputes regarding the accuracy of Instant Market Value, Deal Rating, Dealer Rating, and other features of our marketplace.

We provide consumers using our marketplace with our proprietary Instant Market Value, or IMV, Deal Rating, Dealer Rating, and other features to help them evaluate vehicle listings. Revisions to our automated valuation models, or the algorithms that underlie them, may cause the IMV, Deal Rating, or other features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, consumers and regulators question or disagree with our IMV, Deal Rating, or Dealer Rating. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ use of our marketplace or could result in legal disputes.

We are subject to a complex framework of federal, state, and foreign laws and regulations, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to United States federal and state laws and regulations, and to foreign laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions, the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and dealers in class action or other civil litigation, or orders or settlements requiring us to make adjustments to our marketplace and related products and services.

State Motor Vehicle Sales, Advertising and Brokering, and Consumer Protection Laws

The advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, and although we believe that vehicle listings on our site are not themselves advertisements, state regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. These state advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from state to state, sometimes imposing inconsistent requirements with respect to new or used motor vehicles. If our marketplace and related products are determined to not comply with relevant regulatory requirements, we or dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class actions or other civil litigation, as well as orders interfering with our ability to continue providing our marketplace and related products and services in certain states. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of paying dealers, which would affect our future growth. For example, in April 2015 the Texas Department of Motor Vehicles, or the TX DMV, notified us that it believed the Price History and IMV information on our website violated the prohibition on advertising savings clauses on used vehicles. The TX DMV informed us that if we failed to address the issue within 30 days, it would potentially subject dealers it considered to be advertising on our website to fines. After discussions with the TX DMV, we modified our website to remove the Price History and certain references and comparisons to IMV for used vehicles listed on our website that are for sale in Texas.

If state regulators or other third parties take the position in the future that our marketplace or related products violate applicable brokering, bird-dog, consumer protection, or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our marketplace and related products in certain states, or could require us to make adjustments to our marketplace and related products or the manner in which we derive revenue from dealers using our marketplace, any or all of which could result in substantial adverse publicity, termination of subscriptions by dealers, decreased revenues, distraction for our employees, increased expenses, and decreased profitability.

Federal Laws and Regulations

The Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplace and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.

Our platform enables us, dealers, and users to send and receive text messages and other mobile phone communications in certain circumstances. The Telephone Consumer Protection Act, or the TCPA, as interpreted and implemented by the Federal Communications Commission, or the FCC, and federal and state courts, imposes significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which is often interpreted to mean per phone call or text message. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations, and compliance may involve fact-specific analyses.

Any failure by us, or the third parties on which we rely, to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to the TCPA or its interpretation that further restricts the way users and dealers interact through our platform, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

Federal Antitrust Laws

The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. We believe that we are in compliance with the legal requirements imposed by the antitrust laws. However, a governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, results of operations, financial condition, or cash flows.

Other

Claims could be made against us under both United States and foreign laws, including claims for defamation, libel, invasion of privacy, copyright or trademark infringement, or claims based on other theories related to the nature and content of the materials disseminated by users of our marketplace and the “Questions” section of our websites. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information provided by our users and transmitted in our marketplace in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. As we expand our operations internationally, we are and will continue to be exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, and other matters. The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses, and decreased profitability. Further, investigations by governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplace, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplace and related products and services.

Our business is subject to risks related to the larger automotive industry ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, and increased unemployment. Further, in recent years the market for motor vehicles has experienced rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks, and other fundamental changes in transportation could impact consumer demand for the purchase of automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect dealers and car manufacturers and lead to a reduction in other spending by these groups, including targeted incentive programs. In addition, our business may be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges and other macroeconomic issues. These factors could have a material adverse effect on our business, results of operations, and financial condition.

Our dedication to making decisions based primarily on the best interests of our marketplace may cause us to forgo short-term gains in pursuit of potential but uncertain long-term growth.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of our entire marketplace, including consumers, dealers, and other participants, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our stockholders. In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our marketplace and its users, even if such decisions negatively impact our results of operations in the short term. For example, we have begun to manage the text-chat feature of our website where consumers can message paying dealers. Our management of this feature has helped improve dealer response times to consumers, which in turn improves the consumer experience. While our management of this feature provides value to both consumers and paying dealers and could be a potential source of short-term revenue for us, we are not currently charging for this feature and are instead focusing on the potential long-term value of this feature to our marketplace and its users. However, this strategy may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

A significant disruption in service on our website or our mobile application could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation, and ability to attract consumers, dealers, and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, ransomware, or physical or electronic break-ins, could affect the security or availability of our marketplace on our website and mobile application, and prevent or inhibit the ability of consumers to access our marketplace. For example, past disruptions have impacted our ability to activate customer accounts and manage our billing activities in a timely manner. Such interruptions could also result in third parties accessing our confidential and proprietary information, including our intellectual property. Problems with the reliability or security of our systems could harm our reputation, our ability to protect our confidential and proprietary information, result in a loss of consumers and dealers, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our platform is located in the United States in Boston, Massachusetts and Dallas, Texas, and in Europe in London, United Kingdom. Although we have two locations in the United States and we believe our systems are fully redundant, there may be exceptions for certain hardware. In addition, we do not own or control the operation of these facilities. We also use Amazon Web Services and Google Cloud Storage to back up our data.

Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Problems faced by our third-party web hosting providers could adversely affect the experience of consumers using our marketplace. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our marketplace as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.

Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

We collect, process, store, share, disclose, and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of some functions of our marketplace involves the storage and transmission of consumers’ information, some of which may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs. For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and zip codes. We also rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. Like all information systems and technology, our website, mobile application, and information systems may be subject to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. If we experience compromises to our security that result in website or mobile application performance or availability problems, the complete shutdown of our website or mobile application, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers may decrease the use of our website or stop using our website entirely, and advertisers may decrease or stop advertising on our website. Further, outside parties may attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after being launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could negatively impact our ability to attract new consumers and increase engagement by existing consumers, cause existing consumers to curtail or stop use of our marketplace or close their accounts, cause existing advertisers to cancel their contracts, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, results of operations, and financial condition.

There are numerous federal, state, and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer, and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other rules.

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business, and operating results.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities, or may learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. We could also be subject to lawsuits where consumers and dealers posting content on the “Questions” section of our website disseminate materials that infringe the intellectual property rights of third parties. We have encountered lawsuits in the past containing allegations of intellectual property infringement. For example, in December 2015, Trader Corporation, or Trader, alleged that we infringed its copyright in 196,740 photos of cars that were uploaded onto our Canadian website. Trader sought statutory and punitive damages of approximately CAD$ 99 million along with a permanent injunction prohibiting us from reproducing any other photos in which Trader owns copyright without Trader’s consent. On April 6, 2017, the Commercial List of the Ontario Superior Court, or the Commercial List, granted an order declaring that we infringed Trader’s copyright in 152,532 photos and awarded Trader statutory damages of CAD$ 305,064 in the aggregate, but dismissed Trader’s claim for punitive damages and a permanent injunction. Following release of the decision, the parties agreed that there would be no legal fees or interest payable. In addition, the parties agreed that neither would appeal the decision of the Commercial List.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses, or modify our marketplace and features while we develop non-infringing substitutes or may result in significant settlement costs.

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional product, technology, and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results, and our reputation.

Failure to adequately protect our intellectual property could harm our business and operating results.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.” If we are restricted in any way in registering our CARGURUS mark in the European Union or in other international markets, it would impact our ability to establish and grow our business in Europe and other countries. For example, O2 Holdings Limited (now O2 Worldwide Limited, which we refer to as O2 Worldwide), based in the United Kingdom, previously opposed our UK application to register the mark CARGURUS based on its prior registered rights for the mark GURU in the United Kingdom. We have reached an agreement with O2 Worldwide that provides that we are permitted to continue to use our CARGURUS mark in the United Kingdom and the European Union for our services in the automotive field in the manner we have to date, and to register such mark in the United Kingdom and the European Union for such services.

We currently hold the “CarGurus.com” Internet domain name and various other related domain names. The regulation of domain names is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name CarGurus.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers, and other constituents within the automotive industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of technology, product, research, and development, and sales and marketing functions;
•	transition of the acquired company’s consumers and data to our marketplace and products;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results in a given period;
•

potential liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense, or impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation, and competitive position.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website scraping, robots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data in our marketplace and attempt to imitate our brand or the functionality of our website. If we become aware of such activities, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such activities in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of entities operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We have incurred operating losses in the past and we may generate losses in the future.

We have incurred net operating losses in the past. Although we did not experience such losses in 2016 and have not experienced such losses in 2017 and we have experienced significant growth in revenue, our revenue growth rate may decline in the future as a result of a variety of factors. Our international expansion may cause our costs to increase in future periods as we continue to expend substantial financial resources to enter into those markets. Our costs may also increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may incur losses in the future.

Complying with the laws and regulations affecting public companies has increased and will continue to increase our costs and the demands on management and could harm our operating results.

Now that we are a public company, we expect to incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel expect to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending December 31, 2018, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” we may elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our stated operating results and harm our reputation.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  As a newly public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business.  Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.  If we identify any material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Seasonality may cause fluctuations in our operating results.

Across the retail automotive industry, consumer purchases typically increase through the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers, and our consumer-marketing spend grows accordingly. As consumer purchases slow in the fourth quarter, our marketing spend growth also slows. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations could become more pronounced.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplace and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, our business, operating results, and financial condition may be harmed.

Although we have not needed to raise substantial equity in the past to support the growth of our business, we intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new products, further improve our marketplace and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Langley Steinert, our founder, Chief Executive Officer, President, and Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Steinert has the ability to control the management and major strategic investments of our company as a result of his positions as our Chief Executive Officer, President, and Chairman, and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Langley Steinert’s status as an officer and director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert, due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Langley Steinert, by any Family Member of Langley Steinert, and by any Permitted Entity of Langley Steinert (as such terms are defined in our amended and restated certificate of incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

We believe that Mr. Steinert’s continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Steinert no longer controls a majority of the voting power, whether as a result of the disposition of some or all his shares of Class A or Class B common stock, the conversion of the Class B common stock into Class A common stock in accordance with its terms, or otherwise, our business or the trading price of our Class A common stock may be adversely affected.

The multiple class structure of our common stock has the effect of concentrating voting control with our founder and certain other holders of our Class B common stock, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Transfers by holders of Class B common stock will generally result in those shares converting into Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock into Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Steinert retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our outstanding capital stock.

The price of our Class A common stock may be volatile and the value of your investment could decline.

The trading price of our Class A common stock may be volatile and fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our Class A common stock by us or our stockholders;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of new products;
•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	any significant change in our management;
•	conditions in the automobile industry; and
•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that such sales might occur, could depress the market price of our Class A common stock.

The market price for our Class A common stock could decline as a result of the sale of substantial amounts of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our Class A common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Based on shares outstanding at October 31, 2017, we had outstanding approximately 77,877,494 shares of Class A common stock. Of these shares, the 10,810,000 shares of our Class A common stock sold in our initial public offering, or IPO, are freely tradable, and the balance of the outstanding shares will be available for sale in the public market beginning following the expiration of lock-up agreements entered into in connection with our IPO, which is expected to occur on April 10, 2018. The representatives of the underwriters in our IPO may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.  Sales of a substantial number of such shares upon expiration of the lock-up, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

On April 10, 2018, the holders of 54,998,789 shares of our Class A common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares of Class A common stock or to include their shares in registration statements that we may file for ourselves or our stockholders.

In addition, the shares of Class A common stock subject to outstanding options and restricted stock units for Class A common stock under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, which we registered on a registration statement on Form S-8 which we filed with the SEC on October 24, 2017, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the contractual lock-up period, the trading price of our Class A common stock could decline substantially.

The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

Several major stock index providers have announced they will begin to exclude, or are considering plans to exclude, from their indexes the securities of companies with unequal voting rights such as ours.  Exclusion from stock indexes could make it more difficult, or impossible, for some fund managers to buy the excluded securities, particularly in the case of index tracking mutual funds and exchange traded funds.  The exclusion of our Class A common stock from major stock indexes could adversely affect the trading market and price of our Class A common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The provisions of our amended and restated certificate of incorporation and amended and restated bylaws, and provisions of Delaware law, may have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;
•

authorizing “blank check” preferred stock, which may contain voting, liquidation, dividend, and other rights superior to our Class A common stock and which, from and after the date, referred to as the threshold date, on which the votes applicable to the Class A common stock and Class B common stock controlled by our founder, Chief Executive Officer, President, and Chairman, Langley Steinert, represent less than a majority of the aggregate votes applicable to all shares of the outstanding Class A common stock and Class B common stock, could be issued by our board of directors without stockholder approval;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•	limiting the ability, from and after the threshold date, of stockholders to amend our amended and restated certificate of incorporation;
•	limiting the ability, from and after the threshold date, of stockholders to fill vacant directorships and remove directors; and
•	prohibiting cumulative voting by stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or to our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us or any of our directors, officers, or other employees or agents governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst that covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies.  Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors.  These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the trading price of your shares increases.

Our status as a “controlled company” could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

More than 50% of our voting power is held by Langley Steinert. As a result, we are a “controlled company” under the corporate governance rules for NASDAQ-listed companies. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of NASDAQ;
•

the requirement that we have a compensation committee that is composed entirely of directors meeting NASDAQ independence standards applicable to compensation committee members with a written charter addressing the committee’s purpose and responsibilities;

•

the requirement that our compensation committee be responsible for the hiring and overseeing of persons acting as compensation consultants and be required to consider certain independence factors when engaging such persons; and

•

the requirement that director nominees either be selected, or recommended for board of directors’ selection, either by “independent directors” as defined under the rules of NASDAQ constituting a majority of the board of director’s “independent directors” in a vote in which only “independent directors” participate, or by a nominations committee comprised solely of “independent directors.”

We have relied on certain of these exemptions. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from some disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

From July 1, 2017 through September 30, 2017, we issued and sold to employees, consultants and other service providers an aggregate of 79,244 shares of common stock upon the exercise of options granted under our Amended and Restated 2006 Equity Incentive Plan and Amended and Restated 2015 Equity Incentive Plan exercise prices ranging from $0.09 to $6.78 per share, for an aggregate exercise price of approximately $120,000.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in reliance on either Section 3(a)(9) of the Securities Act, Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan approved by our board of directors, Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering, or transactions which did not constitute sales of securities under the Securities Act. Each recipient of securities issued in the transactions that were deemed to be exempt in reliance upon Section 4(a)(2) of the Securities Act acquired the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information regarding us or had adequate access, through his or her relationship with us, to information about us.

Use of Proceeds

On October 11, 2017, our registration statement on Form S-1, as amended (File No. 333-220495), filed in connection with our IPO, was declared effective by the SEC and, on October 16 2017, we closed our IPO consisting of 10,810,000 shares of Class A common stock, which included the full exercise by the underwriters of their option to purchase 1,410,000 additional shares of Class A common stock, at a public offering price of $16.00 per share, before underwriting discounts. We issued and sold 3,205,000 shares of Class A common stock and the selling stockholders sold an additional 7,605,000 shares of Class A common stock.  The aggregate offering price for shares sold in our IPO was approximately $173.0 million.  Following the sale of the shares in connection with the closing of our IPO, the offering was concluded.  We received approximately $43.0 million in net proceeds, after deducting underwriting discounts and commissions of $3.6 million and approximately $4.7 million of other offering expenses.  The selling stockholders received, in the aggregate, approximately $113.2 million in net proceeds, after deducting underwriting discounts and commissions of $8.5 million.  Certain of the underwriting discounts and commissions paid in our IPO were paid to Allen & Company LLC, an entity that beneficially owned more than 10% of our preferred stock prior to our IPO and that is affiliated with Ian Smith, a member of our board of directors.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 12, 2017.  Goldman Sachs & Co. LLC and Allen & Company LLC acted as joint lead book-running managers.  RBC Capital Markets, LLC also acted as a joint-book running manager. JMP Securities LLC, Raymond James, and William Blair & Company, L.L.C. acted as co-managers.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number		Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38233	October 16, 2017	3.2	2
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-220495	September 29, 2017	4.1
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-220495	September 15, 2017	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension Schema Document.						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

_______________________________________

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarGurus, Inc.

Date: November 14, 2017	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)