Form 10-K
period 2017-12-31
CarGurus, Inc.
filed 2018-03-01
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38233

CarGurus, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	04-3843478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Canal Park, 4th Floor Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 354-0068

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Class A common stock, par value $0.001 per share. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on October 12, 2017. The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of such date was $771,446,882, based upon the last reported sales price for such date on the Nasdaq Global Select Market.

As of February 23, 2018, the registrant had 77,890,576 shares of Class A common stock, and 28,235,290 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this report include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to maintain and build our brand;
•	our ability to expand internationally;
•	the impact of competition in our industry and innovation by our competitors;
•	our ability to hire and retain qualified employees necessary to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	the increased expenses and administrative workload associated with being a public company;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and
•	the future trading prices of our Class A common stock.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or will occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward‑looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business.

BUSINESS

Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we believe we are building the world’s most trusted and transparent automotive marketplace and creating a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third‑party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” Our selection of car listings provides the largest number of car listings available on any of the major U.S. online automotive marketplaces. In addition to the United States, we operate online marketplaces in Canada, the United Kingdom, and Germany.

A core principle of our marketplace is transparency. For consumers considering used vehicles, we aggregate vehicle inventory from dealers and apply our proprietary analysis to generate a Deal Rating as one of: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. Deal Rating illustrates how competitive a listing is compared to similar cars sold in the same region in recent history. We determine Deal Rating principally on the basis of both our proprietary Instant Market Value, or IMV, algorithm, which determines the market value of any given vehicle in a local market, and Dealer Rating, a measure of a dealer’s reputation as determined by reviews of that dealer from our user community. By sorting organic search results based on a used car’s Deal Rating, we enable consumers to find the most relevant car for their needs. For new cars, we help our users understand deal quality by providing price analysis and our Dealer Rating. We also provide our users information historically not widely available, such as Price History, Time on Site, and Vehicle History. We believe this approach brings greater transparency, trust, and efficiency to a consumer’s car research and buying process, leading to higher engagement and a more informed consumer who is better prepared to purchase at the dealership.

Our large, engaged, and predominantly mobile user base presents an attractive audience of in‑market consumers for our dealers. By connecting dealers with more informed consumers, we believe we provide dealers with an efficient customer acquisition channel and attractive returns on their marketing spend with us. Dealers can list their inventory in our marketplace for free with our Basic Listing product or with a paid subscription to our Enhanced and Featured Listing products. Dealers with our Basic Listing product receive anonymized email connections and access to a subset of the tools on our Dealer Dashboard at no cost. Dealers with a paid subscription receive connections to consumers that are not anonymous and can be made through a wider variety of methods, including phone calls, email, managed text and chat, links to the dealer’s website, and map directions to dealerships. In addition, dealers with our Enhanced and Featured Listing products are able to display their dealer name, address, and dealership information on their listings to gain brand recognition, which promotes walk‑in traffic to the dealer. We also provide paying dealers with full access to our Dealer Dashboard, including inventory pricing tools informed by real‑time market conditions, which helps them more effectively price, merchandise, and sell their cars. Our success with dealers is evidenced by the 23% and 66% growth in the number of paying dealers in our U.S. marketplace in 2017 compared to 2016 and in 2016 compared to 2015, respectively.

Our scaled online marketplace model drives powerful network effects. The industry‑leading inventory selection offered by our dealers attracts a large and engaged consumer audience. The value of robust connections to this audience incentivizes dealers to purchase our Enhanced or Featured Listing products. Having more paying dealers provides consumers with more dealer information and methods to contact them. More consumers and connections drive greater value to paying dealers on our platform. Driven by these network effects, we continue to amass more data, which we use to continuously improve our search algorithms, the accuracy of Deal Ratings, our user experience, and, ultimately, the quality of the connections between consumers and dealers.

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions and advertising revenue from auto manufacturers and other auto‑related brand advertisers. Our rapid revenue growth and financial performance over the last several years exemplifies the strength of our marketplace. We generated revenue of $316.9 million in 2017, $198.1 million in 2016, and $98.6 million in 2015, representing year-over-year increases of 60% in 2017 and 101% in 2016. In 2017, we generated net income of $13.2 million and our Adjusted EBITDA was $24.1 million, compared to net income of $6.5 million and Adjusted EBITDA of $11.0 million in 2016 and a net loss of $1.6 million and Adjusted EBITDA of $(0.4) million in 2015. See “Selected Consolidated Financial Data — Adjusted EBITDA” for more information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss).

Consumer Challenges

Upon determining what type of car to purchase, consumers face many questions:

•	Which dealer has a car like this?
•	What is a fair price for this particular type of car?
•	Have others had a good experience buying from this dealer?

In answering these questions, consumers historically had limited access to unbiased information on specific vehicles, car pricing, and dealer reputation. Every used car is unique, and so for consumers searching for used cars, it is difficult to aggregate the relevant inventory of available cars across dealers, a difficulty exacerbated by the lack of consistency in the way that dealers characterize a car’s attributes. Generally, dealers have also had more information about car prices than consumers did, as consumers have had limited resources and tools to determine an appropriate price. Finally, selecting the right dealer has also been challenging for consumers as dealer reputations have historically been based primarily on word‑of‑mouth. The lack of clear, unbiased, transparent information made it difficult for consumers to effectively compare vehicles, find the vehicle that best suits their needs and transact with well-regarded dealers.

Dealer Challenges

The economics of dealerships depend largely on sales volume, gross margin, and customer acquisition efficiency. To achieve a high return on their marketing investments, dealers must find in‑market consumers; yet because car purchases are infrequent, only a small percentage of consumers are shopping for a car at any given point in time. Traditional marketing channels, including television, radio, and newspaper, can effectively target locally but are inefficient in reaching the small percentage of consumers who are actively in the market to buy a car. In addition, used car pricing is fluid because it is based on rapidly shifting supply and demand dynamics. Dealers need to find ways to manage constantly changing inventory and adjust pricing strategies to adapt to frequently changing market conditions.

Our Strengths

We believe that our competitive advantages are based on the following key strengths:

Trusted Marketplace for Consumers.  We provide consumers with unbiased information, intuitive search results, and other tools that empower them to find “Great Deals from Top Rated Dealers.” In the United States, we offer the largest online selection of new and used car listings of any major U.S. online automotive marketplace. We aggregate and analyze these listings using proprietary technology and data along with innovative data analytics to create a differentiated automotive search experience for consumers. We believe that providing a transparent consumer experience with unbiased information has instilled greater trust in us among our users, helping us become the most visited online automotive marketplace in the United States according to comScore. In 2017, we experienced over 64.8 million average monthly sessions in the United States. We define average monthly sessions as the number of distinct visits to our website that take place each month within a given time frame, as measured and defined by Google Analytics. We believe this user traffic and engagement, critical to any successful marketplace, will continue to strengthen our market position.

Proprietary Search Algorithms and Data‑Driven Approach.  We have built an extensive repository of data on cars, prices, dealers, and the interactions between consumers and dealers that is the result of over seven years of data aggregation and regression modeling. Our proprietary search algorithms and data analytics allow us to use this valuable data to bring greater transparency to our platform. The primary product of this analysis is our determination of a used car’s IMV, which, in addition to Dealer Rating, drives our Deal Rating. We calculate IMV by applying more than 20 ranking signals and more than 100 normalization rules to millions of data points, including the make, model, trim, features, condition, history, geographic location, and mileage of the car. The growing volume of connections between consumers and dealers on our platform allows us to continually improve the accuracy of our IMV, Dealer Ratings, and used car search results sorted by Deal Rating. We apply the knowledge gained from analyzing this ever‑growing data set to build new products for our consumers and dealers and to more efficiently launch marketplaces in new countries.

Strong Value Proposition to Dealers.  We believe that our marketplace offers an efficient customer acquisition channel for dealers, helping them achieve attractive returns on their marketing spend with us. We provide our dealer base with connections to prospective car buyers; most of these connections have historically been for used cars. We define connections as interactions between consumers and dealers in our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership. We provide all dealers with tools that are informed by real‑time market conditions that help them merchandise and sell their cars, and our paying dealers get access to additional valuable information from our Pricing Tool and Market Analysis tool. Our strong value proposition to the dealer community is evidenced by the 23% growth in the number of paying U.S. dealers and 16% growth in average annual revenue per subscribing dealer, or AARSD, in the United States in 2017 compared to 2016.

Network Effects Driven by Scale.  Having engaged with the majority of dealers and built one of the largest consumer audiences among automotive marketplaces in the United States, we believe that our scale creates powerful network effects that reinforce the competitive strength of our business model. Our large consumer audience increases our appeal to dealers and incentivizes more dealers to subscribe to our Enhanced or Featured Listing products to access the numerous benefits unavailable to non‑paying dealers. Having more paying dealers in our marketplace provides consumers with more dealer information and methods to contact those dealers. More consumers and connections drive greater value and a higher return to paying dealers’ marketing spend on our platform. Driven by these network effects, we continue to amass more data, which we use to further strengthen our search algorithms, the utility of analysis complementing each listing, the quality of our user experience, and the value of connections between consumers and dealers.

Attractive Financial Model.  We have a strong track record of revenue growth, profitability, and capital efficiency. We generated revenue of $316.9 million in 2017, $198.1 million in 2016, and $98.6 million in 2015, representing year-over-year increases of 60% in 2017 and 101% in 2016.  A significant portion of our revenue is recurring due to the subscription nature of our products; in 2017, 2016, and 2015, dealer marketplace listing and dealer display advertising subscription revenue, which we consider to be recurring revenue, comprised 89%, 86% and 76% of total revenue, respectively. Furthermore, our revenue base is highly diversified due to the fragmented nature of the automotive dealer industry. We also have been able to grow and invest in our future growth while improving profitability due to the operating leverage in our business model. On a consolidated basis, while our revenue grew 60% in 2017 and 101% in 2016, our Adjusted EBITDA margin expanded to 8% in 2017 from 6% in 2016 and from 0% in 2015. In the United States, which is our most developed market, we grew our revenue by 57% in 2017 and 99% in 2016 while increasing our income from operations to $41.6 million in 2017 from $27.5 million in 2016 and $0.6 million in 2015.

Founder‑Led Management Team with Culture of Innovation.  Our founder, Chief Executive Officer, President, and Chairman, Langley Steinert, co‑founded and was previously chairman of TripAdvisor, an online marketplace for travel‑related content based on the mission of using technology and a data‑driven approach to provide transparency for consumers’ travel planning. Led by Mr. Steinert and a management team with extensive experience guiding technology companies in evolving industries, we bring the same commitment to data-driven transparency to the automotive market.

Our Products

Consumer Marketplace

We provide consumers an online automotive marketplace where they can search for new and used car listings from our dealers, as well as sell their car. Through our marketplace, we provide consumers with information that helps them find the most relevant car for their needs. A user accesses our U.S. marketplace through our desktop or mobile‑optimized website at cargurus.com or by using our mobile app. Most users specify whether they are searching for used, certified pre‑owned, or new cars and then provide their desired vehicle make and model and their zip code.

Used and Certified Pre‑Owned Cars

Using our proprietary search algorithms, we immediately display the search results, ranked by Deal Rating, on a search results page, or SRP. Nearly every used listing in our marketplace is assigned one of five Deal Ratings: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. Deal Rating illustrates how competitive a listing is compared to the most similar cars sold in the same region in recent history. A listing’s Deal Rating is based primarily upon the IMV of the vehicle and the Dealer Rating of the dealer.

Instant Market Value.  IMV is a proprietary algorithm that determines the market value of a used vehicle in a local market and is a key input for determining a vehicle’s Deal Rating. The IMV algorithm is the product of over seven years of regression modeling utilizing more than seven million used car data points. IMV takes into account a number of factors, including comparable currently listed and previously sold used cars in the local market and vehicle details including make, model, trim, year, mileage, options, and vehicle history. Our algorithm uses more than 20 ranking signals and more than 100 normalization rules that distill unstructured data from hundreds of sources across thousands of dealers.

Dealer Ratings.  Dealer Ratings are unique user‑generated content from our users’ experiences with dealers with whom they have connected. To promote high‑quality reviews, we require that a user must have interacted with the dealer on our site to submit a review. We believe this requirement, together with additional qualification standards, results in a more valuable Dealer Rating. Dealer Rating is an important component of a listing’s Deal Rating and as a result can impact the organic search position of a listing.

Search Results Page.  In addition to each car’s Deal Rating, our SRP provides users with other useful information, including the difference between the listing price and the IMV that we have determined for the car, Time on Site, mileage, Dealer Rating, and, for paying dealers, dealer location. We provide in‑depth search filters, including price, mileage, trim, color, options, condition, body style, miles per gallon, seating capacity, vehicle ownership and usage history, seller type, and days on market, among others, which we believe deliver the most comprehensive search capability among major U.S. online automotive marketplaces. We also provide our users with additional features to aid their search, including similar vehicle recommendations, side‑by‑side vehicle comparisons, expert reviews, and user rankings. Our platform also gives users the ability to save searches and receive alerts that keep them informed of relevant developments in the market, including newly available inventory and price changes to cars they are monitoring.

Vehicle Detail Page.  If a user clicks on one of the listings on the SRP, the user is taken to that listing’s vehicle detail page, or VDP. VDPs are designed to provide extensive photos and a comprehensive description of the vehicle, dealer name, address, and dealership information for paying dealers, detailed dealer reviews, methods to contact the dealer, payment calculators, and helpful information about the vehicle, including:

•	Price History. Changes to a vehicle’s price on our site. We also offer price change alerts to consumers on searches they have saved, which allows them to respond quickly to changes in the market.
•	Time on Site. Length of time a vehicle has been on our site and how many users have saved the vehicle to their list of favorite listings, indicators of the likely demand for the car.
•	Vehicle History. Title check, accident check, owner number, and fleet status of the vehicle, giving consumers data that helps them better understand the car’s condition.

New Cars

Search results for new car listings are sorted by price of inventory matching the user’s search, with the lowest priced listings first. Our new car VDPs include our Dealer Rating and many of the other features of our used car listings, such as Price History and Time on Site. Deal Rating is not applicable to new car listings because it utilizes data not relevant to new cars. Instead, we analyze data on manufacturers’ suggested retail prices, or MSRPs, and recent sales of similar new vehicles, accounting for trade‑ins, incentives, and other factors that can affect the price of a new car, to provide users with comparative price information.

Sell My Car

We also allow our consumer users to list their cars for free in our marketplace. Our Sell My Car offering enables individual car owners to easily merchandise their vehicles, determine an appropriate selling price with our proprietary price guidance, and manage their listings and communications with prospective buyers among our audience.

Dealer Marketplace

Our marketplace connects dealers to a large audience of informed and engaged consumers. We offer three types of marketplace Listing products to dealers: Basic Listing, which is free, and Enhanced or Featured Listing, each of which requires a paid subscription. We price our Enhanced and Featured Listing products as a monthly, quarterly, semiannual, or annual subscription based on the dealer’s inventory size, region, and our assessment of the return on investment, or ROI, our solution will provide them.

•

Basic Listing.  Basic Listing allows non‑paying dealers to list their inventory in our marketplace anonymously. Consumers can contact these dealers only through an anonymous, CarGurus‑branded email address so the dealer does not receive any of the consumer’s personal contact information from our platform. We do not display the name, address, website URL, or phone number of any non-paying dealers on our website.

•

Enhanced Listing.  Enhanced Listing provides dealers with a higher volume and quality of connections to consumers. Dealers that subscribe to Enhanced Listing gain the opportunity to connect with consumers directly through email, phone, and managed text and chat. Our platform allows paying dealers to provide a link to their website, dealership information such as name, address, and hours of operation, and map directions to their dealership on VDPs, helping consumers easily contact or visit them, which we believe results in increased local brand awareness and walk‑in traffic.

•

Featured Listing.  A dealer that pays the premium subscription rate for our Featured Listing product receives all of the benefits of the Enhanced Listing product, as well as promotion of their Great Deal, Good Deal, and Fair Deal inventory in a clearly labeled section at the top of the search results page. This premium placement for Featured listings generates increased connection volume relative to Enhanced Listing.

Dealer Dashboard

Basic, Enhanced, and Featured Listing dealers all have access to the following Dealer Dashboard features and tools:

•

Performance Summary.  Provides dealers with real‑time and historical data concerning the connections and consumer exposure they have received in our marketplace. This enables dealers to analyze connections and SRP and VDP views at a granular level to inform the dealer’s sales and merchandising efforts.

•

Dealer Insights.  Provides pricing analysis of the dealer’s inventory, as well as a summary of a vehicle’s missing information such as price, photos, or trim. This data helps dealers better merchandise their vehicles.

•

User Review Management.  Allows dealers to track and manage their dealership reviews from our users. Dealers can respond to users, report potentially fraudulent reviews, and publish positive reviews to social media platforms for broader exposure.

Enhanced and Featured Listing dealers also have access to the following additional features and tools:

•

Pricing Tool.  Helps dealers evaluate the impact of pricing changes for each used vehicle in their inventory and the resulting impact on the car’s Deal Rating, empowering dealers to make informed pricing decisions based on market data in their local area.

•

Market Analysis.  Informs dealers of local market trends in used cars, such as the most searched makes and models in their local market. This information helps dealers align with local consumer preferences and inform strategies for increasing inventory turnover and vehicle acquisition.

Dealer Advertising and Customer Acquisition Products

In addition to listing cars in our marketplace through our Listing products, we also provide all dealers with a web widget that allows them to place Deal Rating Badges, which show our Deal Rating for cars that have been rated as a Great Deal, Good Deal, or Fair Deal, on their own website. Our Deal Rating serves as trusted, third‑party validation on their website.

We offer Enhanced and Featured Listing dealers the following additional advertising and customer acquisition products:

•

Dealer Display.  Dealers are able to buy display advertising that appears in our marketplace and on other sites on the internet to build brand awareness. Advertisements can be targeted by geography, search history, and a number of other targeting factors, allowing dealers to increase their visibility with relevant consumers and drive consumers to the dealer’s own website.

•

Dealer Search Engine Marketing and Social Media Advertising.  Leveraging the capabilities we have developed for our own algorithmic traffic acquisition, we offer a product that delivers search engine marketing, or SEM, and social media advertising to programmatically drive qualified traffic to dealer websites. Utilizing algorithmic bidding strategies and automated keyword list management, we help dealers to optimize traffic acquisition.

Auto Manufacturer and Other Advertiser Products

Our platform offers auto manufacturers and others the ability to purchase display advertising on our site to execute targeted marketing strategies:

•

Brand Reinforcement.  We allow auto manufacturers to buy advertising on our site and target consumers based on the make, model, and zip code of the cars that a specific consumer is searching for, in order to increase exposure to interested consumers.

•

Category Sponsorship.  To address evolving priorities influenced by industry dynamics, seasonality, and other factors, we offer the ability to sponsor exclusively prominent high traffic pages on our site, such as the New Car front page, Used Car front page, or Research Center.

•

Automobile Segment Exclusivity.  To support the introduction of new models or the success of existing models, we allow manufacturers to target specific automobile segments, such as SUV, sedan, hybrid, luxury, truck, or minivan.

•

Consumer Segment Exposure.  Through our platform, auto manufacturers can target consumers both on our site and on third‑party sites based on various parameters, including estimated household income and vehicle specifications, such as make or model, and zip codes.

Marketing

Our marketing initiatives aim to drive brand awareness and engagement among consumers and dealers and to position us as a trusted online automotive marketplace.

Consumer Marketing

We have built our audience on the strength of our user experience, and we remain focused on delivering an engaging consumer marketplace. The strength of the consumer experience that we offer is one of our most powerful marketing tools. By providing an intuitive search experience in our marketplace and relevant content, updates, and tools to consumers during their car search, we believe that the users who comprise our large and engaged audience provide informal endorsements to other consumers, more powerful than most marketing messages.

Historically, our consumer marketing efforts have been focused primarily on algorithmic traffic acquisition. We employ a team of engineers and data scientists that optimizes our user acquisition through search engines, social media, and other digital marketing channels and has tested over 350 million keywords on various search engines. We believe our expertise in this area constitutes a competitive advantage over less sophisticated competitors and those who outsource these capabilities.

We have begun augmenting our marketing efforts with brand‑building investments in broadcast media, such as television, radio, and online video. Our brand awareness is currently lower than many other major U.S. online automotive marketplaces in the United States, despite our large monthly audience and high user engagement. We believe that as a result of our trusted product, audience engagement, and relatively low brand awareness, we are well‑positioned to strengthen our brand by investing in broadcast media.

Our vehicle listing data, on‑site user behavior, connections between consumers and dealers, and opinion data from our users create significant opportunities for us to develop and publish car shopping insights. We consistently gain earned media coverage in national, regional, and trade press outlets as well as social channels by leveraging our proprietary data to inform newsworthy content.

Dealer Marketing

The primary goals of our dealer marketing initiatives are to acquire dealers not yet in our marketplace, convert non‑paying dealers into paying dealers, retain our existing paying dealers, and expand annual subscription revenues from our paying dealers. Our dealer marketing efforts aim to:

•

Educate Dealers on the Quality of Our Audience and Attractive ROI.  We educate dealers on our industry‑leading monthly visits, our strong user engagement, and the large number of connections that we facilitate through our marketplace. We also highlight to dealers how unique features of our platform, such as our intuitive user interface and our proprietary technology and data analytics, yield consumers that we believe are more informed and better prepared to purchase at the dealership, which can lead to a higher ROI for their marketing spend.

•

Provide Best Practices to Assist Dealers in Becoming Successful in Our Marketplace.  We provide ongoing communications through webinars, white papers, testimonials, and videos, which show dealers how to use our products to position their inventory for success on our platform. We maintain consistent communication with dealers by email and events to ensure awareness of recent product releases and provide custom account management.

•

Provide Thought Leadership that Educates Dealers on Marketplace Trends.  We generate insightful content on market trends and best practices in digital advertising that are shared through webinars, dealer forums, dealer advisory councils, and our participation in industry conferences and events.

Sales

Our sales team is responsible for bringing dealers onto our marketplace as paying or non‑paying dealers. We have built an efficient inside sales and account management team of over 200 employees worldwide who sell our marketplace products to franchise and independent dealers. We have built a field sales team that works with strategic franchise and national dealership groups in large metropolitan areas. In addition, we have advertising sales employees based in Cambridge, Massachusetts; Detroit, Michigan; Los Angeles, California; and London, England.

We have a comprehensive dealer account management process to assist dealers in becoming successful in our marketplace. We assign a Customer Success Associate to every new paying dealer to assist with onboarding and integration with any relevant software systems. The designated Customer Success Associate spends time educating dealers on a range of topics, including effectively using the Dealer Dashboard and tracking sales, and measuring ROI for their marketing spend. After the onboarding period, a Dealer Relations Account Manager is designated to assist the dealer in utilizing our tools and maximizing ROI from our offerings, including optimizing inventory acquisition, effectively pricing vehicles, vehicle merchandising, and keeping inventory up to date with complete vehicle information. We believe this active communication with our dealers fosters customer satisfaction and increases retention.

Culture and Employees

Our company culture has developed out of our data‑driven and innovative approach to the automotive market. We leverage data to drive innovation across all facets of our business and continuously optimize our products and processes to serve our consumers, dealers, advertisers, and partners. Our approach emphasizes original thought, impact, and collaboration across our organization, and we recognize and award employees who drive positive impact across these constituencies. We encourage collaboration across our entire workforce and invest in creating a work environment that facilitates partnership among our employees. In that spirit, we have identified our core values as follows:

•

We are pioneering. From the beginning, we set out to radically change how people buy and sell cars. We tackle difficult problems head on. We are curious. We are risk takers. We embrace change even if it’s uncomfortable.

•

We are transparent. We believe transparency is the foundation of trust and enables better decision making. We communicate clearly and honestly. We deliver unbiased guidance. Our products, services and company culture are built on these principles.

•

We are data-driven. We rely on data, not hunches, to make decisions. We listen to our instincts but we validate through rapid testing, learning and optimizing. We translate complex data into actionable insights for our users, our customers and our people.

•

We are collaborative. We celebrate our individual strengths and perspectives but know that our success requires teamwork. We partner, we listen and we leverage feedback from each other, our users and our customers.

•

We move quickly. We believe there’s power in speed. We iterate quickly and often, continuously improving as we go. We are not afraid to break things. If we fail, we do it fast, learn from it and move on.

•

We have integrity. We act responsibly and consider the impact of our actions on each other, our partners and the world around us. We believe empathy, respect and fairness are essential. We set high ethical standards and expect principled leadership from our people.

We have won a number of awards recognizing our strong culture, including Boston Globe’s “Top Place to Work” for three years in a row from 2014 to 2016 and Boston Business Journal’s “Best Places to Work” for four of the past five years in 2017, 2016, 2015 and 2013.

As of December 31, 2017, we had 549 full‑time employees, 35 of whom were based outside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Technology and Product Development

We are a technology company focused on innovative, actionable data analysis. We design our mobile and web products to create an unbiased, transparent experience for both consumers and dealers. We believe in rapid development and frequent updates and have internal tools and automation that allow us to efficiently evolve our products. Our software is built using a combination of internally developed software, third‑party software and services, and open source software.

Our Search Technology

Our search and ranking technology is served by a proprietary in‑memory search index solution that is scalable, fast, and extensible, allowing us to expand more easily into new markets, as demonstrated by our international marketplace launches. We have highly flexible interfaces that allow dealers to add their inventory to our index without changing data or formats, enabling us to quickly integrate hundreds of inventory sources with minimal effort and easily support inventory growth.

Our Mobile Technology

We have designed our marketplace to appeal to mobile users by developing our products with a mobile‑first mindset. All of our search results pages use a single‑page application type approach to eliminate page reloads and improve responsiveness. We also use techniques, including predictive pre‑fetching and infinite scrolling, to load content onto a user’s mobile device more efficiently.

Our Integrations

We make available several application program interfaces and web widgets that integrate with customer relationship management and inventory management solutions, among other platforms. These integrations allow dealers to incorporate designated data and tools into the fabric of their marketing and customer engagement strategies. For example, our Deal Rating Badges are used on over one thousand websites and allow our Deal Rating feature to be promoted across the internet.

Infrastructure

Our websites are hosted at third‑party data centers near Boston, Massachusetts; Dallas, Texas; and London, England. We use third‑party content distribution networks to cache and serve many portions of our site at locations across the globe. We monitor and test at the application, host, network, and full site levels to maintain availability and promote performance. Our development servers are located at our corporate headquarters in Cambridge, Massachusetts. We use third‑party cloud computing services for many data processing jobs.

Competition

We face competition to attract consumers and paying dealers to our marketplace and to attract advertisers to purchase our advertising products and services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•	major U.S. online automotive marketplaces: AutoTrader.com, Cars.com, and TrueCar.com;
•	U.S. online automotive content publishers, such as Edmunds.com, KBB.com and Carfax.com;
•	online automotive marketplaces and websites in international markets;
•	internet search engines;
•	peer to peer marketplaces; and
•	sites operated by individual automobile dealers.

Competition for Consumers and Dealers

We compete for consumer visits with other online automotive marketplaces, free listing services, general search engines, and dealers’ websites. We compete for consumers primarily on the basis of the quality of the consumer experience. We believe we compete favorably on user experience due to the number of our vehicle listings, the unbiased transparency of the information we provide on cars, prices, and dealers, the intuitive nature of our user interface, and our leading mobile user experience, among other factors.

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines, and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the ROI that our marketplace provides. We believe we compete favorably due to our large user audience, high user engagement, and the volume and quality of connections we provide to well‑informed consumers, which results in an attractive ROI for dealers.

Competition for Advertisers

We compete for a share of advertisers’ total marketing budgets against media sites, websites dedicated to helping consumers shop for cars, major internet portals, search engines, and social media sites, among others. We also compete for a share of advertisers’ overall marketing budgets with traditional media, such as television, radio, magazines, newspapers, automotive guide publications, billboards, and other offline advertising channels. We compete for advertising spend based on the marketing ROI that our marketplace provides. We believe we compete favorably due to our large user audience size, high user engagement, and the effectiveness and relevance of our advertising products.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret protections, confidentiality procedures, and contractual restrictions.

We have three pending U.S. patent applications. These applications cover proprietary technology that relates to various functionalities on our platform, generally in connection with ordering, adjusting, and fraud detection. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks. We registered “CarGurus,” the CarGurus logo, the CG logo, and related marks, as trademarks in the United States and certain other jurisdictions. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.

We are the registered holder of several domestic and international domain names that include “CarGurus” and variations of our name.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, and relevant consultants, contractors, and business partners. We control the use of our proprietary technology and intellectual property through provisions in contracts with our customers and our general and product-specific terms of use on our website.

Regulatory

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state, and foreign laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states and jurisdictions in which we do business. Although we do not sell motor vehicles and we believe that vehicle listings on our site are not themselves advertisements, state regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. These state advertising laws and regulations, which often originated decades before the emergence of the internet, are frequently subject to multiple interpretations, are not uniform from state to state, sometimes impose inconsistent requirements with respect to new or used motor vehicles, and the manner in which they should be applied to our business model is not always clear. State regulators or other third parties could take, and on some occasions have taken, the position that our marketplace or related products violate applicable brokering, bird‑dog, consumer protection, or advertising laws or regulations.

In order to operate in this regulated environment, we develop our products and services with a view toward appropriately managing the risk that our regulatory compliance, or the regulatory compliance of the dealers whose inventory is listed on our website, could be challenged.

We consider applicable advertising and consumer protection laws and regulations in designing our products and services. With respect to paid advertising, other than display advertising and Featured Listings, we believe that most of the content displayed on the websites we operate does not constitute paid advertising for the sale of motor vehicles. Nevertheless, we endeavor to design the content in a manner that would comply with relevant advertising regulations and consumer protection laws if, and to the extent that, the content is considered to be vehicle sales advertising.

Our website and mobile application enable us, dealers, and users to send and receive text messages and other mobile phone communications, which requires us to comply with the Telephone Consumer Protection Act, or TCPA.  The TCPA, as interpreted and implemented by the Federal Communications Commission and federal and state courts, imposes significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly when the prior express consent of the person being contacted has not been obtained.

Corporate Information

We were originally organized on November 10, 2005 as a Massachusetts limited liability company under the name “Nimalex LLC.” Effective July 15, 2006, we changed our name to “CarGurus LLC.” On June 26, 2015, we converted into a Delaware corporation and changed our name to “CarGurus, Inc.”

Our principal executive offices are located at 2 Canal Park, 4th Floor, Cambridge, Massachusetts 02141, and our telephone number is (617) 354-0068. Our website is www.cargurus.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

CarGurus, the CarGurus logo, and other trademarks or service marks of CarGurus appearing in this Annual Report on Form 10-K are the property of CarGurus. Trade names, trademarks, and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Information About Segment and Geographic Revenue

We have two reportable segments, United States and International. Information about segment and geographic revenue is set forth in Note 12 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Additional Information

The following filings are available on our investor relations website after we file them with the Securities and Exchange Commission, or the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Proxy Statements for our annual meetings of stockholders.  These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investors.cargurus.com.  You may obtain copies of these documents by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC.  The address of that website is https://www.sec.gov.

We webcast our earnings calls and certain events that we participate in or host with members of the investment community on our investor relations website.  Additionally, we provide news and announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, on our investor relations website.  Corporate governance information, including our policies concerning business conduct and ethics, is also available on our investor relations website under the heading “Governance.” No content from any of our websites is intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our websites is intended to be an inactive textual reference only.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; as a result of this election, our financial statements may not be comparable with those of companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1.0 billion of non‑convertible debt securities over a three‑year period.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report and in our other public filings in evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Our business is substantially dependent on our relationships with dealers, and our subscription agreements with these dealers do not contain long-term contractual commitments. If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

Our primary source of revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplace. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. While the majority of our contracts with dealers currently provide for one-month committed terms, we are transitioning many of these dealers to contracts with one-year committed terms. The contracts do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements. If a significant number of our paying dealers terminate their subscriptions with us, our revenue would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be harmed.

If paying dealers do not experience the volume of consumer connections that they expect during their monthly or annual subscription period, or do not experience the level of car sales they expect from those connections, they may terminate their subscriptions at the conclusion of the committed term or may only be willing to renew their subscriptions at a lower level of fees. Even if dealers do experience increased consumer connections or sales, they may not attribute such increases to our marketplace. If we fail to expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in our marketplace for free; however, dealer identity and contact information are not permitted in such free listings and these dealers do not receive access to the paid features of our marketplace. Many dealers start with us on a non-paying basis and then become paying customers in order to take advantage of the features of our Enhanced or Featured Listing products. If dealers do not subscribe to our paid offerings at the rates we expect, or if a greater than expected number of our paying dealers elect to terminate their subscriptions, our business and financial results would be harmed.

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

A significant amount of our revenue is derived from advertising revenues generated primarily through advertising sales to dealers, auto manufacturers, and other auto-related brand advertisers. We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels. Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	our ability to increase the number of consumers using our marketplace;
•	our ability to compete effectively for advertising spending with other online automotive marketplaces;
•	our ability to continue to develop our advertising products in our marketplace;
•	our ability to keep pace with changes in technology and the practices and offerings of our competitors; and
•	our ability to offer an attractive return on investment, or ROI, to our advertisers for their advertising spend with us.

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Our other advertising contracts, including those with auto manufacturers, are typically for a defined period of time and do not have ongoing commitments to advertise on our site beyond the committed term. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our marketplace as compared to alternative channels. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling vehicle search experience to consumers through our platform, the number of connections between consumers and dealers using our marketplace may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplace could decline, which in turn could lead dealers to stop listing their inventory in our marketplace, cancel their subscriptions, or reduce their advertising spend with us. If dealers stop listing their inventory in our marketplace, we may not be able to maintain and grow our consumer traffic, which may cause other dealers to stop using our marketplace. This reduction in the number of dealers using our marketplace would likely adversely affect our marketplace and our business and financial results. As consumers increasingly use their mobile devices to access the internet and our marketplace, our success will depend, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices. We believe that our ability to provide a compelling vehicle search experience, both on the web and through mobile devices, is subject to a number of factors, including:

•	our ability to maintain an attractive marketplace for consumers and dealers, including on mobile platforms;
•	our ability to continue to innovate and introduce products for our marketplace on mobile platforms;
•	our ability to launch new products that are effective and have a high degree of consumer engagement;
•	our ability to maintain the compatibility of our mobile application with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and
•	our ability to access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

If use of our marketplace, particularly on mobile devices, does not continue to grow, our business and operating results would be harmed.

We rely on internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our website. The number of consumers we attract to our marketplace from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our website. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our traffic could slow or our traffic could decline. In addition, internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective users. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our website through internet search engines could harm our business and operating results.

Any inability by us to develop new products, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products and services that make our marketplace, website, and mobile application useful for consumers and dealers. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplace and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplace and its related products and effectively incorporate new internet and mobile technologies into them. These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and other research and development activities. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins and higher marketing and sales costs than our existing products. We may also change our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to consumers and dealers, and, if we are unable to provide a marketplace and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications. Without an innovative marketplace and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplace, which could, in turn, harm our business and financial results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplace. For example, our success in international markets is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The large amount of inventory and vehicle information available in our marketplace is critical to the value we provide for consumers. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers using our marketplace. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, and increased fees we may be charged by data providers. Our marketplace could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplace may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable and less transparent shopping experience for consumers using our marketplace and could materially and adversely affect our business and financial results.

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

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate will continue to decline in the future.

Our revenue increased to $316.9 million in 2017 from $198.1 million in 2016, representing a 60% increase between such periods. In the future, our revenue growth rates will decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition. As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline. In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

•	increase the number of consumers using our marketplace;
•	maintain and expand the number of dealers that subscribe to our marketplace and maintain and increase the fees that they are paying;
•	attract and retain advertisers placing advertisements in our marketplace;
•	further improve the quality of our marketplace, and introduce high quality new products; and
•	increase the number of connections between consumers and dealers using our marketplace.

If we fail to expand effectively into new markets, both domestically and abroad, our revenue, business, and financial results will be harmed.

We intend to continue to expand our operations to target new markets, both domestically and abroad, and there can be no assurance our expansion into these new markets will be successful. Our expansion into new markets places us in unfamiliar competitive environments and involves various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant losses in those markets and face various other challenges, such as obtaining and maintaining access to inventory data, competition for consumers and dealers using our marketplace, monetizing dealers, new regulatory environments and laws, different consumer shopping habits than those we are familiar with, and our ability to expand the number of our account managers to cover those new markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, expansion into international markets may not yield results similar to those we have achieved in the United States.

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations, and our exposure to these risks will increase as we expand internationally.

We have started to expand our operations internationally and plan to enter additional markets in the next twelve months. We expect to expand our international operations significantly by continuing to enter new markets and expanding our offerings in new languages. In most international markets, we would not be the first entrant, and our competitors may be more established or otherwise better positioned than we are to succeed. Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ webpages and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace. Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace. In addition, we may also face litigation from competitors in new markets. Any of these barriers could impede our expansion into international markets, which could affect our business and potential growth.

In addition to English, we have made portions of our platform available in French, German, and Spanish, and we will need to make all or portions of our platform available in additional languages as we launch in new countries. We may have difficulty modifying our technology and content for use in non-English speaking markets or fostering new communities in non-English speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Expanding internationally may subject us to new risks or increase our exposure in connection with current risks, including risks associated with:

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

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to help consumers shop for cars and to enable dealers to reach these consumers. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•	major U.S. online automotive marketplaces: AutoTrader.com, Cars.com, and TrueCar.com;
•	other U.S. automotive websites, such as Edmunds.com, KBB.com, and Carfax.com;
•	online automotive marketplaces and websites in international markets;
•	internet search engines;
•	peer to peer marketplaces; and
•	sites operated by individual automobile dealers.

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

Our existing and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, and the ability to devote greater resources to the development, promotion, and support of their marketplaces, products, and services. They may also have more extensive automotive industry relationships than we have, longer operating histories, and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can. Additionally, to the extent that any competitor has existing relationships with dealers or auto manufacturers for marketing or data analytics solutions, those dealers and auto manufacturers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplace and related products and services could substantially decline.

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

Furthermore, auto manufacturers may provide their franchise dealers with financial or other marketing support conditioned upon such dealers’ adherence to certain marketing guidelines. Auto manufacturers may determine that the manner in which certain of their franchise dealers use our marketplace is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of our marketplace is deemed objectionable. The potential or actual loss of such marketing support may cause such dealers to cease paying for our paid features, which may adversely affect our ability to maintain or grow the number of our paying dealers.

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

Our success will depend upon our relationships with third parties, including those with our payment processor and data center hosts, our information technology providers, our data providers for dealer inventory and vehicle information, our human resources information system provider, our billing subscription software provider, our customer relationship management software provider, and our general ledger provider. If these third parties experience difficulty meeting our requirements or standards, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers deteriorate or terminate, we could suffer increased costs and we may be unable to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal and state laws and regulations, and to foreign laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions, the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and dealers in class action or other civil litigation, or orders or settlements requiring us to make adjustments to our marketplace and related products and services.

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

If state regulators or other third parties take the position in the future that our marketplace or related products violate applicable brokering, bird-dog, consumer protection, consumer finance or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our marketplace and related products in certain states, or could require us to make adjustments to our marketplace and related products or the manner in which we derive revenue from dealers using our marketplace, any or all of which could result in substantial adverse publicity, termination of subscriptions by dealers, decreased revenues, distraction for our employees, increased expenses, and decreased profitability.

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

Our platform enables us, dealers, and users to send and receive text messages and other mobile phone communications. The Telephone Consumer Protection Act, or the TCPA, as interpreted and implemented by the Federal Communications Commission, or the FCC, and federal and state courts, imposes significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which is often interpreted to mean per phone call or text message. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations, and compliance may involve fact-specific analyses.

Any failure by us, or the third parties on which we rely, to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to the TCPA or its interpretation that further restricts the way consumers and dealers interact through our platform, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

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

Other

Claims could be made against us under both U.S. and foreign laws, including claims for defamation, libel, invasion of privacy, copyright or trademark infringement, or claims based on other theories related to the nature and content of the materials disseminated by users of our marketplace and the “Questions” section of our websites. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the internet of certain types of information. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information provided by our users and transmitted in our marketplace in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

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

Making decisions that we believe are in the best interests of our marketplace may cause us to forgo short-term gains in pursuit of potential but uncertain long-term growth.

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplace, even if such decisions negatively impact our results of operations in the short term. For example, we manage the text-chat feature of our website where consumers can message paying dealers. Our management of this feature has helped improve dealer response times to consumers, which in turn improves the consumer experience. While our management of this feature provides value to both consumers and paying dealers and could be a potential source of short-term revenue for us, we are not currently charging for this feature and are instead focusing on the potential long-term value of this feature to our marketplace and its users. However, this strategy may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

A significant disruption in service on our website or our mobile application could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation, and ability to attract consumers, dealers, and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, ransomware, or physical or electronic break-ins, could affect the security or availability of our marketplace on our website and mobile application, and prevent or inhibit the ability of consumers to access our marketplace. For example, past disruptions have impacted our ability to activate customer accounts and manage our billing activities in a timely manner. Such interruptions could also result in third parties accessing our confidential and proprietary information, including our intellectual property. Problems with the reliability or security of our systems could harm our reputation, harm our ability to protect our confidential and proprietary information, result in a loss of consumers and dealers, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our platform is located in the United States in Boston, Massachusetts and Dallas, Texas, and in Europe in London, England. Although we have two locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware. In addition, we do not own or control the operation of these facilities. We also use Amazon Web Services and Google Cloud Storage to back up some data. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Problems faced by our third-party web hosting providers could adversely affect the experience consumers have while using our marketplace. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers whose services they use may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our marketplace as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.

Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

We collect, process, store, share, disclose, and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of some functions of our marketplace involves the storage and transmission of consumers’ information, such as IP addresses and contact information of users who connect with dealers, profile information of users who create accounts on our marketplace, and dealers’ information.  Some of this information may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs. For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and zip codes. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. Like all information systems and technology, our website, mobile application, and information systems may be subject to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. If we experience compromises to our security that result in website or mobile application performance or availability problems, the complete shutdown of our website or mobile application, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers may decrease the use of our website or stop using our website entirely, and advertisers may decrease or stop advertising on our website. Further, outside parties may attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’ or advertisers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after being launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could negatively impact our ability to attract new consumers and increase engagement by existing consumers, cause existing consumers to curtail or stop use of our marketplace or close their accounts, cause existing advertisers to cancel their contracts, or subject us to governmental or third-party lawsuits, investigations, regulatory fines, or other actions or liability, thereby harming our business, results of operations, and financial condition.

There are numerous federal, state, and local laws and regulations in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer, and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other requirements.

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.  The General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, may require us to change our policies and procedures and, if we are not in compliance, may seriously harm our business.  Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put consumer or dealer information at risk and could in turn expose us to claims for damages or regulatory fines or penalties, and harm our reputation, business, and operating results.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.” If we are restricted in any way in registering our CARGURUS mark in international markets, it could impact our ability to establish and grow our business in Europe and other countries. For example, O2 Holdings Limited (now O2 Worldwide Limited, or O2 Worldwide), based in the United Kingdom, previously opposed our UK application to register the mark CARGURUS based on its prior registered rights for the mark GURU in the United Kingdom. We have reached an agreement with O2 Worldwide that permits us to continue to use our CARGURUS mark and logos in the United Kingdom and the European Union for our services in the automotive field in the manner we have to date, and to register such mark in the United Kingdom and the European Union for such services. However, the agreement with O2 Worldwide sets forth certain limitations on our use of the CARGURUS mark and logos in the United Kingdom and in the European Union, or the EU.  Also, while we have registered the CARGURUS and CG logos in the EU, we are not able to register the word-mark CARGURUS in the EU as the mark was deemed to be non-distinctive, and thus unregisterable.  We may be unable to register CARGURUS, the word mark, in any country in the EU, other than the United Kingdom.  If we are unable to register the CARGURUS word mark in any country, it may limit our ability to challenge unauthorized users of marks that are the same as or similar to CARGURUS.

We currently hold the “CarGurus.com” internet domain name and various other related domain names. The regulation of domain names is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name CarGurus.  In addition, third parties may create copycat or squatter domains to deceive consumers, which could harm our brand, interfere with our ability to register domain names, and result in additional costs.

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

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense, or impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Others may also independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation, and competitive position.

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

We have incurred net operating losses in the past. Although we did not experience such losses in fiscal year 2016 or 2017 and we have experienced significant growth in revenue, our revenue growth rate is likely to decline in the future as a result of a variety of factors. Our international expansion may cause our costs to increase in future periods as we continue to expend substantial financial resources to enter into those markets. Our costs may also increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may incur losses in the future.

Complying with the laws and regulations affecting public companies has increased and will continue to increase our costs and the demands on management and could harm our operating results.

Now that we are a public company, we expect to incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and Nasdaq impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel expect to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with the year ending December 31, 2018, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an emerging growth company, we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our stated operating results and harm our reputation.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  As a newly public company, we are required to comply with the SEC’s rules implementing

Section 302 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until after we are no longer an emerging growth company.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.  Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business.  Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.  If we identify any material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Seasonality may cause fluctuations in our operating results.

Across the retail automotive industry, consumer purchases typically increase through the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers, and our consumer-marketing spend grows accordingly. As consumer purchases slow in the fourth quarter, our rate of marketing spend typically also slows. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations could become more pronounced.

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

Langley Steinert, our founder, Chief Executive Officer, President, and Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock. In addition, Mr. Steinert has the ability to control the management and major strategic investments of our company as a result of his positions as our Chief Executive Officer, President, and Chairman, and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert, due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such terms are defined in our amended and restated certificate of incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

The market price for our Class A common stock could decline as a result of the sale of substantial amounts of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our Class A common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. Based on shares outstanding at December 31, 2017, we had outstanding 77,884,754 shares of Class A common stock. Of these shares, the 10,810,000 shares of our Class A common stock sold in our initial public offering, or IPO, are freely tradable, and the balance of the outstanding shares will be available for sale in the public market following the expiration of lock-up agreements entered into in connection with our IPO, which is expected to occur on April 10, 2018. The representatives of the underwriters in our IPO may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

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
•

authorizing “blank check” Preferred Stock, which may contain voting, liquidation, dividend, and other rights superior to our Class A common stock and which, from and after the date, referred to as the threshold date, on which the votes applicable to the Class A common stock and Class B common stock controlled by Mr. Steinert, represent less than a majority of the aggregate votes applicable to all shares of the outstanding Class A common stock and Class B common stock, could be issued by our board of directors without stockholder approval;

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

More than 50% of our voting power is held by Mr. Steinert. As a result, we are a “controlled company” under the corporate governance rules for Nasdaq-listed companies. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including:

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from some disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property. Our principal executive offices are located in Cambridge, Massachusetts where we lease a total of approximately 99,982 square feet of space in two buildings under leases that expire in November 2022 and January 2024. We also lease office space Dublin, Ireland, for our European operations, and in Detroit, Michigan, for additional space for our advertising sales employees.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, individually, or taken together, would reasonably be expected to have a material adverse effect on our business or financial results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “CARG” since October 12, 2017. Prior to that date, there was no public trading market for our Class A common stock. Our initial public offering was priced at $16.00 per share on October 11, 2017. The following table sets forth for the periods indicated the high and low sales prices per share of our Class A common stock as reported on the Nasdaq Global Select Market:

	High	Low
Fourth Quarter (from October 12, 2017 to December 31, 2017)	$35.42	$25.85

On February 28, 2018, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $32.28 per share.

Holders

As of February 23, 2018, we had 130 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise be subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CarGurus, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from October 12, 2017 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2017 of the cumulative total return for our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index. All values assume a $100 initial cash investment and data for the Nasdaq Composite Index and the S&P 500 Index assume reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

From January 1, 2017 through the filing our Registration Statement on Form S-8 on October 24, 2017, we issued to employees (i) an aggregate of 85,684 shares of Class A common stock and 169,012 shares of Class B common stock upon the exercise of options granted under our Amended and Restated 2006 Equity Incentive Plan and Amended and Restated 2015 Equity Incentive Plan, with exercise prices ranging from $0.05 to $6.78 per share, for an aggregate exercise price of approximately $288,000 and (ii) an aggregate of 848,634 restricted stock units relating to 848,634 shares of Class A common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 3(a)(9) of the Securities Act, Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan approved by our board of directors, and Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering, or transactions which did not constitute sales of securities under the Securities Act. Each recipient of securities issued in the transactions that were deemed to be exempt in reliance upon Section 4(a)(2) of the Securities Act acquired the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to any share certificates issued in each such transaction. In each case, the recipient received adequate information regarding us or had adequate access, through his or her relationship with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

On October 11, 2017, our registration statement on Form S-1, as amended (File No. 333-220495), filed in connection with our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission, or SEC, and, on October 16, 2017, we closed our IPO consisting of 10,810,000 shares of Class A common stock, which included the full exercise by the underwriters of their option to purchase 1,410,000 additional shares of Class A common stock, at a public offering price of $16.00 per share, before underwriting discounts. We issued and sold 3,205,000 shares of Class A common stock and the selling stockholders sold an additional 7,605,000 shares of Class A common stock.  The aggregate offering price for shares sold in our IPO was approximately $173.0 million.

Following the sale of the shares in connection with the closing of our IPO, the offering was concluded.  We received $43.2 million in net proceeds, after deducting underwriting discounts and commissions of $3.6 million and $4.5 million of other offering expenses.  The selling stockholders received, in the aggregate, $113.2 million in net proceeds, after deducting underwriting discounts and commissions of $8.5 million.  Certain of the underwriting discounts and commissions paid in our IPO were paid to Allen & Company LLC, an entity that beneficially owned more than 10% of our Preferred Stock prior to our IPO and that is affiliated with Ian Smith, a member of our board of directors.  Goldman Sachs & Co. LLC and Allen & Company LLC acted as joint lead book-running managers of our IPO.

As of December 31, 2017, we have retained proceeds from the IPO for working capital requirements.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 12, 2017.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data.

The following Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated balance sheet data as of December 31, 2015 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Marketplace subscription	$282,664	$171,302	$75,142
Advertising and other	34,197	26,839	23,446
Total revenue	316,861	198,141	98,588
Cost of revenue(1)	17,609	9,575	4,234
Gross profit	299,252	188,566	94,354
Operating expenses:
Sales and marketing	236,165	154,125	81,877
Product, technology, and development	22,470	11,453	8,235
General and administrative	22,688	12,783	5,801
Depreciation and amortization	2,655	1,634	969
Total operating expenses	283,978	179,995	96,882
Income (loss) from operations	15,274	8,571	(2,528)
Other income (expense), net	563	374	(12)
Income (loss) before income taxes	15,837	8,945	(2,540)
Provision for (benefit from) income taxes	2,638	2,448	(904)
Net income (loss)	$13,199	$6,497	$(1,636)
Net income (loss) per share attributable to common stockholders, basic and diluted:(2)
Basic	$0.13	$(0.58)	$(0.41)
Diluted	$0.12	$(0.58)	$(0.41)
Weighted—average shares used to compute net income (loss) per share attributable to common stockholders:(2)
Basic	55,835,265	44,138,922	43,141,236
Diluted	60,637,584	44,138,922	43,141,236

Other Financial Information:
Adjusted EBITDA(3)	$24,097	$10,965	$(366)
(1)	Includes depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 of $1,140, $438, and $153, respectively.
(2)

See Note 9 of the notes to our consolidated financial statements included elsewhere in this report for an explanation of the calculations of our net income (loss) per share attributable to common stockholders.

(3)

See “— Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$137,709	$74,250	$61,363
Property and equipment, net	16,563	12,780	7,147
Working capital	114,238	56,457	52,751
Total assets	176,594	100,331	77,781
Total liabilities	49,569	35,605	20,534
Convertible preferred stock	—	132,698	73,378
Total stockholders’ equity (deficit)	127,025	(67,972)	(16,131)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we monitor and have presented within this Annual Report on Form 10-K Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by U.S. generally accepted accounting principles, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other (income) expense, net, the provision for (benefit from) income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

We use Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making. In addition, we evaluate our Adjusted EBITDA in relation to our revenue. We refer to this as Adjusted EBITDA margin and define it as Adjusted EBITDA divided by total revenue.

Our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable GAAP equivalent. Some of these limitations are:

•

Adjusted EBITDA excludes stock‑based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduces cash available to us;
•	Adjusted EBITDA does not reflect income tax payments or tax benefits that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$13,199	$6,497	$(1,636)
Depreciation and amortization	3,795	2,072	1,122
Stock-based compensation expense	5,028	322	1,040
Other (income) expense, net	(563)	(374)	12
Provision for (benefit from) income taxes	2,638	2,448	(904)
Adjusted EBITDA	$24,097	$10,965	$(366)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or elsewhere in this report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non‑GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this Annual Report on Form 10-K. Investors should not consider non‑GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles, or GAAP.

Company Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we provide information and analysis that create a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third‑party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” In addition to the United States, we operate online marketplaces in Canada, the United Kingdom, and Germany.

On October 16, 2017, we completed our initial public offering, or the IPO, in which we issued and sold 3,205,000 shares of our Class A common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. We received $43.2 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and $4.5 million in offering costs. Upon the closing of the IPO, all of the outstanding shares of our Preferred Stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. The 40,376,452 shares of Class B common stock subsequently converted into 40,376,452 shares of Class A common stock resulting in a total conversion of all outstanding shares of Preferred Stock into 60,564,678 shares of Class A common stock at the conversion rates then in effect. At the closing of the IPO, there were no shares of Preferred Stock outstanding.

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto‑related brand advertisers. Our rapid revenue growth and financial performance over the last several years exemplify the strength of our marketplace. We generated revenue of $316.9 million in 2017, $198.1 million in 2016, and $98.6 million in 2015, representing year-over-year increases of 60% in 2017 and 101% in 2016.

In 2017, we generated net income of $13.2 million and our Adjusted EBITDA was $24.1 million, compared to a net income of $6.5 million and Adjusted EBITDA of $11.0 million in 2016 and a net loss of $1.6 million and Adjusted EBITDA of $(0.4) million in 2015. See “Selected Consolidated Financial Data — Adjusted EBITDA” for more information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss).

We have two reportable segments, United States and International. See Note 12 of our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.

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

	Year Ended December 31,
Average Monthly Unique Users	2017	2016	2015
	(in thousands)
United States	24,469	20,120	14,986
International	2,451	1,396	198

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

	Year Ended December 31,
Average Monthly Sessions	2017	2016	2015
	(in thousands)
United States	64,758	46,706	31,531
International	5,365	2,627	342

Number of Paying Dealers

A paying dealer is a dealer, based on a distinct associated inventory feed, that subscribes to our Enhanced or Featured Listing product at the end of a defined period. We believe that the number of paying dealers is indicative of the value proposition of our Listing products, and our sales and marketing success, including our ability to retain paying dealers and develop new dealer relationships.

	As of December 31,
Number of Paying Dealers	2017	2016	2015
United States	25,122	20,349	12,276
International	2,548	952	53

Average Annual Revenue per Subscribing Dealer (AARSD)

We measure the average annual revenue we receive from each paying dealer. We define AARSD, which is measured at the end of a defined period, as the total marketplace subscription revenue during the trailing 12 months divided by the average number of paying dealers during the same trailing 12-month period. Our ability to grow AARSD is an indicator of the value proposition of our products and the return on investment, or ROI, our paying dealers realize from our products. Increases in AARSD are driven by our ability to grow the volume of connections to our users and the quality of those connections, effectively illustrate the value of brand exposure to our engaged audience in relation to subscription cost, upsell package levels, and cross-sell additional products to our paying dealers.

	As of December 31,
Average Annual Revenue per Subscribing Dealer (AARSD)	2017	2016	2015
United States	$12,055	$10,383	$8,835
International	$4,904	$3,830	n/a*

*	International revenues were not generated before October 2015 and, therefore, sufficient data for the trailing 12‑month calculation is not available.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other (income) expense, net, the provision for (benefit from) income taxes, and certain one‑time, non‑recurring items, if and when applicable. We monitor and have presented Adjusted EBITDA in this Annual Report on Form 10-K as a non‑GAAP financial measure to supplement the financial information we present on a GAAP basis to provide investors with additional information regarding our financial results. Adjusted EBITDA, as a non‑GAAP financial measure, should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. We consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. Also, our non‑GAAP measure may not necessarily be comparable to similarly titled measures presented by other companies.

We believe that Adjusted EBITDA is a key indicator of our operating results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “Selected Consolidated Financial Data — Adjusted EBITDA.”

Components of Consolidated Statements of Operations

Revenue

Our revenue is derived from two primary sources: marketplace subscription revenue, which consists of listing and display advertising subscriptions from dealers, and advertising and other revenue, which consists primarily of display advertising revenue from auto manufacturers and other auto‑related brand advertisers.

Marketplace Subscription Revenue

We offer three types of marketplace Listing products to our dealers: Basic Listing, which is free; and Enhanced or Featured Listing, which require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI our platform will provide them. We also offer Listing dealers access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, user review management platform, Pricing Tool, and Market Analysis tool. The Pricing Tool and Market Analysis tool are available only to paying dealers.

In addition to listing their inventory in our marketplace and providing them access to our Dealer Dashboard, we offer Enhanced and Featured Listing dealers other subscription advertising and customer acquisition products, including display advertising that appears in our marketplace and on other sites on the internet, which can be targeted by geography, search history, and a number of other factors, and dealer search engine marketing, which helps dealers more effectively acquire customers through paid search, social media, and retargeted advertising.

Marketplace subscription revenue is recognized on a monthly basis as the service is delivered to the dealer.

Advertising and Other Revenue

Advertising and other revenue consists primarily of non‑dealer display advertising revenue from auto manufacturers and other auto‑related brand advertisers sold on a cost per thousand impressions, or CPM, basis. An impression is an advertisement loaded on a web page. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre‑Owned, and segments such as hybrid vehicles.

For a description of our revenue accounting policies, see “— Critical Accounting Policies and Significant Estimates.”

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock‑based compensation expense related to the customer support team and third‑party service provider costs such as data center and networking expenses, allocated overhead, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to grow our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, incentive compensation, commissions, stock‑based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; and allocated overhead. We expect sales and marketing expenses to increase as we grow our audience and attempt to strengthen our brand awareness and, as informed by trends in our business and the competitive landscape of our market, fluctuate from quarter to quarter, which will impact our quarterly results of operations.

Product, Technology, and Development

Product, technology, and development expenses, which include research and development costs, consist primarily of personnel costs of our development team, including payroll, benefits, stock‑based compensation expense and allocated overhead costs. Other than website development costs that qualify for capitalization, research and development costs are expensed as incurred. We expect product, technology, and development expenses to increase as we develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, incentive compensation, and stock‑based compensation expenses, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. We expect general and administrative expenses to increase as we incur the costs of compliance associated with being a publicly traded company, including legal, audit, and consulting fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and leasehold improvements.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash, cash equivalents, and investments, interest expense on lease obligations, and net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the periods ended December 31, 2017 and 2016 as a result of our consolidated taxable income position. We have recognized a benefit from income taxes for the period ended December 31, 2015 due to our taxable loss position for that period. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at December 31, 2017 or 2016.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Marketplace subscription	$282,664	$171,302	$75,142
Advertising and other	34,197	26,839	23,446
Total revenue	316,861	198,141	98,588
Cost of revenue	17,609	9,575	4,234
Gross profit	299,252	188,566	94,354
Operating expenses:
Sales and marketing	236,165	154,125	81,877
Product, technology, and development	22,470	11,453	8,235
General and administrative	22,688	12,783	5,801
Depreciation and amortization	2,655	1,634	969
Total operating expenses	283,978	179,995	96,882
Income (loss) from operations	15,274	8,571	(2,528)
Other income (expense), net	563	374	(12)
Income (loss) before income taxes	15,837	8,945	(2,540)
Provision for (benefit from) income taxes	2,638	2,448	(904)
Net income (loss)	$13,199	$6,497	$(1,636)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Additional Financial Data
Revenue
United States	$307,472	$195,824	$98,566
International	9,389	2,317	22
Total	$316,861	$198,141	$98,588
Income (loss) from Operations
United States	$41,586	$27,461	$637
International	(26,312)	(18,890)	(3,165)
Total	$15,274	$8,571	$(2,528)

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Revenue:
Marketplace subscription	89%	86%	76%
Advertising and other	11	14	24
Total revenue	100%	100%	100%
Cost of revenue	6	5	4
Gross profit	94	95	96
Operating expenses:
Sales and marketing	74	78	83
Product, technology, and development	7	6	9
General and administrative	7	6	6
Depreciation and amortization	1	1	1
Total operating expenses	89	91	99
Income (loss) from operations	5	4	(3)
Other income (expense), net	—	—	—
Income (loss) before income taxes	5	4	(3)
Provision for (benefit from) income taxes	1	1	(1)
Net income (loss)	4%	3%	(2)%

	Year Ended December 31,
	2017	2016	2015
Additional Financial Data
Revenue
United States	97%	99%	100%
International	3	1	—
Total	100%	100%	100%
Income (loss) from Operations
United States	13%	14%	—%
International	(8)	(10)	(3)
Total	5%	4%	(3)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Revenue by Source

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$282,664	$171,302	$111,362	65%
Advertising and other	34,197	26,839	7,358	27
Total	$316,861	$198,141	$118,720	60%
Percentage of total revenue:
Marketplace subscription	89%	86%
Advertising and other	11	14
Total	100%	100%

Overall revenue increased $118.7 million, or 60%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. Marketplace subscription revenue increased by 65% while advertising and other revenue grew by 27%.

Marketplace subscription revenue increased $111.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, and represented 89% of total revenue in 2017 compared to 86% of total revenue in 2016. This increase in marketplace subscription revenue was attributable primarily to a 30% growth in the number of U.S. and International paying dealers, to 27,670 as of December 31, 2017 from 21,301 as of December 31, 2016, and to a 16% growth in our AARSD for U.S. dealers to $12,055 in the year ended December 31, 2017 from $10,383 in the year ended December 31, 2016. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our website and mobile applications and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased $7.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, and represented 11% of total revenue in 2017 compared to 14% of total revenue in 2016. The increase in advertising and other revenue was due primarily to a 16% increase in the number of impressions delivered in 2017 and a 28% increase in the average price per thousand impressions in 2017 compared to 2016.  The increase was also partially offset by a reduction in other advertising revenue.

Revenue by Segment

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Revenue
United States	$307,472	$195,824	$111,648	57%
International	9,389	2,317	7,072	305
Total	$316,861	$198,141	$118,720	60%
Percentage of total revenue:
United States	97%	99%
International	3	1
Total	100%	100%

U.S. revenue increased $111.6 million, or 57%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to a 23% increase in the number of U.S. paying dealers and a 16% increase in AARSD for U.S. dealers.

International revenue increased $7.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to an increase in the number of International paying dealers. International paying dealers grew to 2,548 at December 31, 2017 from 952 at December 31, 2016.

Cost of Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$17,609	$9,575	$8,034	84%
Percentage of total revenue	6%	5%

Cost of revenue increased $8.0 million, or 84%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due primarily to a $2.4 million increase in employee-related costs for our customer support team to support the growth in customers, a $1.9 million increase in fees related to provisioning advertising campaigns on our websites, a $1.3 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.9 million increase in costs to improve the content on our website, a $0.8 million increase for data center and hosting costs, and a $0.5 million increase in amortization of website development costs.

Operating Expenses

Sales and Marketing Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$236,165	$154,125	$82,040	53%
Percentage of total revenue	74%	78%

Sales and marketing expenses increased $82.0 million, or 53%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was due primarily to an increase in advertising costs of $61.0 million, a $12.8 million increase in salaries, commissions, and related expenses due to our increased revenue and a 21% increase in headcount, a $2.0 million increase in expenses related to marketing events and activities, a $1.7 million increase in consulting fees, a $1.0 million increase in rent due to the expansion of our office space, and a $0.8 million increase in software subscriptions. The increase for the year ended December 31, 2017 was also due to a $1.7 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.  Although the performance-based vesting condition was satisfied, under the terms of the awards, the settlement of such vested RSUs and the issuance of common stock with respect to such vested RSUs will occur on April 10, 2018, one hundred eighty-one days after the satisfaction of the performance condition.

Product, Technology, and Development Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Product, technology, and development	$22,470	$11,453	$11,017	96%
Percentage of total revenue	7%	6%

Product, technology, and development expenses increased $11.0 million, or 96%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due primarily to an increase in salaries and related employment expenses due to a 68% increase in headcount to support our growth and product innovations. The increase for the year ended December 31, 2017 was also due to a $1.7 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

General and Administrative Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$22,688	$12,783	$9,905	77%
Percentage of total revenue	7%	6%

General and administrative expenses increased $9.9 million, or 77%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The change primarily reflected an increase of $5.0 million of salaries and employee-related costs as a result of our 81% increase in headcount as we continued to grow our business and require additional personnel to support our expanded operations, a $1.4 million increase in payment processing and billing costs due to increased customer transactions with higher billings, a $1.1 million increase in external consulting and insurance fees driven by costs incurred to comply with public company requirements, and a $0.6 million increase in bad debt expense. The increase for the year ended December 31, 2017 was also due to a $1.3 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,655	$1,634	$1,021	62%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $1.0 million, or 62%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to increased depreciation of additional leasehold improvements.

Other Income, net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income, net	$563	$374	$189	51%
Percentage of total revenue	—	—

Other income, net increased $0.2 million, or 51%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations.

Provision for Income Taxes

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,638	$2,448	$190	8%
Percentage of total revenue	1%	1%

The provision for income taxes increased $0.2 million, or 8%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. In 2017, we recorded a tax provision on earnings with an effective tax rate of 16.7% compared to 27.4% in 2016. Our lower effective tax rate during 2017 is primarily the result of discrete items recorded including IPO deductible costs and higher excess tax deductions relating to stock-based compensation awards. Our lower effective tax rate during 2017 was also driven by higher R&D tax credits.

Income (Loss) from Operations by Segment

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
United States	$41,586	$27,461	$14,125	51%
International	(26,312)	(18,890)	(7,422)	(39)
Total	$15,274	$8,571	$6,703	78%
Percentage of segment revenue:
United States	14%	14%
International	NM	NM

NM — Not Meaningful

U.S. income from operations increased $14.1 million, or 51%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was due to an increase in revenue of $111.6 million, offset in part by the increases in cost of revenue of $6.5 million and operating expenses of $91.0 million.

International loss from operations increased $7.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue by Source

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$171,302	$75,142	$96,160	128%
Advertising and other	26,839	23,446	3,393	14
Total	$198,141	$98,588	$99,553	101%
Percentage of total revenue:
Marketplace subscription	86%	76%
Advertising and other	14	24
Total	100%	100%

Overall revenue increased by $99.6 million, or 101%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. Marketplace subscription revenue increased by 128% while advertising and other revenue grew by 14%.

Marketplace subscription revenue increased $96.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, and represented 86% of total revenue in 2016 compared to 76% of total revenue in 2015. This increase in marketplace subscription revenue was attributable primarily to a 73% growth in the number of paying dealers, to 21,301 as of December 31, 2016 from 12,329 as of December 31, 2015, and to an 18% growth in our AARSD to $10,383 in the year ended December 31, 2016 from $8,835 in the year ended December 31, 2015. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our website and mobile applications and the efforts of our sales and marketing teams to convert Basic Listing dealers to Enhanced and Featured Listing paying dealers.

Advertising and other revenue increased $3.4 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, and represented 14% of total revenue in 2016 compared to 24% of total revenue in 2015. The increase in advertising and other revenue was due primarily to a 53% increase in the number of impressions in 2016 compared to 2015. This increase was partially offset by a 19% decrease in the average price per thousand impressions in 2016 compared to 2015. The increase was also partially offset by a reduction in other advertising revenue.

Revenue by Segment

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Revenue
United States	$195,824	$98,566	$97,258	99%
International	2,317	22	2,295	NM
Total	$198,141	$98,588	$99,553	101%
Percentage of total revenue:
United States	99%	100%
International	1	—
Total	100%	100%

NM — Not Meaningful

U.S. revenue increased $97.3 million, or 99%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to a 66% increase in the number of U.S. paying dealers.

International revenue increased $2.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The first international paying dealers began their subscriptions in the fourth quarter of 2015 and grew to 952 paying dealers at December 31, 2016.

Cost of Revenue

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue	$9,575	$4,234	$5,341	126%
Percentage of total revenue	5%	4%

Cost of revenue increased $5.3 million, or 126%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due primarily to a $1.7 million increase in employee‑related costs for our customer support team to support the growth in customers, a $1.5 million increase in fees related to provisioning advertising campaigns on our websites, a $1.1 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.4 million increase for data center and hosting costs, a $0.3 million increase in costs to improve the content on our website, and a $0.2 million increase in amortization of website development costs.

Operating Expenses

Sales and Marketing Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$154,125	$81,877	$72,248	88%
Percentage of total revenue	78%	83%

Sales and marketing expenses increased $72.2 million, or 88%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was due primarily to an increase in advertising costs of $50.3 million, a $16.0 million increase in salaries, commissions, and related expenses due to our increased revenue and an 84% increase in headcount, a $1.3 million increase in expenses related to marketing events and activities, a $0.9 million increase in  rent due to the expansion of our office space, and a $0.8 million increase in consulting fees.

Product, Technology, and Development Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Product, technology, and development	$11,453	$8,235	$3,218	39%
Percentage of total revenue	6%	8%

Product, technology, and development expenses increased $3.2 million, or 39%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due primarily to an increase in salaries and related employment expenses due to our 66% increase in headcount to support our growth and product innovations.

General and Administrative Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$12,783	$5,801	$6,982	120%
Percentage of total revenue	6%	6%

General and administrative expenses increased $7.0 million, or 120%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The change primarily reflected an increase of $2.3 million of salaries and employee‑related costs as a result of our 157% increase in headcount as we continued to grow our business and required additional personnel to support our expanded operations, a $1.5 million increase in payment processing and billing costs due to increased customer transactions from higher revenue, a $1.5 million increase in legal fees for litigation and other services, and a $0.5 million increase from external consulting fees including audit and tax services.

Depreciation and Amortization Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,634	$969	$665	69%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.7 million, or 69%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to increased depreciation and amortization of additional leasehold improvements.

Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other income (expense), net	$374	$(12)	$386	NM
Percentage of total revenue	—	—

NM — Not Meaningful

Other income (expense), increased $0.4 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the investment of cash in certificates of deposit and money market funds due to our increased cash from operations and the issuances of Preferred Stock in financing transactions.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,448	$(904)	$3,352	NM
Percentage of total revenue	1%	(1)%

NM — Not Meaningful

The provision for income taxes increased $3.4 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. In 2016, we recorded a tax provision on earnings with an effective tax rate of 27.4%. In 2015, we recorded a tax benefit of $0.9 million, or 35.6% effective tax benefit, as a result of our taxable loss position for that period. The Company’s effective tax rate for the year ended December 31, 2016 is lower than the U.S. federal statutory rate primarily due to research and development income tax credits. The Company anticipates credits, primarily related to research and development tax credits, to continue to impact the effective tax rate in the future.

Income (Loss) from Operations by Segment

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
United States	$27,461	$637	$26,824	NM
International	(18,890)	(3,165)	(15,725)	NM
Total	$8,571	$(2,528)	$11,099	NM
Percentage of segment revenue:
United States	14%	1%
International	NM	NM

NM — Not Meaningful

U.S. income from operations increased $26.8 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was due to an increase in revenue of $97.3 million, offset in part by the increases in cost of revenue of $4.3 million and operating expenses of $66.2 million.

International loss from operations increased $15.7 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in International loss from operations reflected our investment into international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At December 31, 2017 and 2016, our principal sources of liquidity were cash and cash equivalents of $87.7 million and $29.5 million, respectively and investments in certificates of deposit with terms of greater than 90 days but less than one year of $50.0 million and $44.8 million, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$25,691	$20,004	$12,915
Net cash used in investing activities	(12,598)	(51,992)	(7,615)
Net cash provided by financing activities	44,780	690	49,965
Impact of foreign currency on cash	159	(45)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$58,032	$(31,343)	$55,265

Our operations were initially financed by a capitalization of approximately $5 million from external capital and subsequently financed primarily by operating profits and sales of capital stock. We generated cash from operating activities of $25.7 million during 2017, $20.0 million during 2016 and $12.9 million during 2015, and we expect to generate cash from operations for the foreseeable future.

In addition, on October 16, 2017, we closed our initial public offering, in which we issued and sold 3,205,000 shares of our Class A common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. We received $43.2 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and $4.5 million in offering costs.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report on Form 10-K. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the support of our product, technology, and development efforts, the timing and extent of our investment in international markets and our investment in mergers and acquisition opportunities. To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities during 2017 was $25.7 million, due primarily to net income of $13.2 million, non-cash items including $5.0 million of stock-based compensation expense and $3.8 million of depreciation and amortization, a $6.2 million increase in accounts payable, and a $5.2 million increase in accrued expenses. These increases were partially offset by a $7.0 million increase in accounts receivable and a $2.3 million increase in prepaid expenses and other assets.

Cash provided by operating activities during 2016 was $20.0 million. This was due primarily to our net income of $6.5 million, an increase in accounts payable of $5.8 million, primarily related to higher marketing costs, an increase in accrued expenses of $4.1 million due to higher accrued bonuses and commissions, an increase of $1.9 million in deferred revenue related to customer prepayments, and an increase in deferred rent of $1.9 million related to new office space. These increases were partially offset by a $2.2 million increase in prepaid expenses primarily related to income tax payments and a $1.4 million increase in accounts receivable due to revenue growth.

Cash provided by operating activities during 2015 was $12.9 million. This was primarily due to increases in accounts payable, deferred rent, and accrued expenses of $6.1 million, $4.7 million, and $2.5 million, respectively.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment, capitalized website development costs, and short‑term investments.

Cash used in investing activities of $12.6 million during 2017 was due to $50.0 million of investments in certificates of deposit, net of maturities of $44.8 million, $5.2 million of investments in furniture, computer equipment, and leasehold improvements, and $2.2 million related to the capitalization of website development costs.

Cash used in investing activities of $52.0 million during 2016 resulted primarily from $59.8 million of investments in certificates of deposit, net of maturities of $15.0 million, $5.8 million of investments in furniture, computer equipment, and leasehold improvements, and $1.4 million related to the capitalization of website development costs.

Cash used in investing activities of $7.6 million during 2015 resulted primarily from $6.4 million of investments in furniture, computer equipment, and leasehold improvements and $1.3 million related to the capitalization of website development costs.

Financing Activities

Cash provided by financing activities of $44.8 million during 2017 primarily reflects $44.4 million of initial public offering proceeds, net of offering costs and $0.4 million related to the proceeds from the exercise of stock options.

Cash provided by financing activities of $0.7 million during 2016 primarily reflects $59.7 million of proceeds from the issuance of Series E Preferred Stock, net of issuance costs, and a tax benefit of $0.8 million related to the exercise of stock options, which was partially offset by the $60.0 million used for the repurchase of previously issued Preferred Stock, common stock, vested options, and restricted stock units.

Cash provided by financing activities of $50.0 million during 2015 primarily reflects $67.9 million of proceeds from the issuance of Series D Preferred Stock, net of issuance costs. The proceeds were partially offset by the $18.0 million used for the repurchase of previously issued Preferred Stock, common stock and vested options.

Contractual Obligations and Known Future Cash Requirements

Our lease obligations consist of various leases for office space in Massachusetts, Detroit and Dublin with various lease terms through January 2024. The terms of our Massachusetts lease agreements provide for rental payments that increase on an annual basis. We recognize rent expense on a straight‑line basis over the lease period. We do not have any debt or material capital lease obligations as of December 31, 2017 and all of our property, equipment, and software have been purchased with cash, with the exception of $0.5 million of unpaid property and equipment costs at December 31, 2017. We have no material long‑term purchase obligations outstanding with any vendors or third parties.

Set forth below is information concerning our known contractual obligations at December 31, 2017 that are fixed and determinable.

	Total	Less than 1 year	23 years	45 years	More than 5 years
	(in thousands)
Operating lease obligations	$40,279	$7,363	$15,347	$15,232	$2,337
Total contractual obligations	$40,279	$7,363	$15,347	$15,232	$2,337

Off‑Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business as discussed above.

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that of our significant accounting policies, which are described in Note 2 to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

Revenue Recognition

Our revenue is derived from two primary sources: marketplace subscription revenue, which consists of listing and display advertising subscriptions from dealers, and advertising and other revenue, which consists primarily of display advertising revenue from auto manufacturers and other auto‑related brand advertisers.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We offer two types of paid marketplace listing products to dealers, Enhanced or Featured Listing, which require a subscription under subscription contracts with initial terms ranging between one month to one year. Contracts for customers generally auto‑renew on a monthly basis and are cancellable by dealers with 30‑days’ advance notice at the end of the current term. In addition, the arrangement allows dealers to access a dashboard to track sales leads and manage their accounts, which we refer to as the Dealer Dashboard. Customers do not have the right to take possession of our software. We recognize revenue in accordance with Accounting Standards Codification, or, ASC, 605, Revenue Recognition. We recognize revenue on a monthly basis as revenue is earned. These contracts generally provide the customer with the ability to list an unlimited amount of automobile inventory on our website.

In addition to listing their inventory in our marketplace, we periodically enter into multiple‑element service arrangements that provide dealers with Enhanced or Featured Listing products, as well as other advertising and customer acquisition products including display advertising, which appears in our marketplace and on other sites on the internet and requires a paid subscription under contracts with initial terms ranging from one month to one year. Contracts for customers generally auto‑renew on a monthly basis and are cancellable by dealers with 30‑days’ advance notice at the end of the current term.

We assess arrangements with multiple deliverables under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009‑13, Revenue Recognition (Topic 605), Multiple‑Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force (ASU 2009‑13), which amended the previous multiple‑element arrangements accounting guidance. Pursuant to ASU 2009‑13, in order to treat deliverables in a multiple‑element arrangement as separate units of accounting, the deliverables must have stand‑alone value upon delivery. If the deliverables have stand‑alone value upon delivery, we account for each deliverable separately. We have concluded that each element in the arrangement has stand‑alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. While these arrangements are considered multiple‑element arrangements, the recognition of the units of accounting follow a consistent ratable recognition given the pattern over which services are provided.

Advertising and other revenue consists primarily of non‑dealer display advertising revenue from auto manufacturers and other auto‑related brand advertisers sold on a cost per thousand impressions, or CPM, basis. Impressions are the number of times an advertisement is loaded on a web page. Pricing is primarily based on advertisement size and position on our websites, and fees are generally billed monthly. We recognize such revenue as impressions are delivered.

We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers.

We sell advertising directly to auto manufacturers and other auto‑related brand advertisers as well as indirectly through revenue sharing arrangements with advertising exchange partners. The advertising we sell is not subject to revenue sharing arrangements. Company‑sold advertising revenue is recognized based on the gross amount charged to the advertiser. Partner‑sold advertising revenue is recognized based on the net amount of revenue received from the content partners.

Revenue from advertising sold directly by us to auto manufacturers and other auto‑related brand advertisers is recorded on a gross basis predominately because we are the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. We enter into contractual arrangements directly with advertisers, and are directly responsible for the fulfillment of the contractual terms and any remedy for issues with such fulfillment. We also have latitude in establishing the selling price with the advertiser, as we sell advertisements at a rate determined at our sole discretion.

Advertising revenue subject to revenue sharing agreements between us and advertising exchange partners is recognized based on the net amount of revenue received from the partner predominately because the advertising partner, and not us, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner‑sold advertising arrangements, the advertising partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner‑sold transactions. When an advertising exchange partner sells advertisements, the partner is responsible for fulfilling the advertisements, and accordingly, we have determined the advertising partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner‑sold advertising.

Revenue is presented net of any taxes collected from customers.

We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. Sales allowances relate primarily to credits issued for service interruption. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments and credits and ultimate losses may vary from actual results which could be material to the financial statements; however, to date, actual sales allowances have been materially consistent with our estimates. Sales allowances are recorded as a reduction to revenue in the consolidated statements of operations.

Website and Software Development Costs

We capitalize certain costs associated with the development of our websites and internal‑use software products after the preliminary project stage is complete and until the software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the software project with the required authority, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal‑use software are expensed as incurred.

Capitalized website and software development costs are amortized on a straight‑line basis over their estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the years ended December 31, 2017 and 2016, we capitalized $2.2 million and $1.4 million of website development costs, respectively. We recorded amortization expense associated with our capitalized website development costs of $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Income Taxes

We account for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions recognized in the consolidated financial statements by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions would be recognized as a component of income tax expense. We have no recorded liabilities for uncertain tax positions as of December 31, 2017 or 2016.

Stock‑Based Compensation

We recognize stock‑based compensation for stock‑based awards, including stock options and restricted stock units, or RSUs, based on the estimated fair value of the awards. Through the period ended December 31, 2016, we applied an estimated forfeiture rate in determining the total stock‑based compensation expense to record for the period. On January 1, 2017, we adopted ASU 2016-09 and elected to account for forfeitures when they occur, on a modified retrospective basis. The cumulative effect adjustment related to this accounting policy change for forfeitures was not material. We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

For RSUs issued under our stock‑based compensation plans, the fair value of each grant is calculated based on the estimated fair value of our common stock on the date of grant. We estimate the fair value of most stock option awards on the date of grant using the Black‑Scholes option‑pricing model. Certain stock option awards that have an exercise price that is materially above the current estimated fair market value of our common stock are considered to be “deeply out of the money,” and are valued at the date of grant using a binomial lattice option‑pricing model. The fair value of each option grant issued under our stock‑based compensation plans that is not considered “deeply out of the money” was estimated using the Black‑Scholes option‑pricing model.

RSUs granted prior to our IPO were subject to both a service‑based vesting and a performance‑based vesting condition achieved upon a liquidity event, defined as either a change of control or an initial public offering of our common stock, or IPO. Prior to October 11, 2017, we had not recognized compensation cost related to stock-based awards with these performance conditions as the liquidity event had not occurred. The Securities and Exchange Commission’s declaration of effectiveness of our registration statement on Form S-1 on October 11, 2017 satisfied the liquidity event performance condition. The cumulative unrecognized stock-based compensation expense related to these awards was $2.5 million through October 11, 2017.

We determined the assumptions for the Black‑Scholes option‑pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

•

Fair Value of Our Common Stock.  Prior to our IPO, our stock was not publicly traded, and therefore we estimated the fair value of our common stock through obtaining contemporaneous third-party valuations. Subsequent to the IPO, we determine the fair value of our common stock based on the closing share price on the date of grant.

•

Expected Term.  The expected term represents the period that the stock‑based awards are expected to be outstanding. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.

•

Risk‑Free Interest Rate.  The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero‑coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock‑based award’s expected term.

•

Expected Volatility.  Because we did not have a trading history of our common stock prior to our IPO, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock‑based awards.

•	Dividend Rate. The expected dividend is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

If any of the assumptions used in the Black‑Scholes model change significantly, stock‑based compensation for future awards may differ materially compared with the awards granted previously.

The weighted average fair values of options granted during the years ended December 31, 2016 and 2015 were $0.90 and $0.46, respectively. No options were granted during 2017. The weighted average assumptions utilized to determine the fair value of options granted are presented in the following table:

	2016	2015
Expected dividend yield	—	—
Expected volatility	49%	64%
Risk–free interest rate	1.57%	1.73%
Expected term (in years)	6.07	6.05

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non‑affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10‑K) or we issue more than $1.0 billion of non‑convertible debt securities over a three‑year period.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Recent Accounting Pronouncements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

We did not have any long‑term borrowings as of December 31, 2017 or as of December 31, 2016.

We had cash, cash equivalents, and investments of $137.7 million and $74.3 million at December 31, 2017 and December 31, 2016, respectively, which consist of bank deposits, money market funds and certificates of deposit with maturity dates ranging from nine to twelve months. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant for us. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and, accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date, including during the year ended December 31, 2017. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition.

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of December 31, 2017 and December 31, 2016, we have foreign currency exposures in the British Pound and the Euro, although such exposure is not significant. We do not believe a 10% change in the relative value of these currencies on December 31, 2017 would have had a material effect on our results of operations or financial condition.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany accounts are recorded in our consolidated statements of operations under other income (expense).

As we expand internationally, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing these risks.

Item 8. Financial Statements and Supplementary Data.

CarGurus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarGurus, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 1, 2018

CarGurus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	At December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$87,709	$29,476
Investments	50,000	44,774
Accounts receivable, net of allowance for doubtful accounts of $494 and $164, respectively	12,577	6,653
Prepaid income taxes	1,533	1,815
Prepaid expenses and other current assets	5,385	2,789
Total current assets	157,204	85,507
Property and equipment, net	16,563	12,780
Restricted cash	1,843	2,044
Deferred tax assets	825	—
Other long–term assets	159	—
Total assets	$176,594	$100,331
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$23,908	$16,426
Accrued expenses	13,588	8,384
Deferred revenue	4,305	3,330
Deferred rent	1,165	910
Total current liabilities	42,966	29,050
Deferred rent, net of current portion	5,648	5,673
Deferred tax liabilities	—	292
Other non–current liabilities	955	590
Total liabilities	49,569	35,605
Commitments and contingencies (Note 6)
Convertible preferred stock	—	132,698
Stockholders’ equity:
Class A common stock, $0.001 par value; 500,000,000 shares authorized; 77,884,754 and 14,022,132 shares issued and outstanding at December 31, 2017 and 2016, respectively	78	14
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 28,226,104 and 28,044,264 shares issued and outstanding at December 31, 2017 and 2016, respectively	28	28
Additional paid–in capital	185,190	3,714
Accumulated deficit	(58,499)	(71,698)
Accumulated other comprehensive income (loss)	228	(30)
Total stockholders’ equity (deficit)	127,025	(67,972)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$176,594	$100,331

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$316,861	$198,141	$98,588
Cost of revenue(1)	17,609	9,575	4,234
Gross profit	299,252	188,566	94,354
Operating expenses:
Sales and marketing	236,165	154,125	81,877
Product, technology, and development	22,470	11,453	8,235
General and administrative	22,688	12,783	5,801
Depreciation and amortization	2,655	1,634	969
Total operating expenses	283,978	179,995	96,882
Income (loss) from operations	15,274	8,571	(2,528)
Other income (expense), net	563	374	(12)
Income (loss) before income taxes	15,837	8,945	(2,540)
Provision for (benefit from) income taxes	2,638	2,448	(904)
Net income (loss)	$13,199	$6,497	$(1,636)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$13,199	$6,497	$(1,636)
Deemed dividend to preferred stockholders	—	(32,087)	(15,930)
Net income attributable to participating securities	(6,098)	—	—
Net income (loss) attributable to common stockholders — basic	$7,101	$(25,590)	$(17,566)
Net income (loss)	$13,199	$6,497	$(1,636)
Deemed dividend to preferred stockholders	—	(32,087)	(15,930)
Net income attributable to participating securities	(5,829)	—	—
Net income (loss) attributable to common stockholders — diluted	$7,370	$(25,590)	$(17,566)
Net income (loss) per share attributable to common stockholders: (Note 9)
Basic	$0.13	$(0.58)	$(0.41)
Diluted	$0.12	$(0.58)	$(0.41)
Weighted–average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	55,835,265	44,138,922	43,141,236
Diluted	60,637,584	44,138,922	43,141,236

(1)	Includes depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 of $1,140, $438, and $153, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$13,199	$6,497	$(1,636)
Other comprehensive income (loss):
Foreign currency translation adjustment	258	(30)	—
Comprehensive income (loss)	$13,457	$6,467	$(1,636)

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Member Units		Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	(Deficit)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	14,764,149	$5,864	—	$—	—	$—	$175	$—	$1,839	$7,878
Issuance of member units upon exercise of unit options	—	—	—	—	—	—	—	—	—	—	1,017,583	59	—	—	—	—	—	—	—	59
Conversion from LLC to Corporation	3,333,000	1,750	3,329,497	2,600	1,648,978	1,400	—	—	—	—	(15,781,732)	(5,923)	14,940,514	15	29,881,028	30	1,185	—	(1,057)	(5,750)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,636)	(1,636)
Issuance of Series D convertible preferred stock, net of issuance costs of $130	—	—	—	—	—	—	1,673,105	67,872	—	—	—	—	—	—	—	—	—	—	—	—

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Member Units		Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	(Deficit)
Repurchase of stock	(283,394)	(149)	(33,443)	(26)	(81,123)	(69)	—	—	—	—	—	—	(64,556)	—	(129,112)	—	—	—	(17,756)	(17,756)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	3,996	—	7,992	—	8	—	—	8
Tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	26
Stock–based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,040	—	—	1,040
Balance at December 31, 2015	3,049,606	1,601	3,296,054	2,574	1,567,855	1,331	1,673,105	67,872	—	—	—	—	14,879,954	15	29,759,908	30	2,434	—	(18,610)	(16,131)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,497	6,497
Issuance of Series E convertible preferred stock, net of issuance costs of $280	—	—	—	—	—	—	—	—	1,107,202	59,732	—	—	—	—	—	—	—	—	—	—
Repurchase of stock	(224,903)	(118)	(357,568)	(279)	(17,243)	(15)	—	—	—	—	—	—	(899,046)	(1)	(1,798,092)	(2)	—	—	(59,585)	(59,588)
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	41,224	—	82,448	—	137	—	—	137
Tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	821	—	—	821
Stock–based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	322	—	—	322
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2016	2,824,703	1,483	2,938,486	2,295	1,550,612	1,316	1,673,105	67,872	1,107,202	59,732	—	—	14,022,132	14	28,044,264	28	3,714	(30)	(71,698)	(67,972)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,199	13,199
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	92,944	—	181,840	—	398	—	—	398
Stock–based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,204	—	—	5,204
Conversion of preferred stock	(2,824,703)	(1,483)	(2,938,486)	(2,295)	(1,550,612)	(1,316)	(1,673,105)	(67,872)	(1,107,202)	(59,732)	—	—	60,564,678	61	—	—	132,637	—	—	132,698
Issuance of common stock from public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	3,205,000	3	—	—	43,237	—	—	43,240
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	258	—	258
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$13,199	$6,497	$(1,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,795	2,072	1,122
Unrealized currency loss on foreign denominated transactions	128	—	—
Deferred taxes	(1,117)	782	(649)
Provision for doubtful accounts	1,117	508	284
Stock–based compensation expense	5,028	322	1,040
Excess tax benefit related to exercise of stock options	—	(821)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,039)	(1,432)	(716)
Prepaid expenses, prepaid income taxes, and other assets	(2,287)	(2,226)	(820)
Accounts payable	6,244	5,811	6,104
Accrued expenses	5,191	4,118	2,469
Deferred revenue	962	1,856	1,089
Deferred rent	227	1,927	4,654
Other non–current liabilities	243	590	—
Net cash provided by operating activities	25,691	20,004	12,915
Investing Activities
Purchases of property and equipment	(5,157)	(5,846)	(6,353)
Capitalization of website development costs	(2,215)	(1,372)	(1,262)
Investments in certificates of deposit	(50,000)	(59,774)	—
Maturities of certificates of deposit	44,774	15,000	—
Net cash used in investing activities	(12,598)	(51,992)	(7,615)
Financing Activities
Initial public offering proceeds, net of offering costs paid of $3,308	44,382	—	—
Proceeds from issuance of preferred stock, net of offering costs	—	59,732	67,872
Proceeds from exercise of unit options and stock options	398	137	67
Excess tax benefit related to exercise of stock options	—	821	26
Cash paid for repurchase of preferred stock, common stock, and vested options	—	(60,000)	(18,000)
Net cash provided by financing activities	44,780	690	49,965
Impact of foreign currency on cash, cash equivalents, and restricted cash	159	(45)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	58,032	(31,343)	55,265
Cash, cash equivalents, and restricted cash at beginning of period	31,520	62,863	7,598
Cash, cash equivalents, and restricted cash at end of period	$89,552	$31,520	$62,863
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,393	$2,045	$316
Cash paid for interest	29	26	17
Supplemental disclosure of non–cash investing and financing activities:
Unpaid purchases of property and equipment	$510	$476	$—
Unpaid initial public offering costs	1,142	—	—
Capitalized stockholders' compensation in website development costs	176	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”), is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, the Company provides information and analysis that create a differentiated automotive search experience for consumers. The Company’s marketplace empowers users worldwide with unbiased third-party validation on pricing and dealer reputation, as well as other useful information that aids them in finding “Great Deals from Top-Rated Dealers.”

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015.  The Company operates principally in the United States and has also launched marketplaces in Canada, the United Kingdom, and Germany. The Company has wholly owned subsidiaries in the United States, Ireland, and the United Kingdom.

Prior to June 26, 2015, the Company operated as CarGurus LLC and was organized on November 10, 2005 as a limited liability company under the laws of the Commonwealth of Massachusetts. In connection with the conversion into a Delaware corporation, the Class A unitholders received an equal number of shares of Class B common stock, the Class B unitholders received an equal number of shares of Series A convertible preferred stock, or Series A Preferred Stock, the Class C unitholders received an equal number of shares of Series B convertible preferred stock, or Series B Preferred Stock, and the Class D unitholders received an equal number of shares of Series C convertible preferred stock, or Series C Preferred Stock. In connection with this conversion, the Company also reclassified members' retained earnings of $1,057, accumulated under CarGurus LLC, to additional paid-in capital of CarGurus, Inc.

On October 16, 2017, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 3,205,000 shares of its Class A common stock, including the full exercise by the underwriters of their option to purchase 705,000 shares of Class A common stock, at a public offering price of $16.00 per share for aggregate gross proceeds of $51.3 million. The Company received $43.2 million in net proceeds after deducting $3.6 million of underwriting discounts and commissions and $4.5 million in offering costs. In addition to shares of Class A common stock issued and sold by the Company, certain selling stockholders sold an aggregate of 7,605,000 shares of Class A common stock, including the full exercise by the underwriters of their option to purchase 705,000 shares of Class A common stock, as part of the IPO. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. The 40,376,452 shares of Class B common stock subsequently converted into 40,376,452 shares of Class A common stock resulting in a total conversion of all outstanding shares of Preferred Stock into 60,564,678 shares of Class A common stock. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

The Company is subject to a number of risks and uncertainties common to companies in its and similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements. The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long‑lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, the determination of the fair value of stock awards issued prior to the IPO, stock‑based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

Revenue Recognition

The Company derives its revenue from two primary sources: marketplace subscription revenue, which consists of listing and display advertising subscriptions from dealers, and advertising and other revenue, which consists primarily of display advertising revenue from auto manufacturers and other auto‑related brand advertisers.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company offers two types of paid marketplace listing products to dealers, Enhanced and Featured Listings, which require a contractual subscription with initial terms ranging from one month to one year. Contracts for customers generally auto‑renew on a monthly basis and are cancellable by dealers with 30‑days’ advance notice at the end of current term. In addition, the arrangement allows the dealers to access a dashboard to track sales leads and manage its account. Customers do not have the right to take possession of the Company’s software. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. The Company recognizes revenue on a monthly basis as revenue is earned. These contracts generally provide the customer with the ability to list an unlimited amount of automobile inventory on the Company’s website.

In addition to listing dealers’ inventory on its marketplace, the Company periodically enters into multiple‑element service arrangements that provide dealers with Enhanced or Featured Listing products, as well as other advertising and customer acquisition products including display advertising, which appears on its marketplace and on other sites on the internet and requires a paid subscription under contracts with initial terms ranging from one month to one year. Contracts for customers generally auto‑renew on a monthly basis and are cancellable by dealers with 30‑days’ advance notice at the end of the current term.

The Company assesses arrangements with multiple deliverables under ASU No. 2009‑13, Revenue Recognition (Topic 605), Multiple‑Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force. Pursuant to ASU 2009‑13, in order to treat deliverables in a multiple‑element arrangement as separate units of accounting, the deliverables must have stand‑alone value upon delivery. If the deliverables have stand‑alone value upon delivery, the Company accounts for each deliverable separately. The Company has concluded that each element in the arrangement has stand‑alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, the Company has concluded each element of the arrangement is a separate unit of accounting. While these arrangements are considered multiple element‑arrangements, the recognition of the units of accounting follow a consistent ratable recognition given the pattern over which services are provided.

Advertising and other revenue consists primarily of non‑dealer display advertising revenue from auto manufacturers and other auto‑related brand advertisers sold on a cost per thousand impressions, or CPM, basis. Impressions are the number of times an advertisement is loaded on a web page. Pricing is primarily based on advertisement size and position on the Company’s mobile applications and websites, and fees are generally billed monthly. The Company recognizes such revenue as impressions are delivered.

The Company does not provide minimum impression guarantees or other types of minimum guarantees in its contracts with customers.

The Company sells advertising directly to auto manufacturers and other auto‑related brand advertisers, as well as indirectly through revenue sharing arrangements with advertising exchange partners. Company‑sold advertising is not subject to revenue sharing arrangements. Company‑sold advertising revenue is recognized based on the gross amount charged to the advertiser. Partner‑sold advertising revenue is recognized based on the net amount of revenue received from the content partners.

Revenue from advertising sold directly by the Company to auto manufacturers and other auto‑related brand advertisers is recorded on a gross basis predominately because the Company is the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. The Company enters into contractual arrangements directly with advertisers and is directly responsible for the fulfillment of the contractual terms and any remedy for issues with such fulfillment. The Company also has latitude in establishing the selling price with the advertiser, as the Company sells advertisements at a rate determined at its sole discretion.

Advertising revenue subject to revenue sharing agreements between the Company and advertising exchange partners is recognized based on the net amount of revenue received from the partner predominately because the advertising partner, and not the Company, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner‑sold advertising arrangements, the advertising partner has a direct contractual relationship with the advertiser. There is no contractual relationship between the Company and the advertiser for partner‑sold transactions. When an advertising exchange partner sells advertisements, the partner is responsible for fulfilling the advertisements, and accordingly, the Company has determined the advertising partner is the primary obligor. Additionally, the Company does not have any latitude in establishing the price with the advertiser for partner‑sold advertising.

Revenue is presented net of any taxes collected from customers.

The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. Sales allowances relate primarily to credits issued for service interruption. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments and credits and ultimate losses may vary from actual results which could be material to the financial statements; however, to date, actual sales allowances have been materially consistent with the Company’s estimates. Sales allowances are recorded as a reduction to revenue in the consolidated statements of operations.

Deferred Revenue

Deferred revenue primarily consists of payments received in advance of revenue recognition from the Company’s marketplace revenue and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers monthly. Accordingly, the deferred revenue balances do not represent the total contract value of annual or multiyear subscription agreements. Deferred revenue that is expected to be recognized during the succeeding 12‑month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent in the consolidated balance sheets. All deferred revenue was recorded as current for all periods presented.

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting the Company’s website and product offerings. These costs include salaries, benefits, incentive compensation and stock‑based compensation expense related to the customer support team, and third‑party service provider costs such as data center and networking expenses, allocated overhead, depreciation and amortization expense associated with the Company’s property and equipment, and amortization of capitalized website development costs.

Concentration of Credit Risk and Significant Customers

The Company has no significant off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade accounts receivable. The Company maintains its cash, cash equivalents, and investments principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and investments with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

For the years ended December 31, 2017 and 2016, no individual customer accounted for more than 10% of total revenue. For the year ended December 31, 2015, one customer accounted for 14% of total revenue.

As of December 31, 2017, two customers accounted for 29% and 17% of net accounts receivable, respectively. As of December 31, 2016, two customers accounted for 24% and 15% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at December 31, 2017 or 2016.

Cash, Cash Equivalents, and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities less than one year from the balance sheet date are classified as short‑term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long‑term investments. Management determines the appropriate classification of investments at the time of purchase, and re‑evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest‑bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The Company’s investment policy, which was approved by the Audit Committee of the Company’s board of directors, or the Board, permits investments in fixed income securities, including U.S. government and agency securities, non‑U.S. government securities, money market instruments, commercial paper, certificates of deposit, corporate bonds, and asset‑backed securities.

As of December 31, 2017 and 2016, investments consisted of U.S. certificates of deposit, or CDs, with remaining maturities of less than twelve months. The Company classifies CDs with readily determinable market values as held‑to‑maturity, because it is the Company’s intention to hold such investments until they mature. As such, investments were recorded at amortized cost at December 31, 2017 and 2016. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income (expense).

Realized gains and losses from sales of the Company’s investments are included in other income (expense), net. There were no realized gains or losses on investments for the years ended December 31, 2017, 2016 or 2015.

The Company reviews investments for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investment, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period. As of December 31, 2017 and 2016, the Company determined that no other‑than‑temporary impairments were required to be recognized in the consolidated statements of operations.

Restricted Cash

At December 31, 2017 and 2016, restricted cash was $1,843 and $2,044, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for two letters of credit related to the contractual provisions for the Company’s building lease security deposits. As of December 31, 2017 and 2016, the restricted cash is classified as a long‑term asset.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded based on the amount due from the customer and do not generally bear interest. The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off‑balance sheet credit exposure related to its customers. Provisions for allowances for doubtful accounts are recorded in general and administrative expense.

The Company considers current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change, or unanticipated changes occur in the general business environment, particularly as it affects auto dealers, the Company’s estimates of the recoverability of receivables could be further adjusted.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015:

	Balance at Beginning of Period	Provision	Write–offs, net of recoveries	Balance at End of Period
Year ended December 31, 2017	$164	$1,117	$(787)	$494
Year ended December 31, 2016	75	508	(419)	164
Year ended December 31, 2015	30	284	(239)	75

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life (In Years)
Computer equipment	3
Capitalized software	3
Website development costs	3
Furniture and fixtures	5
Leasehold improvements	Lesser of asset life or lease term

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (1) asset and liability accounts at period‑end rates; (2) income statement accounts at weighted‑average exchange rates for the period; and (3) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from income (loss) and reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in net income (loss) for the period. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long‑term investment nature; exchange adjustments related to those transactions are made directly to a separate component of stockholders’ equity (deficit).

Capitalized Website and Software Development Costs

The Company capitalizes certain costs associated with the development of its websites and internal‑use software products after the preliminary project stage is complete, and until the software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete; management authorizes and commits to the funding of the software project with appropriate authority; it is probable the project will be completed; the software will be used to perform the functions intended; and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal‑use software are expensed as incurred.

Capitalized website development costs and software development costs are amortized on a straight‑line basis over their estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During the years ended December 31, 2017, 2016, and 2015, the Company capitalized $2,215, $1,372, and $1,262 of software and website development costs, respectively. The Company recorded amortization expense associated with its capitalized software and website development costs of $812, $343, and $153 for the years ended December 31, 2017, 2016, and 2015, respectively.

Impairment of Long‑Lived Assets

The Company evaluates the recoverability of long‑lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, the Company re‑evaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

For the years ended December 31, 2017, 2016, and 2015, the Company did not identify any impairment of its long‑lived assets.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has no recorded liabilities for uncertain tax positions as of December 31, 2017 and 2016.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at December 31, 2017 and 2016 due to the short‑term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions, estimation methodologies, or both, could have a significant effect on the estimated fair value amounts. See Note 3 for further discussion.

Stock‑Based Compensation

For stock‑based awards issued under the Company’s stock‑based compensation plans, which are more fully described in Note 8, the fair value of each award is estimated on the date of grant, and, up through the year ended December 31, 2016, an estimated forfeiture rate was used when calculating stock‑based compensation expense for the period. The Company recognizes compensation expense for service-based awards on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Certain awards granted by the Company prior to the IPO were subject to service‑based vesting conditions and a performance‑based vesting condition achieved upon a liquidity event, defined as either a change of control or an IPO. The Securities and Exchange Commission’s declaration of effectiveness of the Company’s registration statement on Form S-1 on October 11, 2017 satisfied the liquidity event performance condition. Upon the achievement of the liquidity event, the Company recorded previously unrecognized cumulative stock-based compensation expense of $2.5 million related to these awards. Although the performance based vesting condition was satisfied, under the terms of the awards, the settlement of such vested RSUs and the issuance of common stock with respect to such vested RSUs, will occur on April 10, 2018, one hundred eighty-one days after the satisfaction of the performance condition.

Given the absence of an active market for the Company’s common stock prior to the IPO, the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, was required to estimate the fair value of the Company’s common stock at the time of each grant of a stock‑based award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following factors: (1) prices paid for the Company’s convertible Preferred Stock, which the Company had sold to outside investors in arm’s‑length transactions, and the rights, preferences, and privileges of the Company’s convertible Preferred Stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the grants of stock‑based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock‑based awards, such as an IPO or sale of the Company, given prevailing market conditions.

The Company believes this methodology was reasonable based upon the Company’s internal peer company analyses, and further supported by arm’s‑length transactions involving the Company’s convertible Preferred Stock. As the Company’s common stock was not actively traded, the determination of fair value involved assumptions, judgments, and estimates. If different assumptions had been made, stock‑based compensation expense, consolidated net income (loss), and consolidated net income (loss) per share could have been significantly different.

For RSUs granted subsequent to the IPO, the fair value is determined based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

For RSUs issued under the Company’s stock‑based compensation plans prior to the IPO, the fair value of each grant was calculated based on the estimated fair value of the Company’s common stock on the date of grant. The Company estimated the fair value of most stock option awards on the date of grant using the Black‑Scholes option‑pricing model. Certain stock option awards that have an exercise price that was materially above the current estimated fair market value of the Company’s stock are considered to be “deeply out of the money,” and are valued at the date of grant using a binomial lattice option‑pricing model.

The fair value of each option grant issued under the Company’s stock‑based compensation plans that was not considered “deeply out of the money,” was estimated using the Black‑Scholes option‑pricing model. As there was no public market for its common stock prior to the IPO, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of granted options has been determined using a weighted‑average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield was assumed to be zero. In addition, the Company applied an estimated forfeiture rate of 5% in determining the expense recorded in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015.

In March 2016, the FASB issued ASU 2016‑09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting (ASU 2016‑09). The guidance identifies areas for simplification involving several aspects of accounting for share‑based payments, including income tax consequences, classification of awards as either equity or liabilities, an option to make a policy election to recognize gross stock‑based compensation expense with actual forfeitures recognized as they occur, as well as certain classification changes on the statement of cash flows. The Company adopted ASU 2016‑09 on January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. The cumulative effect adjustment related to the Company’s accounting policy change for forfeitures was not material. In accordance with the adoption of this guidance, the tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation will no longer be recorded to additional paid‑in capital in the balance sheet. Instead, such amounts will be recorded to tax expense. During 2017, the Company recorded tax benefits of $681, related to differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation. The Company also elected to prospectively apply the change in presentation of excess tax benefits, wherein excess tax benefits recognized on stock‑based compensation expense is now classified as an operating activity in the consolidated statements of cash flows. The Company did not adjust the classifications of excess tax benefits in its consolidated statements of cash flows for the years ended December 31, 2016 or 2015. The adoption did not have any other material impact on the Company’s consolidated financial statements.

The weighted‑average fair value of options granted during the years ended December 31, 2016 and 2015 was $0.90 and $0.46, respectively. No options were granted during 2017. The weighted‑average assumptions utilized to determine the fair value of options granted are presented in the following table:

	2016	2015
Expected dividend yield	—	—
Expected volatility	49%	64%
Risk–free interest rate	1.57%	1.73%
Expected term (in years)	6.07	6.05

See Note 8 for a summary of the stock option and RSU activity for the years ended December 31, 2017, 2016, and 2015.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations, was $173,186, $112,167, and $61,865 for the years ended December 31, 2017, 2016, and 2015, respectively.

Leases

The Company categorizes leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may receive rent holidays or other incentives. The Company recognizes lease costs on a straight‑line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense has been recorded as deferred rent. Additionally, incentives received are treated as a reduction of costs over the term of the agreement, as they are considered an inseparable part of the lease agreement.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive income (loss) consists of net income (loss) and other comprehensive (loss) income, which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss). As of December 31, 2017, 2016, and 2015, accumulated other comprehensive income (loss) is presented separately on the consolidated balance sheets and consists entirely of cumulative foreign currency translation adjustments.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non‑affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10‑K), or it issues more than $1.0 billion of non‑convertible debt securities over a three‑year period.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. The Company currently expects to adopt the standard, using the modified retrospective method.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities the guidance in Update 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt the standard effective January 1, 2019; however, if the Company ceases to be an emerging growth company as of December 31, 2018, the Company will be required to adopt the standard in the fourth quarter of 2018.

The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate this assessment throughout 2018. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract.

Other Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. For public entities, the guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact and timing of adoption of ASU 2016-15 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For public entities, the new standard is effective for interim and annual periods beginning on or after January 1, 2019, with early adoption permitted. For all other entities, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this guidance may have on its consolidated financial statements.

3. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

ASC 820, Fair Value Measurements and Disclosures, establishes a three‑level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1 — Quoted unadjusted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 — Model‑derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

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

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Cash equivalents:
Money market funds	$60,709	$—	$—	$60,709
Investments:
Certificates of deposit	—	50,000	—	50,000
Total	$60,709	$50,000	$—	$110,709

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Investments:
Certificates of deposit	$—	$44,774	$—	$44,774
Total	$—	$44,774	$—	$44,774

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2017 or 2016.

The following is a summary of cash, cash equivalents, and investments as of December 31, 2017 and 2016.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:
Cash and cash equivalents due in 90 days or less	$87,709	$—	$—	$87,709
Investments:
Certificates of deposit due in one year or less	50,000			50,000
Total cash, cash equivalents, and investments	$137,709	$—	$—	$137,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:
Cash and cash equivalents due in 90 days or less	$29,476	$—	$—	$29,476
Investments:
Certificates of deposit due in one year or less	44,774			44,774
Total cash, cash equivalents, and investments	$74,250	$—	$—	$74,250

4. Property and Equipment, Net

Property and equipment consists of the following:

	At December 31,
	2017	2016
Computer equipment	$3,532	$2,001
Capitalized software	174	114
Website development costs	4,895	2,680
Furniture and fixtures	4,421	3,386
Leasehold improvements	10,797	8,202
Construction in progress	46	119
	23,865	16,502
Less accumulated depreciation	(7,302)	(3,722)
Property and equipment, net	$16,563	$12,780

Depreciation and amortization expense, which includes amortization expense associated with capitalized software and website development costs, was $3,795, $2,072, and $1,122 for the years ended December 31, 2017, 2016, and 2015, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2017	2016
Accrued bonuses	$7,807	$4,662
Other accrued expenses	5,781	3,722
	$13,588	$8,384

The Company had accrued bonuses of $7.8 million and $4.7 million at December 31, 2017 and 2016, respectively. The increase of $3.1 million in accrued bonuses is primarily due to increased headcount in 2017, as compared to 2016.

6. Commitments and Contingencies

Operating Leases

The Company leases its facilities under non‑cancelable operating leases with various expiration dates through January 2024. Rent expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent.

As of December 31, 2017, the Company had deferred rent and rent incentives of $6,813, of which $1,165 and $5,648, respectively, are classified as a short‑term liability and a long‑term liability in the corresponding consolidated balance sheet. As of December 31, 2016, the Company had deferred rent and rent incentives of $6,583, of which $910 and $5,673, respectively, are classified as a short‑term liability and a long‑term liability in the corresponding consolidated balance sheet. Rent expense related to the operating leases for the years ended December 31, 2017, 2016, and 2015 was $5,994, $3,678, and $2,700 respectively.

Future minimum rental commitments under the Company’s operating leases at December 31, 2017 are as follows:

Year Ending December 31,	Operating Lease Commitments
2018	$7,363
2019	7,653
2020	7,694
2021	7,794
2022 and thereafter	9,775
$40,279

Legal Matters

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at December 31, 2017, 2016, and 2015, the Company has not incurred any costs for guarantees or indemnities.

7. Convertible Preferred Stock and Stockholders’ Equity

On July 7, 2015, the Company completed a Series D convertible preferred stock, or Series D Preferred Stock, offering in the amount of $67,872, net of issuance costs of approximately $128. In connection with this issuance, the Company used a portion of the proceeds received, approximately $18,000, to repurchase and retire certain outstanding shares of Series A, Series B, and Series C Preferred Stock and common stock, as well as certain vested stock options from existing stockholders. The difference between the amount implicitly paid to repurchase the various classes of Preferred Stock and the corresponding carrying value of the underlying shares, or $15,930, was treated as a deemed dividend and was recorded against retained earnings. As the shares of common stock were repurchased for constructive retirement, the excess purchase price over the corresponding par value was charged directly to retained earnings.

On August 23, 2016, the Company completed a Series E convertible preferred stock, or Series E Preferred Stock, offering in the amount of $59,732, net of issuance costs of approximately $268. In connection with this issuance, the Company used the proceeds received to repurchase and retire certain outstanding shares of Series A, Series B, and Series C Preferred Stock and common stock, as well as certain vested stock options and restricted stock units from existing stockholders. The difference between the amount implicitly paid to repurchase the various classes of Preferred Stock and the corresponding carrying value of the underlying shares, or $32,087, was treated as a deemed dividend and was recorded against retained earnings. As the shares of common stock were repurchased for constructive retirement, the excess purchase price over the corresponding par value was charged directly to retained earnings.

On June 21, 2017, the Company amended and restated its Certificate of Incorporation pursuant to the Third Amended and Restated Certificate of Incorporation. Under the Third Amended and Restated Certificate of Incorporation, the total number of shares of all classes of stock which the Company had authority to issue was (i) 120,020,700 shares of Class A common stock, par value $0.001 per share, (ii) 80,013,800 shares of Class B common stock, par value $0.001 per share, and (iii) 11,091,782 shares of Preferred Stock, par value $0.001 per share, of which 3,333,000 shares were designated Series A Preferred Stock, 3,329,497 shares were designated Series B Preferred Stock, 1,648,978 shares were designated Series C Preferred Stock, 1,673,105 shares were designated Series D Preferred Stock, and 1,107,202 shares were designated Series E Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock are referred to collectively as the Preferred Stock.

Upon the effectiveness of the Third Amended and Restated Certificate of Incorporation, (i) each share of Class A common stock issued and outstanding was recapitalized, reclassified, and reconstituted into two fully paid and non‑assessable shares of outstanding Class A common stock and four fully paid and non‑assessable shares of outstanding Class B common stock, and (ii) each share of Class B common stock of the Company issued and outstanding was recapitalized, reclassified, and reconstituted into two fully paid and non‑assessable shares of outstanding Class A common stock and four fully paid and non‑assessable shares of outstanding Class B common stock.

Further, upon the effectiveness of the Third Amended and Restated Certificate of Incorporation, the number of shares of common stock as to which each outstanding option to purchase common stock was exercisable for and each outstanding RSU was convertible into was adjusted such that upon exercise of outstanding stock options or vesting of outstanding RSUs, each holder would receive two fully paid and non‑assessable shares of Class A common stock and four fully paid and non‑assessable shares of Class B common stock in respect of each share of common stock previously underlying such option or RSU. The exercise price per share of common stock underlying each outstanding option was adjusted upon the effectiveness of the Third Amended and Restated Certificate of Incorporation to be one‑sixth of the exercise price per share in effect immediately prior to such adjustment and the fair market value per share of common stock issuable upon settlement of such RSU was adjusted to be one‑sixth of the fair market value per share in effect immediately prior to the recapitalization.

All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the share recapitalization.

On October 16, 2017, in connection with the closing of the IPO, all of the outstanding shares of Preferred Stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. The 40,376,452 shares of Class B common stock subsequently converted into 40,376,452 shares of Class A common stock resulting in a total conversion of all outstanding shares of Preferred Stock into 60,564,678 shares of Class A common stock. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

Immediately following such conversion, the Company’s Fourth Amended and Restated Certificate of Incorporation became effective. Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 500,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock, and 10,000,000 shares of Preferred Stock, all with a par value of $0.001 per share. As of December 31, 2017, the Preferred Stock is undesignated and no Preferred Stock is outstanding.

In addition, pursuant to the Fourth Amended and Restated Certificate of Incorporation, all shares of Class B common stock will automatically convert into shares of Class A common stock, on a share for share basis, upon the date falling after the first to occur of (1) the death of Langley Steinert, the Company’s Chief Executive Officer, President and Chairman, (2) his voluntary termination of all employment with the Company and service on the Company’s board of directors, or (3) the sum of the number of shares of capital stock held by Langley Steinert, by any Family Member of Langley Steinert, and by any Permitted Entity of Langley Steinert (as such terms are defined in the Fourth Amended and Restated Certificate of Incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, being less than 9,091,484. Shares of Class B common stock will not automatically convert into shares of Class A common stock upon the termination of Mr. Steinert's status as an officer and director, unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert's death. Once converted into Class A common stock, the converted shares of Class B common stock will not be reissued. In addition, if all shares of Class B common stock are converted into Class A common stock, then any outstanding options or convertible securities with the right to purchase or acquire shares of Class B common stock shall become a right to purchase or acquire shares of Class A common stock.

Common Stock

Each share of Class A common stock entitles the holder to one vote for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings. Each share of Class B common stock entitles the holder to ten votes for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings.

Holders of common stock are entitled to receive dividends, when and if declared by the Board.

At December 31, 2017, each share of Class B common stock was convertible into one share of Class A common stock at the option of the holder at any time. Automatic conversion will occur upon the occurrence of a Transfer, as defined in the Fourth Amended and Restated Certificate of Incorporation, of such share of Class B common stock.

Upon the effectiveness of the Company’s Fourth Amended and Restated Certificate of Incorporation, additional terms of conversion and transfer were implemented as discussed above.

Preferred Stock

Prior to the Company’s IPO, at which time all shares of Preferred Stock were converted into shares of common stock, the Company’s Preferred Stock consisted of the following:

	Original Issue Price Per Share	Shares Authorized	Outstanding	Liquidation Amount	Carrying Value
Series A Preferred Stock	$0.525053	3,333,000	2,824,703	$1,483	$1,483
Series B Preferred Stock	$0.780899	3,329,497	2,938,486	2,295	2,295
Series C Preferred Stock	$0.849012	1,648,978	1,550,612	1,316	1,316
Series D Preferred Stock	$40.642989	1,673,105	1,673,105	68,000	67,872
Series E Preferred Stock	$54.190650	1,107,202	1,107,202	60,000	59,732
		11,091,782	10,094,108	$133,094	$132,698

The holders of the Company’s Preferred Stock had certain voting and dividend rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

8. Stock‑based Compensation

Equity Incentive Plans

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) provided for the issuance of non-qualified stock options, restricted stock and stock awards to the Company’s employees, officers, directors and consultants.  The 2006 Plan authorized up to an aggregate of 3,444,668 shares of the Company's Class B common stock for such issuances. In conjunction with the effectiveness of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Board voted that no further stock options or other equity-based awards may be granted under the 2006 Plan.
In 2015, the Board first adopted the 2015 Plan, which became effective on June 26, 2015.  The 2015 Plan provided for the issuance of incentive stock options, non-qualified stock options, restricted stock, stock awards and restricted stock units (“RSUs”) to employees, consultants and non-employee directors.  As of the effective date of the 2015 Plan, up to 603,436 shares of common stock were authorized for issuance under the 2015 Plan. The 2015 Plan was amended and restated effective August 6, 2015 to permit the granting of RSUs under the 2015 Plan, remove Class B common stock from the pool of shares available for issuance under the 2015 Plan and make certain other desired changes. The 2015 Plan was further amended and restated at October 15, 2015 to add a ten-year term and to make certain other desired changes.

The 2015 Plan was further amended and restated effective August 22, 2016 to merge the 2006 Plan into the 2015 Plan, to increase the number of shares of Class A common stock that may be issued under the 2015 Plan, and to lengthen the term of the 2015 Plan to expire on August 21, 2026. In addition, pursuant to this amendment and restatement of the 2015 Plan, prior to giving effect to the recapitalization that occurred on June 21, 2017, there were (i) 618,691 shares of Class A common stock, plus (ii) 802,562 shares of Class B common stock authorized under the 2015 Plan; provided, however, that (1) the number of shares of Class A common stock was increased, on a share for share basis, by the number of shares of Class B common stock that were (a) subject to outstanding options granted under the 2006 Plan that expired, terminated, or were cancelled for any reason without having been exercised, (b) surrendered in payment of the exercise price of outstanding options granted under the 2006 Plan or (c) withheld in satisfaction of tax withholding upon exercise of outstanding options granted under the 2006 Plan, and the number of shares of Class B common stock reserved under the amended and restated 2015 Plan was decreased, on a corresponding share for share basis, (2) no new awards of Class B common stock could be granted under the amended and restated 2015 Plan, and (3) except with respect to outstanding options granted under the 2006 Plan that were exercised on or after the date of the amendment and restatement, no Class B common stock could be issued under the 2015 Plan.

In connection with the recapitalization that occurred on June 21, 2017, the 2015 Plan was further amended and restated to account for each outstanding common stock option being adjusted such that each share of common stock underlying such option became two shares of Class A common stock and four shares of Class B common stock underlying such option, and each outstanding RSU being adjusted such that each share of common stock issuable upon settlement of such RSU became two shares of Class A common stock and four shares of Class B common stock issuable upon settlement of such RSU. Pursuant to the 2015 Plan as further amended in connection with the recapitalization, there were (i) 3,181,740 shares of Class A common stock and (ii) 5,161,644 shares of Class B common stock authorized for issuance under the 2015 Plan.

In connection with the IPO, in October 2017, the Board adopted, and the Company’s stockholders approved, the Omnibus Equity Compensation Plan (the “2017 Plan”) for the purpose of granting incentive stock options, non-qualified stock options, stock awards, stock units, other share-based awards and cash awards to employees, advisors and consultants to the Company and its subsidiaries and non-employee members of the Company’s board of directors. The 2017 Plan is the successor to the 2015 Plan. The 2017 Plan authorizes the issuance or transfer of the sum of: (i) 7,800,000 shares of the Company’s Class A common stock, plus (ii) the number of shares of our Class A common stock (up to 4,500,000 shares) equal to the sum of (x) the number of shares of Class A common stock and Class B common stock of the Company subject to outstanding awards under the 2015 Plan as of October 10, 2017 that terminate, expire or are cancelled, forfeited, exchanged, or surrendered on or after October 10, 2017 without having been exercised, vested, or paid prior to October 10, 2017, including shares tendered or withheld to satisfy tax withholding obligations with respect to outstanding grants under the Prior Plan, plus (y) the number of shares of Class A common stock reserved for issuance under the 2015 Plan that remain available for grant under the 2015 Plan as of the October 10, 2017. The aggregate number of shares of Class A common stock that may be issued or transferred under the 2017 Plan pursuant to incentive stock options will not exceed 12,300,000 shares of Class A common stock. As of the first trading day of January of each calendar year during the term of the 2017 Plan (excluding any extensions), beginning with calendar year 2019, an additional number of shares of Class A common stock will be added to the number of shares of our Class A common stock authorized to be issued or transferred under the 2017 Plan and the number of shares authorized to be issued or transferred pursuant to incentive stock options, equal to 4% of the total number of shares of our Class A common stock outstanding on the last trading day in December of the immediately preceding calendar year, or 6,000,000 shares, whichever is less, or such lesser amount as determined by the Board. In conjunction with the adoption of the 2017 Plan, options and RSUs outstanding under the 2015 Plan will remain outstanding but no additional grants will be made from the 2015 Plan.

At December 31, 2017, 7,831,708 shares of Class A common stock were available for issuance under the 2017 Plan.

The following is a summary of the stock option activity for all stock‑based compensation plans during the year ended December 31, 2017:

	Common Stock	Weighted-Average Exercise Price for Equity	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2016	5,698,812	$1.63	6.9	23,893
Granted	—	—
Exercised	(274,784)	1.45		2,238
Forfeited and cancelled	(382,488)	2.12
Outstanding, December 31, 2017	5,041,540	$1.60	6.0	143,059
Options exercisable at December 31, 2017	3,981,196	$1.02	5.6	115,157

(1)

The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of our common stock on December 31, 2015, 2016, and, 2017, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

There were no options granted in 2017. The weighted-average grant-date fair value of options granted was $0.90 per share in 2016 and $0.46 per share in 2015.

The aggregate intrinsic value for options exercised during the years ended December 31, 2016 and 2015 was $2,021 and $936, respectively.

The Company entered into RSU agreements with certain of its employees pursuant to the 2015 Plan and the 2017 Plan. The RSUs granted under the 2015 Plan are subject to both a service-based vesting condition and a performance-based vesting condition based on a liquidity event, defined as either a change in control or an IPO. The Securities and Exchange Commission’s declaration of effectiveness of the Company’s registration statement on Form S-1 on October 11, 2017 satisfied the liquidity event performance condition. Although the performance based vesting condition was satisfied, under the terms of the awards, the settlement of such vested RSUs and the issuance of common stock with respect to such vested RSUs, will occur on April 10, 2018, one hundred eighty-one days after the satisfaction of the performance condition. As a result, no RSUs settled as of December 31, 2017. RSUs granted under the 2017 Plan are subject to only a service-based vesting condition.

The following is a summary of the RSU activity during the year ended December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested outstanding, December 31, 2016	1,580,094	$3.25	$8,754
Granted	1,606,538	16.99	27,298
Vested	(693,922)	3.61	(13,276)
Cancelled	(120,330)	5.45	(1,594)
Unvested outstanding, December 31, 2017	2,372,380	$12.34	$71,124

The weighted-average grant-date fair value of RSUs granted was $3.89 and $2.05 per share in 2016 and 2015, respectively.

No RSUs vested in the years ended December 31, 2016 and 2015.

For the years ended December 31, 2017, 2016, and 2015, total stock‑based compensation expense was $5,028, $322, and $1,040, respectively. The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Options	$281	$322	$1,040
RSUs	4,747	—	—
Total stock-based compensation	$5,028	$322	$1,040

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$151	$18	$4
Sales and marketing expense	1,911	163	67
Product, technology, and development expense	1,637	104	883
General and administrative expense	1,329	37	86
	$5,028	$322	$1,040

Excluded from stock-based compensation expense is $176 of capitalized software development costs in 2017.  Stock-based compensation expense related to capitalized software development costs was immaterial in 2016 and 2015.

The income tax benefit from stock-based compensation expense was $1,301, $67, and $75 in the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, there was $462 of unrecognized stock‑based compensation expense related to unvested stock options, which is expected to be recognized over a weighted‑average period of 1.9 years.

As of December 31, 2017, there was $26,864 of unrecognized stock‑based compensation expense, related to unvested stock‑based restricted stock units which is expected to be recognized over a weighted‑average period of 3.3 years.

Common Stock Reserved for Future Issuance

At December 31, 2017, the Company had reserved the following shares of voting common stock for future issuance:

Common stock options outstanding	5,041,540
Restricted stock units outstanding	3,066,302
Shares available for issuance under the 2017 Plan	7,831,708
Total shares of authorized common stock reserved for future issuance	15,939,550

9. Earnings Per Share

Net income (loss) per share information is determined using the two‑class method, which includes the weighted‑average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considers the Preferred Stock to have been participating securities because they included rights to participate in dividends with the common stock.

Under the two‑class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the more dilutive of (1) the two‑class method or (2) the if‑converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses.

Since June 26, 2015, the date of the Company’s conversion from a limited liability company to a corporation, and as of the date of this Annual Report on Form 10-K, the Company had and has two classes of common stock authorized: Class A common stock and Class B common stock. As more fully described in Note 7, the rights of the holders of Class A and Class B common stock were and are identical, except with respect to voting and conversion. Each share of Class A common stock was and is entitled to one vote per share and each share of Class B common stock was and is entitled to ten votes per share. Each share of Class B common stock was and is convertible into one share of Class A common stock at the option of the holder at any time. In addition, each share of Class B common stock was and is automatically convertible into one share of Class A common stock upon transfer of such share, which is defined to include entering into a voting agreement, whether or not for value, except for certain transfers described in both the Company’s Third Amended and Restated Certificate of Incorporation and Fourth Amended and Restated Certificate of Incorporation, which exception includes transfers to certain family members of the transferor stockholder. Upon either the death or voluntary termination of the Company’s Chief Executive Officer, all shares of Class B common stock were and are automatically convertible into one share of Class A common stock. Upon the effectiveness of the Company’s Fourth Amended and Restated Certificate of Incorporation, additional terms of conversion and transfer were implemented. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the vesting of RSUs, and shares of common stock issuable upon the conversion of the outstanding Preferred Stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the year ended 2017, the two‑class method was used in the computation of diluted net income per share, which was equally as dilutive as the if-converted method. For the years ended December 31, 2016 and 2015, the net loss attributable to common stockholders is divided by the weighted‑average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation as their effect would have been anti‑dilutive due to the net losses incurred for the periods after including the effects of deemed dividends on the Preferred Stock.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$13,199	$6,497	$(1,636)
Deemed dividend to preferred stockholders	—	(32,087)	(15,930)
Net income attributable to participating securities	(6,098)	—	—
Net income (loss) attributable to common stockholders — basic	$7,101	$(25,590)	$(17,566)
Net income (loss)	$13,199	$6,497	$(1,636)
Deemed dividend to preferred stockholders	—	(32,087)	(15,930)
Net income attributable to participating securities	(5,829)	—	—
Net income (loss) attributable to common stockholders — diluted	$7,370	$(25,590)	$(17,566)
Denominator:
Weighted–average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	55,835,265	44,138,922	43,141,236
Dilutive effect of share equivalents resulting from stock options	4,290,362	—	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	511,957	—	—
Weighted–average number of shares of common stock used in computing net income (loss) per share — diluted	60,637,584	44,138,922	43,141,236
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.58)	$(0.41)
Diluted	0.12	$(0.58)	$(0.41)

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted‑average shares outstanding for the years ended December 31, 2017, 2016, and 2015, as their effect would have been anti‑dilutive for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Stock options outstanding	—	5,698,812	5,626,710
Restricted stock units outstanding	829	1,580,094	553,986
Convertible preferred stock	—	10,094,108	9,586,620

10. Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$15,543	$8,919	$(2,540)
Foreign	294	26	—
Income (loss) before income taxes	$15,837	$8,945	$(2,540)

The provision for (benefit from) income taxes contained the following components:

	Year Ended December 31,
	2017	2016	2015
Current provision:
Federal	$3,262	$1,440	$(276)
State	431	223	21
Foreign	62	3	—
	3,755	1,666	(255)
Deferred (benefit) provision:
Federal	(755)	880	(544)
State	(343)	(98)	(105)
Foreign	(19)	—	—
	(1,117)	782	(649)
Income tax (benefit) provision	$2,638	$2,448	$(904)

The Company's effective tax rates for the years ending December 31, 2017 and 2016 are less than the U.S. federal statutory rate primarily due to federal and state research and development credits, excess tax deductions related to stock-based compensation awards and tax deductions for fees incurred during the IPO process. The Company’s effective tax rate for the year ended December 31, 2015 is greater than the U.S. federal statutory rate primarily due to state income taxes.

	Year Ended December 31,
	2017	2016	2015
U.S. federal taxes at statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	3.1	4.5	3.6
Nondeductible expenses	1.2	2.0	(1.4)
Tax deductible IPO costs	(9.3)	—	—
Stock compensation	(4.4)	—	—
Foreign rate differential	(0.4)	(0.1)	—
Credits	(9.0)	(15.0)	—
Other	0.5	1.0	(0.6)
Total	16.7%	27.4%	35.6%

The approximate income tax effect of each type of temporary difference and carryforward as of December 31, 2017 and 2016 is as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Credit carryforwards	$166	$141
Stock-based compensation	1,301	67
Landlord allowance on leasehold improvements	1,078	1,468
Deferred rent	583	968
Accruals and reserves	606	612
	3,734	3,256
Deferred tax liability:
Fixed assets	(2,909)	(3,548)
	(2,909)	(3,548)
Net deferred tax assets (liabilities)	$825	$(292)

The Company uses the asset and liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017, the Company recognized a provisional amount of $187 which is included as a component of income tax expense from continuing operations.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  However, the Company is still examining certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was a tax expense of $151.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition tax liability of $36 for its foreign subsidiaries, resulting in an increase of income tax provision of $36.  The Company has not yet completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. As of December 31, 2017, foreign earnings, which were not significant, have been retained indefinitely by the Company’s foreign subsidiaries for reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.

The Company has not provided a valuation allowance against its net deferred tax assets at December 31, 2017 and 2016. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2017, the Company has state tax credit carryforwards of $227, available to reduce future tax liabilities that expire at various dates through 2032.  Net operating loss carryforwards arising in taxable years ending after December 31, 2017 are no longer subject to expiration under the Internal Revenue Code of 1986, as amended (the “Code”). Utilization of the tax credit carryforwards may be subject to an annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Code, or Section 382, as well as similar state provisions.  Ownership changes may limit the amount of tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period.

The Company previously adopted the provision for uncertain tax positions under ASC 740, Income Taxes. The adoption did not have an impact on the Company’s retained earnings balance. At December 31, 2017 and 2016, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income taxes. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2014 through 2017. Currently, there are no income tax audits in process.

11. Related Party Transactions

On October 16, 2017, the Company completed its IPO. Allen & Company LLC acted as an underwriter in the IPO. Immediately prior to the IPO, Allen & Company LLC and its associated persons, including Ian Smith, a member of the Board, beneficially owned shares of the Company’s outstanding Preferred Stock representing 13.5% of the Company’s outstanding Preferred Stock. In connection with Allen & Company LLC’s role as an underwriter in the IPO, pursuant to the underwriting agreement, Allen & Company LLC purchased 2,190,200 shares of our Class A common stock in the IPO at $14.88 per share for a total purchase price of $32,590,176, after deducting underwriting discounts and commissions paid to Allen & Company LLC of $2,453,024. Consummation of this transaction, which occurred prior to the Company’s adoption of a formal related person transaction policy, was approved by the Board.

12. Segment and Geographic Information

The Company has two reportable segments, United States and International. Segment information is presented in the same manner as the Company’s chief operating decision maker, or CODM, reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and operating income (loss) for each reportable segment as a proxy for the operating performance of the Company’s United States and International operations. The Company’s chief executive officer is the CODM on behalf of both reportable segments.

The United States segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. A majority of our operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running our business, are incurred in the United States and not allocated to the International segment. Assets and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented below:

	Year Ended December 31,
	2017	2016	2015
Segment revenue:
United States	$307,472	$195,824	$98,566
International	9,389	2,317	22
Total revenue	$316,861	$198,141	$98,588

	Year Ended December 31,
	2017	2016	2015
Segment income (loss) from operations:
United States	$41,586	$27,461	$637
International	(26,312)	(18,890)	(3,165)
Total income (loss) from operations	$15,274	$8,571	$(2,528)

As of December 31, 2017 and 2016, property and equipment held outside the United States was not material.

13. Components of Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Year Ended December 31,
	2017	2016	2015
Interest income	$869	$416	$—
Interest expense	(29)	(26)	(12)
Foreign exchange losses	(277)	(16)	—
Other income (expense), net	$563	$374	$(12)

14. Employee benefit plans

The Company maintains a defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Code. Effective July 1, 2017, the Company implemented a matching policy, under which the Company matches 50% of an employee’s annual contributions to the 401(k) plan, up to a maximum of the lesser of (i) 6% of the employee’s base salary, bonus and commissions paid during the year or (ii) $5,000. Matching contributions are subject to vesting based on the employee’s start date and length of service. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan.

During the years ended December 31, 2016 and 2015, the Company did not make any employer contributions to the plan. During the year ended December 31, 2017, the Company began matching employee 401(k) contributions up to a set limit. Total employer contributions were $724 during the year ended December 31, 2017.

15. Quarterly Financial Results (unaudited)

The following table presents certain unaudited quarterly financial information for the eight quarters in the period ended December 31, 2017. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2017
Revenue	$90,597	$82,989	$76,240	$67,035
Cost of revenue	5,242	4,720	4,322	3,325
Gross profit	85,355	78,269	71,918	63,710
Net income	2,267	2,379	4,346	4,207
Basic net income per share (1)	$0.02	$0.02	$0.04	$0.04
Diluted net income per share (1)	$0.02	$0.02	$0.04	$0.04
Year ended December 31, 2016
Revenue	$60,764	$53,136	$45,627	$38,614
Cost of revenue	2,904	2,852	2,141	1,678
Gross profit	57,860	50,284	43,486	36,936
Net income	3,838	2,138	269	252
Basic net (loss) income per share (1)	$(0.66)	$0.02	$(0.00)	$(0.00)
Diluted net (loss) income per share (1)	$(0.66)	$0.02	$(0.00)	$(0.00)

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K for the year ended December 31, 2017 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements

The financial statements of CarGurus, Inc. are included in Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements and related notes.

(3) Index to Exhibits

The documents listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number		Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38233	October 16, 2017	3.2	2
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-220495	September 29, 2017	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated August 23, 2016, by and among the Registrant and certain of its stockholders.	S-1	333-220495	September 15, 2017	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-220495	September 15, 2017	10.1
10.2#	Amended and Restated 2006 Equity Incentive Plan.	S-1	333-220495	September 15, 2017	10.2
10.3#	Amended and Restated 2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220495	September 29, 2017	10.3
10.4#	Omnibus Incentive Compensation Plan and forms of agreements thereunder.	S-1/A	333-220495	September 29, 2017	10.4
10.5#	Offer Letter, dated March 17, 2006, by and between the Registrant and Langley Steinert.	S-1	333-220495	September 15, 2017	10.5
10.6#	Offer Letter, dated August 10, 2015, by and between the Registrant and Jason Trevisan.	S-1	333-220495	September 15, 2017	10.6
10.7#	Offer Letter, dated October 24, 2014, by and between the Registrant and Samuel Zales.	S-1	333-220495	September 15, 2017	10.7
10.8	Lease, dated as of October 8, 2014, by and between the Registrant and BCSP Cambridge Two Property LLC.	S-1	333-220495	September 15, 2017	10.8
10.9	Office Lease Agreement, dated as of March 11, 2016, by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.9
10.10	First Amendment to Lease, dated as of July 30, 2016 by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.10
21.1	List of Subsidiaries of the Registrant.						XX
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.						X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# Indicates a management contract or compensatory plan.

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarGurus, Inc.

Date: March 1, 2018	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer, President and Chairman of the Board of Directors

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Langley Steinert and Jason Trevisan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Langley Steinert	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2018
Langley Steinert

/s/ Jason Trevisan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2018
Jason Trevisan

/s/ Stephen Kaufer	Director	March 1, 2018
Stephen Kaufer

/s/ Anastasios Parafestas	Director	March 1, 2018
Anastasios Parafestas

/s/ David Parker	Director	March 1, 2018
David Parker

/s/ Simon Rothman	Director	March 1, 2018
Simon Rothman

/s/ Ian Smith	Director	March 1, 2018
Ian Smith