Form 10-Q
period 2018-03-31
CarGurus, Inc.
filed 2018-05-03
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 87,234,652 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At March 31, 2018	At December 31, 2017
Assets
Current assets
Cash and cash equivalents	$62,003	$87,709
Investments	80,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $690 and $494, respectively	12,197	12,577
Prepaid expenses, prepaid income taxes and other current assets	7,303	6,918
Total current assets	161,503	157,204
Property and equipment, net	16,175	16,563
Restricted cash	1,870	1,843
Deferred tax assets	2,835	825
Other long–term assets	155	159
Total assets	$182,538	$176,594
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,266	$23,908
Accrued expenses, accrued income taxes and other current liabilities	9,672	13,588
Deferred revenue	7,096	4,305
Deferred rent	1,185	1,165
Total current liabilities	41,219	42,966
Deferred rent, net of current portion	5,434	5,648
Other non–current liabilities	1,090	955
Total liabilities	47,743	49,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,426,038 and 77,884,754 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	85	78
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,702,084 and 28,226,104 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	21	28
Additional paid-in capital	189,237	185,190
Accumulated deficit	(54,848)	(58,499)
Accumulated other comprehensive income	300	228
Total stockholders’ equity	134,795	127,025
Total liabilities and stockholders’ equity	$182,538	$176,594

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$98,701	$67,035
Cost of revenue(1)	5,569	3,325
Gross profit	93,132	63,710
Operating expenses:
Sales and marketing	71,508	49,071
Product, technology, and development	9,098	3,648
General and administrative	7,871	4,059
Depreciation and amortization	733	548
Total operating expenses	89,210	57,326
Income from operations	3,922	6,384
Other income, net	282	164
Income before income taxes	4,204	6,548
Provision for income taxes	553	2,341
Net income	$3,651	$4,207
Reconciliation of net income to net income attributable to common stockholders:
Net income	$3,651	$4,207
Net income attributable to participating securities	—	(2,482)
Net income attributable to common stockholders — basic	$3,651	$1,725
Net income	$3,651	$4,207
Net income attributable to participating securities	—	(2,385)
Net income attributable to common stockholders — diluted	$3,651	$1,822
Net income per share attributable to common stockholders: (Note 8)
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	106,942,799	42,081,960
Diluted	113,341,308	46,267,552

(1)	Includes depreciation and amortization expense for the three months ended March 31, 2018 and 2017 of $504 and $122, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$3,651	$4,207
Other comprehensive income:
Foreign currency translation adjustment	72	20
Comprehensive income	$3,723	$4,227

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	3,651	3,651
Stock option exercises	6,574	—	10,690	—	80	—	—	80
Stock–based compensation expense	—	—	—	—	3,967	—	—	3,967
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Balance at March 31, 2018	85,426,038	$85	20,702,084	$21	$189,237	$300	$(54,848)	$134,795

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$3,651	$4,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,237	670
Unrealized currency loss on foreign denominated transactions	53	—
Deferred taxes	(2,010)	(25)
Provision for doubtful accounts	377	159
Stock-based compensation expense	3,818	76
Changes in operating assets and liabilities:
Accounts receivable	7	(1,027)
Prepaid expenses, prepaid income taxes, and other assets	(507)	1,597
Accounts payable	649	44
Accrued expenses, accrued income taxes, and other current liabilities	(3,651)	(1,286)
Deferred revenue	2,811	1,034
Deferred rent	(215)	(270)
Other non-current liabilities	154	66
Net cash provided by operating activities	6,374	5,245
Investing Activities
Purchases of property and equipment	(434)	(159)
Capitalization of website development costs	(581)	(562)
Investments in certificates of deposit	(60,000)	(30,000)
Maturities of certificates of deposit	30,000	26,774
Net cash used in investing activities	(31,015)	(3,947)
Financing Activities
Proceeds from exercise of stock options	80	109
Payment of initial public offering costs	(1,142)	—
Net cash (used in) provided by financing activities	(1,062)	109
Impact of foreign currency on cash, cash equivalents, and restricted cash	24	26
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,679)	1,433
Cash, cash equivalents, and restricted cash at beginning of period	89,552	31,520
Cash, cash equivalents, and restricted cash at end of period	$63,873	$32,953
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$47
Cash paid for interest	$5	$6
Supplemental disclosure of non-cash investing activities:
Unpaid purchases of property and equipment	$188	$1,176
Capitalized stockholders' compensation in website development costs	$149	$—

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015. The Company operates principally in the United States and has also launched marketplaces in Canada, the United Kingdom, Germany, and Italy. The Company has wholly owned subsidiaries in the United States, Canada, Ireland, and the United Kingdom.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) are unaudited. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 (the “2017 Annual Report”).

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2018 and December 31, 2017, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2018, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2017 Annual Report.

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

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long‑lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, the determination of the fair value of stock awards issued prior to the initial public offering (“IPO”), stock‑based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Concentration of Credit Risk

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

For the three months ended March 31, 2018 and the year ended December 31, 2017, no individual customer accounted for more than 10% of total revenue.

As of March 31, 2018, two customers accounted for 23% and 10% of net accounts receivable, respectively. As of December 31, 2017, two customers accounted for 29% and 17% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at March 31, 2018 or December 31, 2017.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification (“ASC”) Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. The Company currently expects to adopt the standard using the modified retrospective method.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for certain public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, including emerging growth companies, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. As an emerging growth company, the Company expects to adopt the standard effective January 1, 2019; however, if the Company ceases to be an emerging growth company as of December 31, 2018, the Company will be required to adopt the standard in the fourth quarter of 2018.

The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is currently assessing the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate the impact that this guidance will have on its financial statements and related disclosures throughout 2018. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract; however, the Company has yet to determine if the impact will be material. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts. The Company is still evaluating the impact of capitalizing costs to execute a contract.

Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For certain public entities, the new standard is effective for interim and annual periods beginning on or after January 1, 2019, with early adoption permitted. For all other entities, including emerging growth companies, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted.  The Company is evaluating the impact this guidance may have on its consolidated financial statements.

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

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and at December 31, 2017:

	At March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$30,929	$—	$—	$30,929
Investments:
Certificates of deposit	—	80,000	—	80,000
Total	$30,929	$80,000	$—	$110,929

	At December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$60,709	$—	$—	$60,709
Investments:
Certificates of deposit	—	50,000	—	50,000
Total	$60,709	$50,000	$—	$110,709

Certificates of deposit at March 31, 2018 and December 31, 2017 had maturity dates of less than twelve months.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2018 or the year ended December 31, 2017.

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

The following is a summary of cash, cash equivalents, and investments as of March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$62,003	$—	$—	$62,003
Investments:
Certificates of deposit due in one year or less	80,000			80,000
Total cash, cash equivalents, and investments	$142,003	$—	$—	$142,003

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$87,709	$—	$—	$87,709
Investments:
Certificates of deposit due in one year or less	50,000			50,000
Total cash, cash equivalents, and investments	$137,709	$—	$—	$137,709

4. Property and Equipment, Net

Property and equipment consists of the following:

	At March 31, 2018	At December 31, 2017
Computer equipment	$2,960	$3,532
Capitalized software	174	174
Website development costs	5,625	4,895
Furniture and fixtures	4,412	4,421
Leasehold improvements	10,801	10,797
Construction in progress	75	46
	24,047	23,865
Less accumulated depreciation	(7,872)	(7,302)
Property and equipment, net	$16,175	$16,563

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2018 and 2017 was $1,237 and $670, respectively.

5. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At March 31, 2018	At December 31, 2017
Accrued bonuses	$1,944	$7,807
Accrued commissions	2,379	1,581
Other accrued expenses, accrued income taxes and other current liabilities	5,349	4,200
	$9,672	$13,588

6. Commitments and Contingencies

Operating Leases

The Company’s lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; and Dublin, Ireland, with various lease terms through January 2024. The terms of the Company’s Massachusetts lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on a straight-line basis over the lease period. The Company does not have any debt or material capital lease obligations as of March 31, 2018 and all of the Company’s property, equipment, and software have been purchased with cash with the exception of $188 of unpaid property and equipment costs as of March 31, 2018. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

At March 31, 2018 and December 31, 2017, restricted cash was $1,870 and $1,843, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for two letters of credit related to the contractual provisions for the Company’s building lease security deposits. As of March 31, 2018 and December 31, 2017, the restricted cash is classified as a long‑term asset.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that are consistent with industry practice with respect to licensing, infringement, indemnification, and other standard provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at March 31, 2018 and December 31, 2017, the Company has not incurred any costs for guarantees or indemnities.

7. Stock-based Compensation

For the three months ended March 31, 2018 and 2017, total stock-based compensation expense was $3,818 and $76, respectively. The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended March 31,
	2018	2017
Options	$65	$76
RSUs	3,753	—
Total stock-based compensation expense	$3,818	$76

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$89	$5
Sales and marketing expense	1,010	38
Product, technology, and development expense	1,661	25
General and administrative expense	1,058	8
Total	$3,818	$76

Excluded from stock-based compensation expense is $149 of capitalized website development costs in the three months ended March 31, 2018. Stock-based compensation expenses related to capitalized website development costs were immaterial in the three months ended March 31, 2017.

8. Earnings Per Share

Net income per share for the three months ended March 31, 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period. The weighted-average number of common shares outstanding for the three months ended March 31, 2018 also includes restricted stock units (“RSUs”) that vested as of March 31, 2018 but did not settle and become outstanding until after the reporting period pursuant to settlement terms under the grant agreements governing such RSUs. The Company has included these RSUs in the weighted-average number of shares outstanding for the three months ended March 31, 2018 as all vesting conditions had been met and there were no longer circumstances in which those shares would not be issued.

Net income per share for the three months ended March 31, 2017 is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). As of March 31, 2017, the Company had convertible preferred stock outstanding. The Company considers the convertible preferred stock to be participating securities because they include rights to participate in dividends with the common stock. On October 16, 2017, in connection with the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. As a result, there were no shares of preferred stock outstanding at the closing of the IPO and the Company has not issued any new shares of preferred stock since such closing.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation that was in effect prior to the closing of the IPO and then to preferred and common stockholders based on ownership interests.

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time or automatically upon certain events described in the Company’s amended and restated certificate of incorporation, including on either the death or voluntary termination of the Company’s Chief Executive Officer. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net income per share. As a result, basic and diluted net income per share of Class A common stock and share of Class B common stock are equivalent.

During the three months ended March 31 2018, holders of Class B common stock elected to convert 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three months ended March 31, 2018 and 2017 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of RSUs. Potential dilutive securities for the three months ended March 31, 2017 also included shares of common stock issuable upon the conversion of the outstanding preferred stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three months ended March 31, 2018, dilutive net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. For the three months ended March 31, 2017, the two‑class method was used in the computation of diluted net income per share, which was equally as dilutive as the if-converted method.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$3,651	$4,207
Net income attributable to participating securities	—	(2,482)
Net income attributable to common stockholders — basic	$3,651	$1,725
Net income	$3,651	$4,207
Net income attributable to participating securities	—	(2,385)
Net income attributable to common stockholders — diluted	$3,651	$1,822
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	106,942,799	42,081,960
Dilutive effect of share equivalents resulting from stock options	4,772,154	4,185,592
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,626,355	—
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,341,308	46,267,552
Net income per share attributable to common stockholders:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

There were no anti-dilutive securities for the three months ended March 31, 2018. The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2017, as their effect would have been anti-dilutive for the period presented:

Three Months Ended March 31,
2017
Stock options outstanding	1,246,884
Restricted stock units outstanding	1,973,694
Convertible preferred stock	—

9.  Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  The Company is still examining certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The Company recorded a provisional amount of $187 of tax expense during the year ended December 31, 2017.  The Company recorded an additional $205 of tax expense during the three months ended March 31, 2018 pertaining to a change in the estimated impact of the re-measurement of the Company’s U.S. net deferred tax assets.

During the three months ended March 31, 2018, the Company recorded income tax expense of $553, representing an effective tax rate of 13.1%. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory tax rate of 21% principally due to federal and state research and development tax credits and excess stock deductions from the taxable compensation of share-based awards, partially offset by state and local income taxes.

During the three months ended March 31, 2017, the Company recorded income tax expense of $2,341, representing an effective tax rate of 35.7%. The effective tax rate for the three months ended March 31, 2017 was higher than the statutory tax rate of 35% principally due to state and local income taxes, partially offset by federal and state research and development tax credits.

10. Segment and Geographic Information

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

The United States segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. A majority of the Company’s operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running the Company’s business, are incurred in the United States and are not allocated to the International segment. Assets and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended March 31,
	2018	2017
Segment revenue:
United States	$95,167	$65,418
International	3,534	1,617
Total revenue	$98,701	$67,035

	Three Months Ended March 31,
	2018	2017
Segment income (loss) from operations:
United States	$11,585	$12,128
International	(7,663)	(5,744)
Total income from operations	$3,922	$6,384

As of March 31, 2018 and December 31, 2017, property and equipment held outside the United States was not material.

11. Subsequent Events

As of March 31, 2018, the Company had approximately 945 thousand vested RSUs outstanding. All RSUs granted by the Company prior to the IPO were granted pursuant to grant agreements that provided that the RSUs would not settle and be issued until 180 days after the completion of an IPO.  As a result, on April 10, 2018, 180 days after the completion of the IPO, all previously vested RSUs converted into issued and outstanding shares of the Company’s Class A common stock. In addition, on April 10, 2018, the lock-up agreements entered into by shareholders of the Company in connection with the IPO which restricted them from selling shares of the Company’s stock expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on March 1, 2018, or our 2017 Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles, or GAAP.

Company Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we provide information and analysis that create a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third‑party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” In addition to the United States, we operate online marketplaces in Canada, the United Kingdom, Germany, and Italy.

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. Our revenue for the three months ended March 31, 2018 was $98.7 million, a 47% increase from $67.0 million of revenue in the three months ended March 31, 2017.

For the three months ended March 31, 2018, we generated net income of $3.7 million and our Adjusted EBITDA was $9.0 million, compared to net income of $4.2 million and Adjusted EBITDA of $7.1 million for the three months ended March 31, 2017. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

We have two reportable segments, United States and International, as further discussed in Note 10 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International segments. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. International markets will likely perform differently from the United States market due to a variety of factors, including our operating history in the market, our rate of investment, market size, market maturity, and other dynamics unique to each country.

Monthly Unique Users

For each of our websites, we define a monthly unique user as an individual who has visited such website within a calendar month, based on data as measured by Google Analytics. We calculate average monthly unique users as the sum of the monthly unique users in a given period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses a website during a calendar month. If an individual accesses a website using a different device within a given month, the first access by each such device is counted as a separate unique user. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us because our marketplace subscription revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended March 31,
Average Monthly Unique Users	2018	2017
	(in thousands)
United States	30,797	23,079
International	3,492	2,133
Total	34,289	25,212

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or at midnight Eastern Time each night. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an indicator of consumer satisfaction and engagement with our marketplace.

	Three Months Ended March 31,
Average Monthly Sessions	2018	2017
	(in thousands)
United States	84,821	61,860
International	8,070	4,804
Total	92,891	66,664

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

	At March 31,
Number of Paying Dealers	2018	2017
United States	26,261	22,081
International	2,765	1,348
Total	29,026	23,429

Average Annual Revenue per Subscribing Dealer (AARSD)

We measure the average annual revenue we receive from each paying dealer. We define AARSD, which is measured at the end of a defined period, as the total marketplace subscription revenue during the trailing 12 months divided by the average number of paying dealers during the same trailing 12-month period. We believe that our ability to grow AARSD is an indicator of the value proposition of our products and the return on investment, or ROI, our paying dealers realize from our products. Increases in AARSD, which we believe reflect the value of exposure to our engaged audience in relation to subscription cost, are driven by our ability to grow the volume of connections to our users and the quality of those connections, which result in increased opportunity to upsell package levels and cross-sell additional products to our paying dealers.

	At March 31,
Average Annual Revenue per Subscribing Dealer (AARSD)	2018	2017
United States	$12,470	$10,700
International	$5,045	$4,401
Consolidated	$11,887	$10,454

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we monitor and have presented within this Quarterly Report, Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other (income), net, the provision for income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

Our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable GAAP equivalent. Some of these limitations are:

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

	Three Months Ended March 31,
	2018	2017
Reconciliation of Adjusted EBITDA:	(in thousands)
Net income	$3,651	$4,207
Depreciation and amortization	1,237	670
Stock-based compensation expense	3,818	76
Other (income), net	(282)	(164)
Provision for income taxes	553	2,341
Adjusted EBITDA	$8,977	$7,130

Components of Consolidated Statements of Operations

Revenue

Our revenue is derived from two primary sources: (i) marketplace subscription revenue and (ii) advertising and other revenue, as described below.

Marketplace Subscription Revenue

We offer three types of marketplace Listing products to our dealers: Basic Listing, which is free; and Enhanced and Featured Listings, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI our platform will provide to it. We also offer Listing dealers access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, user review management platform, Pricing Tool, and Market Analysis tool. The Pricing Tool and Market Analysis tool are available only to paying dealers.

In addition to listing their inventory in our marketplace and providing them access to our Dealer Dashboard, we offer Enhanced and Featured Listing dealers other subscription advertising and customer acquisition products, including display advertising that appears in our marketplace and on other sites on the internet, which can be targeted by geography, search history, and a number of other factors, and SEM Plus, which helps dealers more effectively acquire customers through paid search, social media, and retargeted advertising.

Marketplace subscription revenue is recognized on a monthly basis as the service is delivered to the dealer.

Advertising and Other Revenue

Advertising and other revenue consists primarily of non-dealer display advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions, or CPM, basis.  An impression is an advertisement loaded on a web page. In addition to advertisers sold on a CPM basis, we also have advertisers sold on a cost per click basis. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, incentive compensation, and stock-based compensation expenses, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. We expect general and administrative expenses to increase as we continue to incur the costs of compliance associated with being a publicly traded company, including legal, audit, and consulting fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and leasehold improvements.

Other Income, net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, interest expense on lease obligations, and net foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the three months ended March 31, 2018 and 2017 as a result of our consolidated taxable income position. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at March 31, 2018 or December 31, 2017.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Revenue:
Marketplace subscription	$89,286	$60,172
Advertising and other	9,415	6,863
Total revenue	98,701	67,035
Cost of revenue	5,569	3,325
Gross profit	93,132	63,710
Operating expenses:
Sales and marketing	71,508	49,071
Product, technology, and development	9,098	3,648
General and administrative	7,871	4,059
Depreciation and amortization	733	548
Total operating expenses	89,210	57,326
Income from operations	3,922	6,384
Other income, net	282	164
Income before income taxes	4,204	6,548
Provision for income taxes	553	2,341
Net income	$3,651	$4,207

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$95,167	$65,418
International	3,534	1,617
Total	$98,701	$67,035
Income (Loss) from Operations
United States	$11,585	$12,128
International	(7,663)	(5,744)
Total	$3,922	$6,384

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
Revenue:
Marketplace subscription	90%	90%
Advertising and other	10	10
Total revenue	100%	100%
Cost of revenue	6	5
Gross profit	94	95
Operating expenses:
Sales and marketing	72	73
Product, technology, and development	9	5
General and administrative	8	6
Depreciation and amortization	1	1
Total operating expenses	90	85
Income from operations	4	10
Other income, net	—	—
Income before income taxes	4	10
Provision for income taxes	—	4
Net income	4%	6%

	Three Months Ended March 31,
	2018	2017
Additional Financial Data:
Revenue
United States	96%	98%
International	4	2
Total	100%	100%
Income (Loss) from Operations
United States	12%	18%
International	(8)	(8)
Total	4%	10%

For the Three Months Ended March 31, 2018 and 2017

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$89,286	$60,172	$29,114	48%
Advertising and other	9,415	6,863	2,552	37
Total	$98,701	$67,035	$31,666	47%
Percentage of total revenue:
Marketplace subscription	90%	90%
Advertising and other	10	10
Total	100%	100%

Overall revenue increased by $31.7 million, or 47%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Marketplace subscription revenue increased by 48%, while advertising and other revenue grew by 37%.

Marketplace subscription revenue increased by $29.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and represented 90% of total revenue for both the three months ended March 31, 2018 and 2017. This increase in marketplace subscription revenue was attributable primarily to a 24% growth in the number of United States and International paying dealers, to 29,026 as of March 31, 2018 from 23,429 as of March 31, 2017, and to a 17% growth in our AARSD for United States dealers to $12,470 in the three months ended March 31, 2018 from $10,700 in the three months ended March 31, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our websites and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $2.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and represented 10% of total revenue for both the three months ended March 31, 2018 and 2017. The increase in advertising and other revenue was due primarily to a 50% increase in the number of impressions delivered, which was partially offset by a 7% decrease in the average price per thousand impressions, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue by Segment

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
United States	$95,167	$65,418	$29,749	45%
International	3,534	1,617	1,917	119
Total	$98,701	$67,035	$31,666	47%
Percentage of total revenue:
United States	96%	98%
International	4	2
Total	100%	100%

United States revenue increased $29.7 million, or 45%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to a 19% increase in the number of United States paying dealers and a 17% increase in AARSD for United States dealers.

International revenue increased $1.9 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to an increase in the number of International paying dealers. International paying dealers grew to 2,765 at March 31, 2018 from 1,348 at March 31, 2017.

Cost of Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$5,569	$3,325	$2,244	67%
Percentage of total revenue	6%	5%

Cost of revenue increased $2.2 million, or 67%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due primarily to a $0.8 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.5 million increase in fees related to provisioning advertising campaigns on our websites, a $0.3 million increase for data center and hosting costs, a $0.3 million increase in amortization of website development costs and a $0.1 million increase in employee-related costs for our customer support team to support the growth in customers.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$71,508	$49,071	$22,437	46%
Percentage of total revenue	72%	73%

Sales and marketing expenses increased $22.4 million, or 46%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  This increase was due primarily to an increase in advertising costs of $17.2 million, a $3.2 million increase in salaries, commissions, and related expenses resulting from our 24% increase in headcount, a $0.5 million increase in expenses related to marketing events and activities, and a $0.3 million increase in software subscriptions. This increase for the three months ended March 31, 2018 was also due in part to a $1.0 million increase in stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended March 31, 2017 as the RSUs were subject to a performance condition which was satisfied upon the effectiveness of the registration statement for our initial public offering, or IPO, on October 11, 2017.

Product, Technology, and Development Expenses

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product, technology, and development	$9,098	$3,648	$5,450	149%
Percentage of total revenue	9%	5%

Product, technology, and development expenses increased $5.5 million, or 149%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due primarily to a $3.2 million increase in salaries and related employment expenses attributable to an 89% increase in headcount to support our growth and product innovations. This increase for the three months ended March 31, 2018 was also due in part to a $1.6 million increase in stock-based compensation expense related to RSUs.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,871	$4,059	$3,812	94%
Percentage of total revenue	8%	6%

General and administrative expenses increased $3.8 million, or 94%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change primarily reflected an increase of $1.1 million of salaries and employee-related costs as a result of our 67% increase in headcount as we continued to grow our business and required additional personnel to support our expanded operations, a $0.7 million increase in external consulting and insurance fees driven by costs incurred to comply with public company requirements, a $0.4 million increase in payment processing and billing costs due to increased customer transactions with higher billings due to revenue growth, and a $0.2 million increase in bad debt expense. This increase for the three months ended March 31, 2018 was also due in part to a $1.0 million increase in stock-based compensation expense related to RSUs.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$733	$548	$185	34%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.2 million, or 34%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to increased amortization of additional leasehold improvements.

Other Income, Net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$282	$164	$118	72%
Percentage of total revenue	—	—

Other income, net increased $0.1 million, or 72%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations and the funds raised in our IPO.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$553	$2,341	$(1,788)	(76)%
Percentage of total revenue	—	4%

The provision for income taxes decreased $1.8 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, we recorded a tax provision on earnings with an effective tax rate of 13.1% compared to 35.7% for the three months ended March 31, 2017. The decrease in our effective tax rate of 22.6% primarily resulted from the decrease in the federal statutory tax rate to 21.0% from 35.0% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 and due to the increases in federal and state research credits in the three months ended March 31, 2018.

Income (Loss) from Operations by Segment

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
United States	$11,585	$12,128	$(543)	(4)%
International	(7,663)	(5,744)	(1,919)	(33)
Total	$3,922	$6,384	$(2,462)	(39)%
Percentage of segment revenue:
United States	12%	19%
International	NM	NM

NM — Not Meaningful

United States income from operations decreased $0.5 million, or 4%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was due to increases in cost of revenue of $2.1 million and operating expenses of $28.2 million, offset in part by the increase in revenue of $29.7 million.

International loss from operations increased $1.9 million, or 33%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At March 31, 2018 and December 31, 2017, our principal sources of liquidity were cash and cash equivalents of $62.0 million and $87.7 million, respectively and investments in certificates of deposit with terms of greater than 90 days but less than one year of $80.0 million and $50.0 million at March 31, 2018 and December 31, 2017, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$6,374	$5,245
Net cash used in investing activities	(31,015)	(3,947)
Net cash (used in) provided by financing activities	(1,062)	109
Impact of foreign currency on cash	24	26
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(25,679)	$1,433

Our operations were initially financed by a capitalization of approximately $5 million from external capital and subsequently have been financed primarily from operating activities, sales of preferred stock and our IPO. We generated cash from operating activities of $6.4 million during the three months ended March 31, 2018, and $5.2 million during the three months ended March 31, 2017, and we expect to generate cash from operations for the foreseeable future.

We believe that the proceeds from our IPO and our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the support of our product, technology, and development efforts, and the timing and extent of our investment in international markets. To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities during the first three months of 2018 was $6.4 million, due primarily to net income of $3.7 million, non-cash items including $3.8 million of stock-based compensation expense, $1.2 million of depreciation and amortization and an increase in deferred revenue of $2.8 million.  These increases were partially offset by a $3.7 million decrease in accrued expenses, accrued income taxes and other current liabilities and an increase in deferred tax assets of $2.0 million.

Cash provided by operating activities during the first three months of 2017 was $5.2 million, due primarily to net income of $4.2 million, a $1.6 million decrease in prepaid and other current assets, an increase in deferred revenue of $1.0 million, and depreciation and amortization of $0.7 million. These increases were partially offset by a $1.3 million decrease in accrued expenses, accrued income taxes and other current liabilities and an increase in accounts receivable of $1.0 million.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment, capitalized website development costs, and short-term investments.

Cash used in investing activities of $31.0 million during the first three months of 2018 was due primarily to $60.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $30.0 million, $0.6 million related to the capitalization of website development costs and $0.4 million of investments in furniture, computer equipment, and leasehold improvements.

Cash used in investing activities of $3.9 million during the first three months of 2017 was due primarily to $30.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $26.8 million, and $0.6 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $1.1 million during the first three months of 2018 was due primarily to payment of initial public offering costs of $1.1 million.

Cash provided by financing activities of $0.1 million during the first three months of 2017 was due to proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our 2017 Annual Report on Form 10-K, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Our lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; and Dublin, Ireland, with various lease terms through January 2024.  The terms of our Massachusetts lease agreements provide for rental payments that increase on an annual basis.  We recognize rent expense on a straight‑line basis over the lease period. We do not have any debt or material capital lease obligations as of March 31, 2018 and all of our property, equipment, and software have been purchased with cash, with the exception of $0.2 million of unpaid property and equipment costs at March 31, 2018. We have no material long‑term purchase obligations outstanding with any vendors or third parties.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

In preparing our Unaudited Condensed Consolidated Financial Statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures.  The accounting estimates that require the most difficult and subjective judgments include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, the determination of the fair value of stock awards issued, stock-based compensation expense, and the recoverability of our net deferred tax assets and related valuation allowance.  Therefore, we consider these to be our critical accounting policies.  Accordingly, we evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates and assumptions. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months, and have filed one Annual Report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

We did not have any long-term borrowings at March 31, 2018 or at December 31, 2017.

We had cash, cash equivalents, and investments of $142.0 million and $137.7 million at March 31, 2018 and December 31, 2017, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to twelve months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2018 and December 31, 2017, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Income Statements under other income, net.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

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

A significant amount of our revenue is derived from advertising revenues generated primarily through advertising sales, including for display advertising and retargeting services, to dealers, auto manufacturers, and other auto-related brand advertisers.  We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels.  Our ability to attract and retain advertisers, and to generate advertising revenue, depends on a number of factors, including:

•	our ability to increase the number of consumers using our marketplace;
•	our ability to compete effectively for advertising spending with other online automotive marketplaces;
•	our ability to continue to develop our advertising products;

•	our ability to keep pace with changes in technology and the practices and offerings of our competitors; and
•	our ability to offer an attractive ROI to our advertisers for their advertising spend with us.

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term.  The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term.  Our other advertising contracts, including those with auto manufacturers, are typically for a defined period of time and do not have ongoing commitments to advertise on our websites beyond the committed term.  We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising services as compared to alternative channels.  If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

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

If the use of our marketplace, particularly on mobile devices, does not continue to grow, our business and operating results would be harmed.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites.  The number of consumers we attract to our marketplace from search engines is due in part to how and where our websites rank in unpaid search results.  These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently.  For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites.  Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies in a way that would adversely affect our search result rankings.  If internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our traffic could slow or our traffic could decline.  In addition, internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products.  Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective users.  Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future.  Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

Any inability by us to develop new products, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products and services that make our marketplace, websites, and mobile application useful for consumers and dealers.  These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplace and dealers to our products and services.  Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplace and its related products and effectively incorporate new internet and mobile technologies into them.  These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and other research and development activities.  In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins and higher marketing and sales costs than our existing products.  We may also change our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers.  Our pricing models may not effectively reflect the value of products to consumers and dealers, and, if we are unable to provide a marketplace and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications.  Without an innovative marketplace and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplace, which could, in turn, harm our business and financial results.

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

Portions of our websites enable consumers and dealers using our sites to communicate with one another and other persons seeking information or advice on the internet.  Claims of defamation or other injury could be made against us for content posted on our websites.  In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our marketplace could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

While we have historically focused our marketing efforts on internet and mobile channels, we have begun brand-focused campaigns using television, social media and online video and these efforts may not be successful.

As a consumer brand, it is important for us to increase the visibility of our brand with potential users of our marketplace.  While we have historically focused our marketing efforts on internet and mobile channels, we have begun to advertise through television, social media, online video, and other channels we have not used previously, with the goal of driving greater brand recognition, trust, and loyalty from a broader consumer audience.  If our brand-focused campaigns are not successful and we are unable to recover our marketing costs through increases in user traffic and increased subscription and advertising revenue, or if we discontinue our brand marketing campaigns, it could have a material adverse effect on our business and financial results.

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate will continue to decline in the future.

Our revenue increased to $316.9 million in 2017 from $198.1 million in 2016, representing a 60% increase between such periods, and increased to $98.7 million for the three months ended March 31, 2018 from $67.0 million for the three months ended March 31, 2017, representing a 47% increase between such periods.  In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

We have started to expand our operations internationally and plan to continue to enter additional markets.  We expect to expand our international operations significantly by continuing to enter new markets and expanding our offerings in new languages.  In most international markets, we would not be the first entrant, and our competitors may be more established or otherwise better positioned than we are to succeed.  Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ webpages and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace.  Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace.  In addition, we may also face litigation from competitors in new markets.  Any of these barriers could impede our expansion into international markets, which could affect our business and potential growth.

In addition to English, we have made portions of our platform available in French, German, Italian, and Spanish, and we will need to make all or portions of our platform available in additional languages as we launch in new countries.  We may have difficulty modifying our technology and content for use in non-English speaking markets or fostering new communities in non-English speaking markets.  Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures.  Expanding internationally may subject us to new risks or increase our exposure in connection with current risks, including risks associated with:

•	recruiting and retaining qualified, multilingual employees, including sales personnel;
•	adapting the website to conform to local automobile shopping expectations;
•	increased competition from local websites and periodicals and potential preferences by local populations for local providers;
•	compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws;
•	providing solutions in different languages and for different cultures, which may require that we modify our solutions and features so they are culturally relevant in different countries;
•	the enforceability of our intellectual property rights;
•	credit risk and higher levels of payment fraud;
•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;
•	currency exchange rate fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	political and economic instability in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

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

In the past, the number of United States dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns.  When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue.  Further dealership consolidations or closures could reduce the aggregate demand for our products and services.  If dealership closures and consolidations occur in the future, our business, financial position and results of operations could be materially and adversely affected.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

Our success will depend upon our relationships with third parties, including those with our payment processor, our data center hosts, our information technology providers, our data providers for dealer inventory and vehicle information, our human resources information system provider, our billing subscription software provider, our customer relationship management software provider, our financial planning and analysis software provider, and our general ledger provider.  If these third parties experience difficulty meeting our requirements or standards, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation.  In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers deteriorate or terminate, we could suffer increased costs and we may be unable to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations.  In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

We provide consumers using our marketplace with our proprietary Instant Market Value, or IMV, Deal Rating, and Dealer Rating, as well as other features to help them evaluate vehicle listings.  Revisions to our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, or other features to vary from our expectations regarding the accuracy of these tools.  In addition, from time to time, consumers and regulators may question or disagree with our IMV, Deal Rating, or Dealer Rating.  Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ use of our marketplace and could result in legal disputes.

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

Federal Antitrust Laws

The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace.  We believe that we are in compliance with the legal requirements imposed by the antitrust laws.  However, a governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, results of operations, financial condition, and cash flows.

Other

Claims could be made against us under both U.S.  and foreign laws, including claims for defamation, libel, invasion of privacy, copyright or trademark infringement, or claims based on other theories related to the nature and content of the materials disseminated by users of our marketplace and portions of our websites.  In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the internet of certain types of information.  Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources.  If we become liable for information provided by our users and transmitted in our marketplace in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change.  As we expand our operations internationally, we are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, and other matters.  The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.  Further, investigations by governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplace, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplace and related products and services.

Our business is subject to risks related to the larger automotive industry ecosystem, including consumer demand, global supply chain challenges, and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.  Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected.  Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, and changing trade barriers, including increased tariff rates or custom duties.

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

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplace, even if such decisions negatively impact our results of operations in the short term.  For example, we manage the text-chat feature of our websites where consumers can message paying dealers.  Our management of this feature has helped improve dealer response times to consumers, which in turn improves the consumer experience.  While our management of this feature provides value to both consumers and paying dealers and could be a potential source of short-term revenue for us, we are not currently charging for this feature and are instead focusing on the potential long-term value of this feature to our marketplace and its users.  However, this strategy may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

A significant disruption in service on our websites could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation, and ability to attract consumers, dealers, and advertisers depend on the reliable performance of our technology infrastructure and content delivery.  We may experience significant interruptions with our systems in the future.  Interruptions in these systems, whether due to system failures, computer viruses, ransomware, or physical or electronic break-ins, could affect the security or availability of our marketplace on our websites, and prevent or inhibit the ability of dealers and consumers to access our marketplace.  For example, past disruptions have impacted our ability to activate customer accounts and manage our billing activities in a timely manner.  Such interruptions could also result in third parties accessing our confidential and proprietary information, including our intellectual property.  Problems with the reliability or security of our systems could harm our reputation, harm our ability to protect our confidential and proprietary information, result in a loss of consumers and dealers, and result in additional costs.

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

We collect, process, store, transfer, share, disclose, and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of some functions of our marketplace involves the storage and transmission of consumers’ information, such as IP addresses and contact information of users who connect with dealers and profile information of users who create accounts on our marketplace, and dealers’ information.   Some of this information may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs.  For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and zip codes.  We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information.  Like all information systems and technology, our websites, mobile application, and information systems may be subject to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, and use of personal or other confidential information.  If we experience compromises to our security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile application, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers and advertisers may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, and advertisers may decrease or stop advertising on our websites.  Further, outside parties may attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’ or advertisers’ information.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after being launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

There are numerous federal, national, state, and local laws and regulations in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer, and protecting of personal information and other data, the scope of which are changing, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines or penalties, may be inconsistent between countries and jurisdictions, and may conflict with other requirements.

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties.  We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible.  However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted.  Several proposals are pending before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business.   The General Data Protection Regulation in the European Union, or the EU, which will go into effect on May 25, 2018, may require us to change our policies and procedures and, if we are not in compliance, may seriously harm our business.   Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could have an adverse effect on our business.  Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put consumer or dealer information at risk and could in turn expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities, or may learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property.  We could also be subject to lawsuits where consumers and dealers posting content on our websites disseminate materials that infringe the intellectual property rights of third parties.  We have encountered lawsuits in the past containing allegations of intellectual property infringement.  For example, in December 2015, Trader Corporation, or Trader, alleged that we infringed its copyright in 196,740 photos of cars that were uploaded onto our Canadian website.  Trader sought statutory and punitive damages of approximately CAD $99 million along with a permanent injunction prohibiting us from reproducing any other photos in which Trader owns the copyright without Trader’s consent.  On April 6, 2017, the Commercial List of the Ontario Superior Court, or the Commercial List, granted an order declaring that we infringed Trader’s copyright in 152,532 photos and awarded Trader statutory damages of CAD $305,064 in the aggregate, but dismissed Trader’s claim for punitive damages and a permanent injunction.  Following release of the decision, the parties agreed that there would be no legal fees or interest payable to either party.  In addition, the parties agreed that neither would appeal the decision of the Commercial List.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business.  We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property.  In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our websites features, software, and functionality or obtain and use information that we consider proprietary.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion.  In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.” If we are restricted in any way in registering our CARGURUS mark in international markets, it could impact our ability to establish and grow our business in Europe and other countries.  For example, O2 Holdings Limited (now O2 Worldwide Limited, or O2 Worldwide), based in the United Kingdom, previously opposed our UK application to register the mark CARGURUS based on its prior registered rights for the mark GURU in the United Kingdom.  We have reached an agreement with O2 Worldwide that permits us to continue to use our CARGURUS mark and logos in the United Kingdom and the EU for our services in the automotive field in the manner we have to date, and to register such mark in the United Kingdom and the EU for such services.  However, the agreement with O2 Worldwide sets forth certain limitations on our use of the CARGURUS mark and logos in the United Kingdom and in the EU.   Also, while we have registered the CARGURUS and CG logos in the EU, we are not able to register the word-mark CARGURUS in the EU as the mark was deemed to be non-distinctive, and thus unregisterable.   We may be unable to register CARGURUS, the word mark, in any country in the EU, other than the United Kingdom.   If we are unable to register the CARGURUS word mark in any country, it may limit our ability to challenge unauthorized users of marks that are the same as or similar to CARGURUS.

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

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, and other third parties.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.  Future acquisitions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense, and impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition.  Also, the anticipated benefits of any acquisitions may not materialize.

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

From time to time, third parties may misappropriate our data through website scraping, robots, or other means and aggregate this data on their websites with data from other companies.  In addition, copycat websites may misappropriate data in our marketplace and attempt to imitate our brand or the functionality of our websites.  If we become aware of such activities, we intend to employ technological or legal measures in an attempt to halt their operations.  However, we may be unable to detect all such activities in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations.  In some cases, particularly in the case of entities operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites.  Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, and financial condition.  In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We have incurred operating losses in the past and we may generate losses in the future.

We have incurred net operating losses in the past.  Although we did not experience such losses in fiscal year 2016 or 2017 and we have experienced significant growth in revenue, our revenue growth rate is likely to continue to decline in the future as a result of a variety of factors.  Our international expansion may cause our costs to increase in future periods as we continue to expend substantial financial resources to enter into those markets.  Our costs may also increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company.  If we fail to increase our revenue or manage these additional costs, we may incur losses in the future.

Complying with the laws and regulations affecting public companies has increased and will continue to increase our costs and the demands on management and could harm our operating results.

Now that we are a public company, we expect to incur significant legal, accounting, and other expenses that we did not incur as a private company and these expenses will increase after we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel expect to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.   As a newly public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are required to make only an annual assessment of our internal control over financial reporting pursuant to Section 404 for the fiscal year ending December 31, 2018, which is the first year immediately following our first annual report filed with the SEC.  As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until after we are no longer an emerging growth company.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies.   Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors.   These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances.  If capital is not available to us, our business, operating results, and financial condition may be harmed.

Although we have not needed to raise substantial equity in the past to support the growth of our business, we intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new products, further improve our marketplace and existing products, enhance our operating infrastructure, expand internationally and acquire complementary businesses and technologies.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  However, additional funds may not be available when we need them on terms that are acceptable to us or at all.  Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.  If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chief Executive Officer, President, and Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.  This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support.  This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which has limited voting power relative to the Class B common stock, and might harm the trading price of our Class A common stock.  In addition, Mr. Steinert has the ability to control the management and major strategic investments of our company as a result of his positions as our Chief Executive Officer, President, and Chairman, and his ability to control the election or replacement of our directors.  As a board member and officer, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.  If Mr. Steinert’s status as an officer and director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert, due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such terms are defined in our amended and restated certificate of incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares.  As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

The market price for our Class A common stock could decline as a result of the sale of substantial amounts of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.  Sales of a substantial number of shares that recently became freely tradable following the expiration of lock-up agreements entered into in connection with our IPO, or the perception that such sales may occur, could also cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, certain holders of shares of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares of Class A common stock or to include their shares in registration statements that we may file for ourselves or our stockholders.

We also filed a registration statement to register shares of our capital stock reserved for future issuance under our equity incentive plans.  As a result, subject to the satisfaction of applicable exercise periods, the shares of our Class A common stock issued upon settlement of vested RSUs or exercise of outstanding options to purchase shares of our capital stock will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder to bring: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or to our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us or any of our directors, officers, or other employees or agents governed by the internal affairs doctrine.  Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and have consented to the foregoing provisions.  This forum selection provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.  It is also possible that, notwithstanding the forum selection clause included in our amended and restated certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, and our competitors.  If any of the analysts that covers us change their recommendation regarding our stock adversely, or provides more favorable relative recommendations about our competitors, our stock price would likely decline.  If any analyst that covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

•

the requirement that our compensation committee be responsible for the hiring and overseeing of persons acting as compensation consultants and be required to consider certain independence factors when engaging such persons; and

•

the requirement that director nominees either be selected, or recommended for board of directors’ selection, either by “independent directors” as defined under the rules of Nasdaq constituting a majority of the board of director’s independent directors in a vote in which only independent directors participate, or by a nominations committee comprised solely of independent directors.

We have relied on certain or all of these exemptions.  Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.  Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

We have taken advantage of reduced reporting burdens in our public filings with the SEC.  We cannot predict whether investors will find our Class A common stock less attractive because we rely on these exemptions.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.  In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards.  This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.  We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1#	Form of Non-Employee Director Restricted Stock Unit Agreement.	8-K	001-38233	March 26, 2018	10.1
10.2#	CarGurus, Inc. Annual Incentive Plan.	8-K/A	001-38233	April 6, 2018	10.1
10.3#	Form of Executive Restricted Stock Unit Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarGurus, Inc.

Date: May 3, 2018	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)