Form 10-Q
period 2018-06-30
CarGurus, Inc.
filed 2018-08-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 88,762,521 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

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

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to maintain and build our brand;
•	our ability to expand internationally;
•	the impact of competition in our industry and innovation by our competitors;
•	the impact of accounting pronouncements;
•	the impact of litigation;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to overcome challenges facing the automotive industry ecosystem, including global supply chain challenges, changes to trade policies and other macroeconomic issues;
•	the increased expenses and administrative workload associated with being a public company;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	our expectations regarding cash generation and the sufficiency of our cash to fund our operations; and
•	the future trading prices of our Class A common stock.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At June 30, 2018	At December 31, 2017
Assets
Current assets
Cash and cash equivalents	$31,762	$87,709
Investments	110,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $551 and $494, respectively	11,432	12,577
Prepaid expenses, prepaid income taxes and other current assets	11,090	6,918
Total current assets	164,284	157,204
Property and equipment, net	16,221	16,563
Restricted cash	3,604	1,843
Deferred tax assets	29,049	825
Other long–term assets	143	159
Total assets	$213,301	$176,594
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,476	$23,908
Accrued expenses, accrued income taxes and other current liabilities	11,290	13,588
Deferred revenue	7,577	4,305
Deferred rent	1,206	1,165
Total current liabilities	50,549	42,966
Deferred rent, net of current portion	5,206	5,648
Other non–current liabilities	1,155	955
Total liabilities	56,910	49,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 88,682,807 and 77,884,754 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	89	78
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,702,084 and 28,226,104 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	21	28
Additional paid-in capital	179,716	185,190
Accumulated deficit	(23,583)	(58,499)
Accumulated other comprehensive income	148	228
Total stockholders’ equity	156,391	127,025
Total liabilities and stockholders’ equity	$213,301	$176,594

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$110,325	$76,240	$209,026	$143,275
Cost of revenue(1)	5,959	4,322	11,528	7,647
Gross profit	104,366	71,918	197,498	135,628
Operating expenses:
Sales and marketing	80,933	55,533	152,441	104,604
Product, technology, and development	11,844	4,709	20,942	8,357
General and administrative	9,541	5,033	17,412	9,092
Depreciation and amortization	604	648	1,337	1,196
Total operating expenses	102,922	65,923	192,132	123,249
Income from operations	1,444	5,995	5,366	12,379
Other income, net	703	53	985	217
Income before income taxes	2,147	6,048	6,351	12,596
(Benefit from) provision for income taxes	(29,118)	1,702	(28,565)	4,043
Net income	$31,265	$4,346	$34,916	$8,553
Reconciliation of net income to net income attributable to common stockholders:
Net income	$31,265	$4,346	$34,916	$8,553
Net income attributable to participating securities	—	(2,563)	—	(5,045)
Net income attributable to common stockholders — basic	$31,265	$1,783	$34,916	$3,508
Net income	$31,265	$4,346	$34,916	$8,553
Net income attributable to participating securities	—	(2,468)	—	(4,853)
Net income attributable to common stockholders — diluted	$31,265	$1,878	$34,916	$3,700
Net income per share attributable to common stockholders: (Note 8)
Basic	$0.29	$0.04	$0.32	$0.08
Diluted	$0.28	$0.04	$0.31	$0.08
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	108,500,802	42,162,718	107,726,105	42,122,339
Diluted	113,081,209	46,097,163	113,215,564	46,182,359

(1)	Includes depreciation and amortization expense for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 of $616, $269, $1,120 and $391, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$31,265	$4,346	$34,916	$8,553
Other comprehensive income:
Foreign currency translation adjustment	(152)	137	(80)	157
Comprehensive income	$31,113	$4,483	$34,836	$8,710

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	34,916	34,916
Stock–based compensation expense	—	—	—	—	9,633	—	—	9,633
Issuance of common stock upon exercise of stock options	2,473,318	3	10,690	—	2,382	—	—	2,385
Issuance of common stock upon vesting of restricted stock units	1,261,495	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(471,470)	—	—	—	(17,488)	—	—	(17,488)
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Balance at June 30, 2018	88,682,807	$89	20,702,084	$21	$179,716	$148	$(23,583)	$156,391

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$34,916	$8,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,457	1,587
Unrealized currency (gain) loss on foreign denominated transactions	(19)	128
Deferred taxes	(28,224)	410
Provision for doubtful accounts	722	380
Stock-based compensation expense	9,423	150
Changes in operating assets and liabilities:
Accounts receivable	418	(2,720)
Prepaid expenses, prepaid income taxes, and other assets	(4,312)	(890)
Accounts payable	7,338	1,200
Accrued expenses, accrued income taxes, and other current liabilities	(1,991)	(784)
Deferred revenue	3,315	1,251
Deferred rent	(434)	668
Other non-current liabilities	239	157
Net cash provided by operating activities	23,848	10,090
Investing Activities
Purchases of property and equipment	(981)	(1,976)
Capitalization of website development costs	(725)	(947)
Investments in certificates of deposit	(130,000)	(30,000)
Maturities of certificates of deposit	70,000	26,774
Net cash used in investing activities	(61,706)	(6,149)
Financing Activities
Proceeds from exercise of stock options	2,385	168
Payment of initial public offering costs	(1,142)	(305)
Payment of withholding taxes on net share settlements of equity awards	(17,488)	—
Net cash used in financing activities	(16,245)	(137)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(83)	29
Net (decrease) increase in cash, cash equivalents, and restricted cash	(54,186)	3,833
Cash, cash equivalents, and restricted cash at beginning of period	89,552	31,520
Cash, cash equivalents, and restricted cash at end of period	$35,366	$35,353
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,280	$647
Cash paid for interest	$10	$12
Supplemental disclosure of non-cash investing activities:
Unpaid purchases of property and equipment	$712	$2,271
Capitalized stockholders' compensation in website development costs	$210	$—
Unpaid deferred initial public offering costs	$—	$1,549

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015. The Company operates principally in the United States and has also launched marketplaces in Canada, the United Kingdom, Germany, Italy, and Spain. The Company has wholly owned subsidiaries in the United States, Canada, Ireland, and the United Kingdom.

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

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018 and December 31, 2017, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2018, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2017 Annual Report.

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

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition and revenue reserves, contingent liabilities, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long‑lived assets, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, the determination of the fair value of stock awards issued prior to the Company’s initial public offering (“IPO”), stock‑based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company ceases to be an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, at the end of its fiscal year when it had more than $700.0 million in market value of its stock held by non‑affiliates as of the last business day of the its most recently completed second fiscal quarter (and it has been a public company for at least 12 months, and has filed one Annual Report on Form 10‑K), or it issues more than $1.0 billion of non‑convertible debt securities over a three‑year period.

Because the market value of the Company’s Class A common stock held by non-affiliates exceeded $700.0 million as of June 29, 2018, the Company will have been public for more than one year and it has filed its 2017 Annual Report, the Company will cease to be an emerging growth company as of December 31, 2018. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2018, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provides an attestation report on the effectiveness of the Company’s internal control over financial reporting.

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

For the six months ended June 30, 2018 and the year ended December 31, 2017, no individual customer accounted for more than 10% of total revenue.

As of June 30, 2018, three customers accounted for 20%, 14% and 14% of net accounts receivable, respectively. As of December 31, 2017, two customers accounted for 29% and 17% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at June 30, 2018 or December 31, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification (“ASC”) Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. The Company currently expects to adopt the standard using the modified retrospective method.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for certain public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, including emerging growth companies, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Since the Company will cease to be an emerging growth company as of December 31, 2018, the Company is required to adopt the standard during the fourth quarter of 2018.

The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is continuing to assess the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate the impact that this guidance will have on its financial statements and related disclosures throughout 2018. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract; however, the Company has yet to determine if the impact will be material. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts.

Other Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU 2018-07”).  ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update state that an entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has assessed the impact of this guidance on its consolidated financial statements and does not deem it to be material. The Company plans to adopt the guidance on January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For certain public entities, the new standard is effective for interim and annual periods beginning on or after January 1, 2019, with early adoption permitted. For all other entities, including emerging growth companies, the new standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. While the Company is still evaluating the impact this guidance may have on its consolidated financial statements, it anticipates that such guidance will materially impact its Balance Sheet.

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

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and at December 31, 2017:

	At June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$1,085	$—	$—	$1,085
Investments:
Certificates of deposit	—	110,000	—	110,000
Total	$1,085	$110,000	$—	$111,085

	At December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$60,709	$—	$—	$60,709
Investments:
Certificates of deposit	—	50,000	—	50,000
Total	$60,709	$50,000	$—	$110,709

Certificates of deposit at June 30, 2018 and December 31, 2017 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 30, 2018 or the year ended December 31, 2017.

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities one year or less from the balance sheet date are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of investments at the time of purchase, and re-evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The following is a summary of cash, cash equivalents, and investments as of June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$31,762	$—	$—	$31,762
Investments:
Certificates of deposit due in one year or less	110,000			110,000
Total cash, cash equivalents, and investments	$141,762	$—	$—	$141,762

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$87,709	$—	$—	$87,709
Investments:
Certificates of deposit due in one year or less	50,000			50,000
Total cash, cash equivalents, and investments	$137,709	$—	$—	$137,709

4. Property and Equipment, Net

Property and equipment consists of the following:

	At June 30, 2018	At December 31, 2017
Computer equipment	$3,859	$3,532
Capitalized software	220	174
Website development costs	5,813	4,895
Furniture and fixtures	4,542	4,421
Leasehold improvements	10,805	10,797
Construction in progress	68	46
	25,307	23,865
Less accumulated depreciation	(9,086)	(7,302)
Property and equipment, net	$16,221	$16,563

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 was $1,220, $917, $2,457 and $1,587, respectively.

5. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At June 30, 2018	At December 31, 2017
Accrued bonuses	4,740	$7,807
Accrued commissions	2,603	1,581
Other accrued expenses, accrued income taxes and other current liabilities	3,947	4,200
	$11,290	$13,588

6. Commitments and Contingencies

Operating Leases

The Company’s lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; and Dublin, Ireland, with various lease terms through 2033. The terms of the Company’s Massachusetts lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on a straight-line basis over the lease period. The Company does not have any debt or material capital lease obligations as of June 30, 2018 and all of the Company’s property, equipment, and software have been purchased with cash with the exception of $712 of unpaid property and equipment costs as of June 30, 2018. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

As of June 30, 2018, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the 2017 Annual Report, other than as discussed below.

On June 19, 2018, the Company entered into an additional operating lease in Cambridge, Massachusetts, comprised of 48,393 square feet of office space and with a non-cancellable lease term through 2033. Under the terms of the lease, the Company will pay an annual fixed rent of $68.00 per rentable square foot, resulting in an aggregate annual fixed rent of $3,291, subject to an annual increase through the term of the lease.

At June 30, 2018 and December 31, 2017, restricted cash was $3,604 and $1,843, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for three letters of credit related to the contractual provisions for the Company’s building lease security deposits. As of June 30, 2018 and December 31, 2017, the restricted cash is classified as a long‑term asset.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that are consistent with industry practice with respect to licensing, infringement, indemnification, and other standard provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at June 30, 2018 and December 31, 2017, the Company has not incurred any costs for guarantees or indemnities.

7. Stock-based Compensation

For the three months ended June 30, 2018 and 2017, total stock-based compensation expense was $5,605 and $74, respectively. For the six months ended June 30, 2018 and 2017, total stock-based compensation expense was $9,423 and $150, respectively. The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	$64	$74	$129	$150
RSUs	5,541	—	9,294	—
Total stock-based compensation expense	$5,605	$74	$9,423	$150

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$92	$5	$181	$10
Sales and marketing expense	1,536	35	2,546	73
Product, technology, and development expense	2,658	23	4,319	48
General and administrative expense	1,319	11	2,377	19
Total	$5,605	$74	$9,423	$150

Excluded from stock-based compensation expense is $210 of capitalized website development costs in the six months ended June 30, 2018. Stock-based compensation expenses related to capitalized website development costs were immaterial for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2017.

During the three months ended June 30, 2018, the Company withheld 471,470 shares of Class A common stock to satisfy employee tax withholding requirements due to net share settlement. The shares withheld remain in the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments of $17,488 for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

8. Earnings Per Share

Net income per share for the three and six months ended June 30, 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

Net income per share for the three and six months ended June 30, 2017 is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). As of June 30, 2017, the Company had convertible preferred stock outstanding. The Company considered the convertible preferred stock to be participating securities because they included rights to participate in dividends with the common stock. On October 16, 2017, in connection with the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. As a result, there were no shares of preferred stock outstanding at the closing of the IPO and the Company has not issued any new shares of preferred stock since such closing.

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

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time or automatically upon certain events described in the Company’s amended and restated certificate of incorporation, including on either the death or voluntary termination of the Company’s Chief Executive Officer. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net income per share. As a result, basic and diluted net income per share of Class A common stock and per share of Class B common stock are equivalent.

During the six months ended June 30, 2018, holders of Class B common stock elected to convert 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and six months ended June 30, 2018 and 2017 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of RSUs. Potential dilutive securities for the three and six months ended June 30, 2017 also included shares of common stock issuable upon the conversion of the outstanding preferred stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and six months ended June 30, 2018, dilutive net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. For the three and six months ended June 30, 2017, the two‑class method was used in the computation of diluted net income per share, which was equally as dilutive as the if-converted method.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$31,265	$4,346	$34,916	$8,553
Net income attributable to participating securities	—	(2,563)	—	(5,045)
Net income attributable to common stockholders — basic	$31,265	$1,783	$34,916	$3,508
Net income	$31,265	$4,346	$34,916	$8,553
Net income attributable to participating securities	—	(2,468)	—	(4,853)
Net income attributable to common stockholders — diluted	$31,265	$1,878	$34,916	$3,700
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	108,500,802	42,162,718	107,726,105	42,122,339
Dilutive effect of share equivalents resulting from stock options	3,159,031	3,934,445	3,965,593	4,060,020
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,421,376	—	1,523,866	—
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,081,209	46,097,163	113,215,564	46,182,359
Net income per share attributable to common stockholders:
Basic	$0.29	$0.04	$0.32	$0.08
Diluted	$0.28	$0.04	$0.31	$0.08

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2018 and 2017, as their effect would have been anti-dilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options outstanding	—	1,202,070	—	1,224,477
Restricted stock units outstanding	160,900	2,765,910	80,450	2,369,802
Convertible preferred stock	—	—	—	—

9.  Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  The Company is still examining certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The Company recorded a provisional amount of $187 of tax expense during the year ended December 31, 2017.  The Company recorded an additional $205 of tax expense during the six months ended June 30, 2018 pertaining to a change in the estimated impact of the re-measurement of the Company’s U.S. net deferred tax assets.

During the six months ended June 30, 2018, the Company recorded an income tax benefit of $28,565, representing an effective tax rate of (449.8)%. The effective tax rate for the six months ended June 30, 2018 was lower than the statutory tax rate of 21% principally due to the excess stock deductions from the taxable compensation of stock-based awards and estimated federal and state research and development tax credits, partially offset by state and local income taxes.

During the six months ended June 30, 2017, the Company recorded income tax expense of $4,043, representing an effective tax rate of 32.1%. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory tax rate of 35% principally due to federal and state research and development tax credits and excess stock deductions from the taxable compensation of stock-based awards, partially offset by state and local income taxes.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment revenue:
United States	$106,397	$74,142	$201,564	$139,560
International	3,928	2,098	7,462	3,715
Total revenue	$110,325	$76,240	$209,026	$143,275

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment income (loss) from operations:
United States	$9,659	$12,152	$21,244	$24,280
International	(8,215)	(6,157)	(15,878)	(11,901)
Total income from operations	$1,444	$5,995	$5,366	$12,379

As of June 30, 2018 and December 31, 2017, property and equipment held outside the United States was not material.

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

Company Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we provide information and analysis that create a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third‑party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” In addition to the United States, we operate online marketplaces in Canada, the United Kingdom, Germany, Italy, and Spain.

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. Our revenue for the three months ended June 30, 2018 was $110.3 million, a 45% increase from $76.2 million of revenue in the three months ended June 30, 2017. Our revenue for the six months ended June 30, 2018 was $209.0 million, a 46% increase from $143.3 million of revenue in the six months ended June 30, 2017.

For the three months ended June 30, 2018, we generated net income of $31.3 million and our Adjusted EBITDA was $8.3 million, compared to net income of $4.3 million and Adjusted EBITDA of $7.0 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, we generated net income of $34.9 million and our Adjusted EBITDA was $17.2 million, compared to net income of $8.6 million and Adjusted EBITDA of $14.1 million for the six months ended June 30, 2017. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

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

	Three Months Ended June 30,
Average Monthly Unique Users	2018	2017
	(in thousands)
United States	36,046	23,099
International	3,484	2,259
Total	39,530	25,358

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

	Three Months Ended June 30,
Average Monthly Sessions	2018	2017
	(in thousands)
United States	93,324	61,326
International	7,978	4,972
Total	101,302	66,298

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

	At June 30,
Number of Paying Dealers	2018	2017
United States	26,871	23,347
International	3,098	1,694
Total	29,969	25,041

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

	At June 30,
Average Annual Revenue per Subscribing Dealer (AARSD)	2018	2017
United States	$13,130	$11,048
International	$5,037	$4,944
Consolidated	$12,425	$10,759

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other (income), net, the (benefit from) provision for income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest, which reduce cash available to us;
•	Adjusted EBITDA does not reflect income tax payments or tax benefits that reduce cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA:	(in thousands)
Net income	$31,265	$4,346	$34,916	$8,553
Depreciation and amortization	1,220	917	2,457	1,587
Stock-based compensation expense	5,605	74	9,423	150
Other (income), net	(703)	(53)	(985)	(217)
(Benefit from) provision for income taxes	(29,118)	1,702	(28,565)	4,043
Adjusted EBITDA	$8,269	$6,986	$17,246	$14,116

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

(Benefit from) Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a benefit from income taxes for the three months ended June 30, 2018 compared to a tax provision for the three months ended June 30, 2017. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at June 30, 2018 or December 31, 2017.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue:
Marketplace subscription	$97,749	$67,780	$187,035	$127,952
Advertising and other	12,576	8,460	21,991	15,323
Total revenue	110,325	76,240	209,026	143,275
Cost of revenue	5,959	4,322	11,528	7,647
Gross profit	104,366	71,918	197,498	135,628
Operating expenses:
Sales and marketing	80,933	55,533	152,441	104,604
Product, technology, and development	11,844	4,709	20,942	8,357
General and administrative	9,541	5,033	17,412	9,092
Depreciation and amortization	604	648	1,337	1,196
Total operating expenses	102,922	65,923	192,132	123,249
Income from operations	1,444	5,995	5,366	12,379
Other income, net	703	53	985	217
Income before income taxes	2,147	6,048	6,351	12,596
(Benefit from) provision for income taxes	(29,118)	1,702	(28,565)	4,043
Net income	$31,265	$4,346	$34,916	$8,553

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$106,397	$74,142	$201,564	$139,560
International	3,928	2,098	7,462	3,715
Total	$110,325	$76,240	$209,026	$143,275
Income (Loss) from Operations
United States	$9,659	$12,152	$21,244	$24,280
International	(8,215)	(6,157)	(15,878)	(11,901)
Total	$1,444	$5,995	$5,366	$12,379

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Marketplace subscription	89%	89%	89%	89%
Advertising and other	11	11	11	11
Total revenue	100%	100%	100%	100%
Cost of revenue	5	6	6	5
Gross profit	95	94	94	95
Operating expenses:
Sales and marketing	73	72	72	73
Product, technology, and development	11	6	10	6
General and administrative	9	7	8	6
Depreciation and amortization	1	1	1	1
Total operating expenses	94	86	91	86
Income from operations	1	8	3	9
Other income, net	1	—	—	—
Income before income taxes	2	8	3	9
(Benefit from) provision for income taxes	(26)	2	(14)	3
Net income	28%	6%	17%	6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Additional Financial Data:
Revenue
United States	96%	97%	96%	97%
International	4	3	4	3
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	8%	16%	10%	17%
International	(7)	(8)	(7)	(8)
Total	1%	8%	3%	9%

For the three months ended June 30, 2018 and 2017

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$97,749	$67,780	$29,969	44%
Advertising and other	12,576	8,460	4,116	49
Total	$110,325	$76,240	$34,085	45%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $34.1 million, or 45%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Marketplace subscription revenue increased by 44%, while advertising and other revenue grew by 49%.

Marketplace subscription revenue increased by $30.0 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and represented 89% of total revenue for both the three months ended June 30, 2018 and 2017. This increase in marketplace subscription revenue was attributable primarily to a 20% growth in the number of United States and International paying dealers, to 29,969 as of June 30, 2018 from 25,041 as of June 30, 2017, and to a 15% growth in our consolidated AARSD to $12,425 as of June 30, 2018 from $10,759 as of June 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our websites and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $4.1 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and represented 11% of total revenue for both the three months ended June 30, 2018 and 2017. The increase in advertising and other revenue was due primarily to a 55% increase in the number of impressions delivered, which was partially offset by a 5% decrease in the average price per thousand impressions, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue by Segment

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
United States	$106,397	$74,142	$32,255	44%
International	3,928	2,098	1,830	87
Total	$110,325	$76,240	$34,085	45%
Percentage of total revenue:
United States	96%	97%
International	4	3
Total	100%	100%

United States revenue increased $32.3 million, or 44%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to a 15% increase in the number of United States paying dealers and a 19% increase in AARSD for United States dealers.

International revenue increased $1.8 million, or 87%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to an 83% increase in the number of International paying dealers. International paying dealers grew to 3,098 at June 30, 2018 from 1,694 at June 30, 2017.

Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$5,959	$4,322	$1,637	38%
Percentage of total revenue	5%	6%

Cost of revenue increased $1.6 million, or 38%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due primarily to a $0.7 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.5 million increase in fees related to provisioning advertising campaigns on our websites, and a $0.3 million increase for data center and hosting costs.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$80,933	$55,533	$25,400	46%
Percentage of total revenue	73%	72%

Sales and marketing expenses increased $25.4 million, or 46%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  This increase was due primarily to an increase in advertising costs of $17.3 million, a $5.1 million increase in salaries and employee-related costs resulting from our 13% increase in headcount attributable to sales and marketing personnel and payroll taxes of $1.1 million driven by the employer portion of FICA taxes on the exercise of stock awards and vesting of RSUs, a $0.8 million increase in expenses related to marketing events and activities, and a $0.2 million increase in software subscriptions. This increase for the three months ended June 30, 2018 was also due in part to a $1.5 million increase in stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended June 30, 2017 as the RSUs were subject to a performance condition that was satisfied upon the effectiveness of the registration statement for our IPO.

Product, Technology, and Development Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product, technology, and development	$11,844	$4,709	$7,135	152%
Percentage of total revenue	11%	6%

Product, technology, and development expenses increased $7.1 million, or 152%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due primarily to a $3.8 million increase in salaries and employee-related costs attributable to a 50% increase in headcount attributable to product, technology, and development personnel to support our growth and product innovations, and a $0.2 million increase in software subscriptions. This increase for the three months ended June 30, 2018 was also due in part to a $2.6 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended June 30, 2017.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$9,541	$5,033	$4,508	90%
Percentage of total revenue	9%	7%

General and administrative expenses increased $4.5 million, or 90%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The change primarily reflected an increase of $1.4 million of salaries and employee-related costs as a result of our 43% increase in headcount attributable to general and administrative personnel as we continued to grow our business and required additional personnel to support our expanded operations and increased financial compliance requirements as a publicly traded company, a $0.8 million increase in insurance, legal, consulting and external reporting fees driven by costs incurred to comply with public company requirements, a $0.5 million increase in payment processing and billing costs due to increased customer transactions with higher billings due to revenue growth, and a $0.3 million increase in non-income taxes. This increase for the three months ended June 30, 2018 was also due in part to a $1.3 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended June 30, 2017.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$604	$648	$(44)	(7)%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses remained relatively consistent as a percentage of total revenue in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other Income, Net

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$703	$53	$650	NM
Percentage of total revenue	1%	—

Other income, net increased $0.7 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations and the funds raised in our IPO.

NM — Not Meaningful

(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(29,118)	$1,702	$(30,820)	NM
Percentage of total revenue	(26)%	2%

NM — Not Meaningful

The benefit recorded during the three months ended June 30, 2018, as compared to the provision recorded during the three months ended June 30, 2017, was principally due to $28.8 million in stock-based compensation windfall benefits recorded during three months ended June 30, 2018 as well as an increase in federal and state research and development tax credits and a lower federal statutory tax rate due to The Tax Cuts and Jobs Act, or the TCJA, as compared to the three months ended June 30, 2017.

Income (Loss) from Operations by Segment

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
United States	$9,659	$12,152	$(2,493)	(21)%
International	(8,215)	(6,157)	(2,058)	(33)
Total	$1,444	$5,995	$(4,551)	(76)%
Percentage of segment revenue:
United States	9%	16%
International	NM	NM

NM — Not Meaningful

United States income from operations decreased $2.5 million, or 21%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was due to increases in cost of revenue of $1.7 million and operating expenses of $33.1 million, offset in part by the increase in revenue of $32.3 million. The primary driver of the margin decrease in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was United States stock-based compensation expense, which increased to $5.2 million in the three months ended June 30, 2018 compared to $0.1 million in the three months ended June 30, 2017, related to RSUs.

International loss from operations increased $2.1 million, or 33%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

For the six months ended June 30, 2018 and 2017

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$187,035	$127,952	$59,083	46%
Advertising and other	21,991	15,323	6,668	44
Total	$209,026	$143,275	$65,751	46%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $65.8 million, or 46%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Marketplace subscription revenue increased by 46%, while advertising and other revenue grew by 44%.

Marketplace subscription revenue increased by $59.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and represented 89% of total revenue for both the six months ended June 30, 2018 and 2017. This increase in marketplace subscription revenue was attributable primarily to a 20% growth in the number of United States and International paying dealers, to 29,969 as of June 30, 2018 from 25,041 as of June 30, 2017, and to a 15% growth in our consolidated AARSD to $12,425 as of June 30, 2018 from $10,759 as of June 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our websites and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $6.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and represented 11% of total revenue for both the six months ended June 30, 2018 and 2017. The increase in advertising and other revenue was due primarily to a 53% increase in the number of impressions delivered, which was partially offset by a 6% decrease in the average price per thousand impressions, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue by Segment

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
United States	$201,564	$139,560	$62,004	44%
International	7,462	3,715	3,747	101
Total	$209,026	$143,275	$65,751	46%
Percentage of total revenue:
United States	96%	97%
International	4	3
Total	100%	100%

United States revenue increased $62.0 million, or 44%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to a 15% increase in the number of United States paying dealers and a 19% increase in AARSD for United States dealers.

International revenue increased $3.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to an increase in the number of International paying dealers. International paying dealers grew to 3,098 at June 30, 2018 from 1,694 at June 30, 2017.

Cost of Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$11,528	$7,647	$3,881	51%
Percentage of total revenue	6%	5%

Cost of revenue increased $3.9 million, or 51%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was due primarily to a $1.5 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $1.0 million increase in fees related to provisioning advertising campaigns on our websites, a $0.6 million increase for data center and hosting costs, a $0.5 million increase in amortization of website development costs and a $0.3 million increase in employee-related costs for our customer support team to support the growth in customers.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$152,441	$104,604	$47,837	46%
Percentage of total revenue	72%	73%

Sales and marketing expenses increased $47.8 million, or 46%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  This increase was due primarily to an increase in advertising costs of $34.6 million, an $8.3 million increase in salaries and employee-related costs resulting from our 13% increase in headcount attributable to sales and marketing personnel and payroll taxes of $1.5 million driven by the employer portion of FICA taxes on the exercise of stock awards and vesting of RSUs, a $1.3 million increase in expenses related to marketing events and activities, and a $0.4 million increase in software subscriptions. This increase for the six months ended June 30, 2018 was also due in part to a $2.5 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the six months ended June 30, 2017 as the RSUs were subject to a performance condition that was satisfied upon the effectiveness of the registration statement for our IPO.

Product, Technology, and Development Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product, technology, and development	$20,942	$8,357	$12,585	151%
Percentage of total revenue	10%	6%

Product, technology, and development expenses increased $12.6 million, or 151%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was due primarily to a $6.9 million increase in salaries and employee-related costs attributable to a 50% increase in headcount attributable to product, technology, and development personnel to support our growth and product innovations, a $0.3 million increase in software subscriptions and a $0.2 million increase in rent. This increase for the six months ended June 30, 2018 was also due in part to a $4.3 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the six months ended June 30, 2017.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$17,412	$9,092	$8,320	92%
Percentage of total revenue	8%	6%

General and administrative expenses increased $8.3 million, or 92%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change primarily reflected an increase of $2.5 million of salaries and employee-related costs as a result of our 43% increase in headcount attributable to general and administrative personnel as we continued to grow our business and required additional personnel to support our expanded operations and increased financial compliance requirements as a publicly traded company, a $1.5 million increase in insurance, legal, consulting and external reporting fees driven by costs incurred to comply with public company requirements, a $0.9 million increase in payment processing and billing costs due to increased customer transactions with higher billings due to revenue growth, and a $0.6 million increase in non-income taxes. This increase for the six months ended June 30, 2018 was also due in part to a $2.4 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the six months ended June 30, 2017.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,337	$1,196	$141	12%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.1 million, or 12%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to an increased number of assets placed into service.

Other Income, Net

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net	$985	$217	$768	354%
Percentage of total revenue	—	—

Other income, net increased $0.8 million, or 354%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations and the funds raised in our IPO.

(Benefit from) Provision for Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(28,565)	$4,043	$(32,608)	NM
Percentage of total revenue	(14)%	3%

NM — Not Meaningful

The benefit recorded during the six months ended June 30, 2018, as compared to the provision recorded during the six months ended June 30, 2017, was principally due to $28.9 million in stock-based compensation windfall benefits recorded during the six months ended June 30, 2018, as well as an increase in federal and state research and development tax credits and a lower federal statutory tax rate due to the TCJA as compared to the six months ended June 30, 2017.

Income (Loss) from Operations by Segment

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
United States	$21,244	$24,280	$(3,036)	(13)%
International	(15,878)	(11,901)	(3,977)	(33)
Total	$5,366	$12,379	$(7,013)	(57)%
Percentage of segment revenue:
United States	11%	17%
International	NM	NM

NM — Not Meaningful

United States income from operations decreased $3.0 million, or 13%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was due to increases in cost of revenue of $3.8 million and operating expenses of $61.2 million, offset in part by the increase in revenue of $62.0 million.

International loss from operations increased $4.0 million, or 33%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At June 30, 2018 and December 31, 2017, our principal sources of liquidity were cash and cash equivalents of $31.8 million and $87.7 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $110.0 million and $50.0 million at June 30, 2018 and December 31, 2017, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$23,848	$10,090
Net cash used in investing activities	(61,706)	(6,149)
Net cash used in financing activities	(16,245)	(137)
Impact of foreign currency on cash	(83)	29
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(54,186)	$3,833

Our operations have been financed primarily from operating activities, sales of preferred stock and our IPO. We generated cash from operating activities of $23.8 million during the six months ended June 30, 2018, and $10.1 million during the six months ended June 30, 2017, and we expect to generate cash from operations for the foreseeable future.

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

Operating Activities

Cash provided by operating activities during the first six months of 2018 was $23.8 million, due primarily to net income of $34.9 million, $9.4 million of stock-based compensation expense and an increase in accounts payable of $7.3 million, offset by a benefit of $28.2 million for income taxes.

Cash provided by operating activities during the first six months of 2017 was $10.1 million, due primarily to net income of $8.6 million, a $2.1 million increase in accrued income taxes, $1.6 million of depreciation and amortization, and a $1.2 million increase in accounts payable. These increases were partially offset by a $2.9 million decrease in accrued expenses and a $2.7 million increase in accounts receivable.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment, capitalized website development costs, and short-term investments.

Cash used in investing activities of $61.7 million during the first six months of 2018 was due to $130.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $70.0 million, $1.0 million related to investments in furniture, computer equipment, and leasehold improvements and $0.7 million of the capitalization of website development costs.

Cash used in investing activities of $6.1 million during the first six months of 2017 was due to $30.0 million of investments in certificates of deposit, net of maturities of $26.8 million, $2.0 million of investments in furniture, computer equipment, and leasehold improvements, and $0.9 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $16.2 million during the first six months of 2018 was due to payment of withholding taxes on net share settlements of equity awards of $17.5 million, payment of IPO costs of $1.1 million, offset in part by $2.4 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $0.1 million during the first six months of 2017 primarily reflects $0.3 million of IPO costs, partially offset by $0.2 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our 2017 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Our lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; and Dublin, Ireland, with various lease terms through 2033.  The terms of our Massachusetts lease agreements provide for rental payments that increase on an annual basis.  We recognize rent expense on a straight‑line basis over the lease period. We do not have any debt or material capital lease obligations as of June 30, 2018 and all of our property, equipment, and software have been purchased with cash, with the exception of $712 of unpaid property and equipment costs at June 30, 2018. We have no material long‑term purchase obligations outstanding with any vendors or third parties.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we cease to be an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, as of the end of our fiscal year if we have more than $700.0 million in market value of our stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter (and we have been a public company for at least 12 months, and have filed one Annual Report on Form 10-K), or if we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Because the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of June 29, 2018 (and we will have been a public company for at least 12 months and have filed our 2017 Annual Report), we will cease to be an emerging growth company as of December 31, 2018. As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

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

Interest Rate Risk

We did not have any long-term borrowings at June 30, 2018 or at December 31, 2017.

We had cash, cash equivalents, and investments of $141.8 million and $137.7 million at June 30, 2018 and December 31, 2017, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to twelve months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2018 and December 31, 2017, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

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

While we have historically focused our marketing efforts on internet and mobile channels, we have begun brand-focused campaigns using television, radio, social media and online video and these efforts may not be successful.

As a consumer brand, it is important for us to increase the visibility of our brand with potential users of our marketplace.  While we have historically focused our marketing efforts on internet and mobile channels, we have begun to advertise through television, radio, social media, online video, and other channels we have not used previously, with the goal of driving greater brand recognition, trust, and loyalty from a broader consumer audience.  If our brand-focused campaigns are not successful and we are unable to recover our marketing costs through increases in user traffic and increased subscription and advertising revenue, or if we discontinue our brand marketing campaigns, it could have a material adverse effect on our business and financial results.

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate will continue to decline in the future.

Our revenue increased to $209.0 million for the six months ended June 30, 2018 from $143.3 million for the six months ended June 30, 2017, representing a 46% increase between such periods.  In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

In addition, our business may be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, changes to trade policies, and other macroeconomic issues.  For example, the United Kingdom’s referendum to exit the European Union, or the EU, commonly referred to as “Brexit”, could adversely affect European and global economic or market conditions, contribute to instability in global financial markets, and cause disruptions to and create uncertainty surrounding our business and operations in the United Kingdom. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties.  We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection, to the extent possible.  However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted.  Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business.   The General Data Protection Regulation in the EU, which went into effect on May 25, 2018, has required, and may further require, us to change our policies and procedures and, if we are not in compliance, may seriously harm our business.   Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could have an adverse effect on our business.  Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put consumer or dealer information at risk and could in turn expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

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

Now that we are a public company, we are incurring significant legal, accounting, and other expenses that we did not incur as a private company and these expenses are increasing as we will cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as of December 31, 2018.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel expect to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly.  In particular, beginning with the year ending December 31, 2018, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404.  As an emerging growth company, we have elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404.  However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company as of December 31, 2018 and, therefore our independent registered public accounting firm will be required to undertake an assessment of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2018, and the cost of our compliance with Section 404 will correspondingly increase.  Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our stated operating results and harm our reputation.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.  Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. While we are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, as a newly public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are required to make only an annual assessment of our internal control over financial reporting pursuant to Section 404 for the fiscal year ending December 31, 2018, which is the first year immediately following our first annual report filed with the SEC.

As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until after we are no longer an emerging growth company.  As a result of our market capitalization as of June 29, 2018 (and because we will have been a public company for at least 12 months and we have filed our 2017 Annual Report with the SEC), we will cease to be an emerging growth company as of December 31, 2018. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will therefore be subject to the portions of Section 404 requiring our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Additionally, when evaluating our internal control over financial reporting, we or our independent registered public accounting firm may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated.

If we identify any material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to conclude that we have effective internal control over financial reporting once we are no longer an emerging growth company, our operating results may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until we become a large accelerated filer as of December 31, 2018. For as long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from some disclosure requirements that are applicable to other public companies that are not emerging growth companies.  These exemptions include:

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

As of December 31, 2018, we will no longer be an “emerging growth company” and, as a result, we have begun incurring significant additional legal and financial compliance costs by having to comply with increased disclosure and governance requirements.

As of December 31, 2018, as a result of our market capitalization as of June 29, 2018 (and our having been public for at least 12 months and our having filed our 2017 Annual Report with the SEC), we will be a large accelerated filer and we will cease to be an emerging growth company. Therefore, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•	the provisions of Section 404 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and
•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our Chief Executive Officer.

We have already begun incurring significant additional legal and financial compliance costs in connection with our forthcoming loss of emerging growth company status. We expect that our compliance with these additional requirements, including the provisions of Section 404, will continue to substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1#	CarGurus, Inc. Annual Incentive Plan.	8-K/A	001-38233	April 6, 2018	10.1
10.2	Lease Agreement, dated as of June 19, 2018, by and between US Parcel A, LLC and CarGurus, Inc.	8-K	001-38233	June 20, 2018	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

CarGurus, Inc.

Date: August 7, 2018	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)