Form 10-Q
period 2018-09-30
CarGurus, Inc.
filed 2018-11-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 89,375,963 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

ii

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “likely,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At September 30, 2018	At December 31, 2017
Assets
Current assets
Cash and cash equivalents	$77,642	$87,709
Investments	70,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $520 and $494, respectively	12,565	12,577
Prepaid expenses and prepaid income taxes	8,227	5,313
Other current assets	7,201	1,605
Total current assets	175,635	157,204
Property and equipment, net	17,632	16,563
Restricted cash	3,656	1,843
Deferred tax assets	36,985	825
Other long–term assets	136	159
Total assets	$234,044	$176,594
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,046	$23,908
Accrued expenses, accrued income taxes and other current liabilities	12,372	13,588
Deferred revenue	7,685	4,305
Deferred rent	1,326	1,165
Total current liabilities	55,429	42,966
Deferred rent, net of current portion	6,943	5,648
Other non–current liabilities	1,244	955
Total liabilities	63,616	49,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 89,261,069 and 77,884,754 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	89	78
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,702,084 and 28,226,104 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21	28
Additional paid-in capital	181,630	185,190
Accumulated deficit	(11,448)	(58,499)
Accumulated other comprehensive income	136	228
Total stockholders’ equity	170,428	127,025
Total liabilities and stockholders’ equity	$234,044	$176,594

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$119,042	$82,989	$328,068	$226,264
Cost of revenue(1)	6,412	4,720	17,940	12,367
Gross profit	112,630	78,269	310,128	213,897
Operating expenses:
Sales and marketing	84,867	63,891	237,308	168,495
Product, technology, and development	12,771	5,796	33,713	14,153
General and administrative	10,630	5,006	28,042	14,098
Depreciation and amortization	727	713	2,064	1,909
Total operating expenses	108,995	75,406	301,127	198,655
Income from operations	3,635	2,863	9,001	15,242
Other income, net:
Interest income	639	211	1,571	566
Other (expense) income	(38)	(105)	15	(243)
Total other income, net	601	106	1,586	323
Income before income taxes	4,236	2,969	10,587	15,565
(Benefit from) provision for income taxes	(7,899)	590	(36,464)	4,633
Net income	$12,135	$2,379	$47,051	$10,932
Reconciliation of net income to net income attributable to common stockholders:
Net income	$12,135	$2,379	$47,051	$10,932
Net income attributable to participating securities	—	(1,401)	—	(6,446)
Net income attributable to common stockholders — basic	$12,135	$978	$47,051	$4,486
Net income	$12,135	$2,379	$47,051	$10,932
Net income attributable to participating securities	—	(1,345)	—	(6,198)
Net income attributable to common stockholders — diluted	$12,135	$1,034	$47,051	$4,734
Net income per share attributable to common stockholders: (Note 8)
Basic	$0.11	$0.02	$0.43	$0.11
Diluted	$0.11	$0.02	$0.42	$0.10
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	109,628,692	42,262,035	108,367,270	42,168,904
Diluted	113,601,415	46,567,173	113,351,150	46,310,630

(1)

Includes depreciation and amortization expense for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 of $581, $370, $1,701 and $761, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,135	$2,379	$47,051	$10,932
Other comprehensive income:
Foreign currency translation adjustment	(12)	72	(92)	229
Comprehensive income	$12,123	$2,451	$46,959	$11,161

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	47,051	47,051
Stock–based compensation expense	—	—	—	—	15,250	—	—	15,250
Issuance of common stock upon exercise of stock options	2,885,049	3	10,690	—	3,058	—	—	3,061
Issuance of common stock upon vesting of restricted stock units	1,521,959	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(565,403)	—	—	—	(21,867)	—	—	(21,867)
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(92)	—	(92)
Balance at September 30, 2018	89,261,069	$89	20,702,084	$21	$181,630	$136	$(11,448)	$170,428

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$47,051	$10,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,765	2,670
Unrealized currency (gain) loss on foreign denominated transactions	(56)	96
Deferred taxes	(36,162)	(663)
Provision for doubtful accounts	1,246	544
Stock-based compensation expense	14,951	224
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	(4,013)
Prepaid expenses, prepaid income taxes, and other assets	(8,648)	1,143
Accounts payable	11,462	6,409
Accrued expenses, accrued income taxes, and other current liabilities	(2,964)	(585)
Deferred revenue	3,381	1,265
Deferred rent	1,466	262
Other non-current liabilities	347	258
Net cash provided by operating activities	34,599	18,542
Investing Activities
Purchases of property and equipment	(1,873)	(4,247)
Capitalization of website development costs	(978)	(1,487)
Investments in certificates of deposit	(130,000)	(50,000)
Maturities of certificates of deposit	110,000	34,774
Net cash used in investing activities	(22,851)	(20,960)
Financing Activities
Proceeds from exercise of stock options	3,061	288
Payment of initial public offering costs	(1,142)	(2,128)
Payment of withholding taxes on net share settlements of equity awards	(21,867)	—
Net cash used in financing activities	(19,948)	(1,840)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(54)	157
Net decrease in cash, cash equivalents, and restricted cash	(8,254)	(4,101)
Cash, cash equivalents, and restricted cash at beginning of period	89,552	31,520
Cash, cash equivalents, and restricted cash at end of period	$81,298	$27,419
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,320	$4,220
Cash paid for interest	$15	$17
Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$2,201	$739
Capitalized stock-based compensation expense in website development costs	$299	$—
Unpaid deferred initial public offering costs	$—	$2,014

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

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and December 31, 2017, results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, changes in stockholders’ equity as of September 30, 2018, and cash flows for the nine months ended September 30, 2018 and 2017. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

In the results of operations for the three and nine months ended September 30, 2018 and 2017, the Company has separately presented interest income from other income, net due to the increase in amount during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017.

In the Company’s financial position as of September 30, 2018 and December 31, 2017, the Company has separately presented other current assets from prepaid expenses and prepaid income taxes due to the increase in the balance at September 30, 2018 as compared to December 31, 2017.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2018, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2017 Annual Report.

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

Because the market value of the Company’s Class A common stock held by non-affiliates exceeded $700.0 million as of June 29, 2018, the Company will have been public for more than one year as of December 31, 2018 and it has filed its 2017 Annual Report, the Company will cease to be an emerging growth company as of December 31, 2018. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2018, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of the Company’s internal control over financial reporting.

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, no individual customer accounted for more than 10% of total revenue.

As of September 30, 2018, three customers accounted for 19%, 16% and 13% of net accounts receivable, respectively. As of December 31, 2017, two customers accounted for 29% and 17% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at September 30, 2018 or December 31, 2017.

Included in net accounts receivable at September 30, 2018 and December 31, 2017, is $4,428 and $1,845 of unbilled accounts receivables related to advertising customers billed within a quarter subsequent to services rendered.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification (“ASC”) Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. The Company will adopt the standard using the modified retrospective method.

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

The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is continuing to assess the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate the impact that this guidance will have on its financial statements and related disclosures throughout 2018 and prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2018. While the Company is still evaluating the impact that this guidance will have on its financial statements and related disclosures, the Company’s preliminary assessment is that there will be an impact relating to the accounting for costs to acquire a contract; however, the Company has yet to determine if the impact will be material. Under the standard, the Company will be required to capitalize certain costs, primarily commission expense to sales representatives, on its consolidated balance sheet and amortize such costs over the period of performance for the underlying customer contracts.

Lease Accounting

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  While the Company is still evaluating the impact this guidance may have on its consolidated financial statements, it anticipates adopting this pronouncement in conjunction with ASU 2016-02 on January 1, 2019.

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

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and at December 31, 2017:

	At September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$52,118	$—	$—	$52,118
Investments:
Certificates of deposit	—	70,000	—	70,000
Total	$52,118	$70,000	$—	$122,118

	At December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$60,709	$—	$—	$60,709
Investments:
Certificates of deposit	—	50,000	—	50,000
Total	$60,709	$50,000	$—	$110,709

Certificates of deposit at September 30, 2018 and December 31, 2017 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

The following is a summary of cash, cash equivalents, and investments as of September 30, 2018 and December 31, 2017.

	At September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$77,642	$—	$—	$77,642
Investments:
Certificates of deposit due in one year or less	70,000	—	—	70,000
Total cash, cash equivalents, and investments	$147,642	$—	$—	$147,642

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$87,709	$—	$—	$87,709
Investments:
Certificates of deposit due in one year or less	50,000	—	—	50,000
Total cash, cash equivalents, and investments	$137,709	$—	$—	$137,709

4. Property and Equipment, Net

Property and equipment consists of the following:

	At September 30, 2018	At December 31, 2017
Computer equipment	$4,004	$3,532
Capitalized software	220	174
Website development costs	6,172	4,895
Furniture and fixtures	4,546	4,421
Leasehold improvements	10,809	10,797
Construction in progress	2,237	46
	27,988	23,865
Less accumulated depreciation	(10,356)	(7,302)
Property and equipment, net	$17,632	$16,563

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 was $1,308, $1,083, $3,765 and $2,670, respectively.

5. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At September 30, 2018	At December 31, 2017
Accrued bonuses	$5,380	$7,807
Other accrued expenses, accrued income taxes and other current liabilities	6,992	5,781
	$12,372	$13,588

6. Commitments and Contingencies

Operating Leases

The Company’s lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; and Dublin, Ireland, with various lease terms through 2033. The terms of the Company’s Massachusetts lease agreements provide for rental payments that increase on an annual basis. The Company recognizes rent expense on a straight-line basis over the lease period. The Company does not have any debt or material capital lease obligations as of September 30, 2018 and all of the Company’s property, equipment, and software have been purchased with cash with the exception of $2,201 of unpaid property and equipment costs as of September 30, 2018. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

As of September 30, 2018, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the 2017 Annual Report, other than as discussed below.

On June 19, 2018, the Company entered into an additional operating lease in Cambridge, Massachusetts for the lease of 48,393 square feet of office space with a non-cancellable lease term through 2033. Under the terms of the lease, the Company will pay an annual fixed rent of $68.00 per rentable square foot, resulting in an aggregate annual fixed rent of $3,291 beginning August 21, 2018, subject to an annual increase through the term of the lease.

At September 30, 2018 and December 31, 2017, restricted cash was $3,656 and $1,843, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for three letters of credit related to the contractual provisions for the Company’s building lease security deposits. At September 30, 2018 and December 31, 2017, the restricted cash is classified as a long‑term asset.

Legal Matters

The Company, from time to time, is party to litigation arising in the ordinary course of business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company based on the status of proceedings at this time.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that are consistent with industry practice with respect to licensing, infringement, indemnification, and other standard provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at September 30, 2018 and December 31, 2017, the Company has not incurred any costs for guarantees or indemnities.

7. Stock-based Compensation

For the three months ended September 30, 2018 and 2017, total stock-based compensation expense was $5,528 and $74, respectively. For the nine months ended September 30, 2018 and 2017, total stock-based compensation expense was $14,951 and $224, respectively. The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options	$63	$74	$192	$224
RSUs	$5,465	—	14,759	—
Total stock-based compensation expense	$5,528	$74	$14,951	$224

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$83	$6	$264	$16
Sales and marketing expense	1,216	35	$3,762	108
Product, technology, and development expense	2,584	24	$6,903	72
General and administrative expense	1,645	9	$4,022	28
Total	$5,528	$74	$14,951	$224

Excluded from stock-based compensation expense is $89 and $299 of capitalized website development costs in the three and nine months ended September 30, 2018, respectively. Stock-based compensation expenses related to capitalized website development costs were immaterial for the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company withheld 565,403 shares of Class A common stock to satisfy employee tax withholding requirements due to net share settlement. The shares withheld remain in the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments of $21,867 for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

8. Earnings Per Share

Net income per share for the three and nine months ended September 30, 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

Net income per share for the three and nine months ended September 30, 2017 is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). As of September 30, 2017, the Company had convertible preferred stock outstanding. The Company considered the convertible preferred stock to be participating securities because they included rights to participate in dividends with the common stock. On October 16, 2017, in connection with the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 20,188,226 shares of Class A common stock and 40,376,452 shares of Class B common stock. As a result, there were no shares of preferred stock outstanding at the closing of the IPO and the Company has not issued any new shares of preferred stock since such closing.

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

During the nine months ended September 30, 2018, holders of Class B common stock elected to convert 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and nine months ended September 30, 2018 and 2017 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of RSUs. Potential dilutive securities for the three and nine months ended September 30, 2017 also included shares of common stock issuable upon the conversion of the outstanding preferred stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and nine months ended September 30, 2018, dilutive net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. For the three and nine months ended September 30, 2017, the two‑class method was used in the computation of diluted net income per share, which was equally as dilutive as the if-converted method.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$12,135	$2,379	$47,051	$10,932
Net income attributable to participating securities	—	(1,401)	—	(6,446)
Net income attributable to common stockholders — basic	$12,135	$978	$47,051	$4,486
Net income	$12,135	$2,379	$47,051	$10,932
Net income attributable to participating securities	—	(1,345)	—	(6,198)
Net income attributable to common stockholders — diluted	$12,135	$1,034	$47,051	$4,734
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	109,628,692	42,262,035	108,367,270	42,168,904
Dilutive effect of share equivalents resulting from stock options	2,259,533	4,305,138	3,396,906	4,141,726
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,713,190	—	1,586,974	—
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,601,415	46,567,173	113,351,150	46,310,630
Net income per share attributable to common stockholders:
Basic	$0.11	$0.02	$0.43	$0.11
Diluted	$0.11	$0.02	$0.42	$0.10

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2018 and 2017, as their effect would have been anti-dilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options outstanding	—	—	—	816,318
Restricted stock units outstanding	90,460	2,353,152	83,787	2,353,152

9.  Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  The Company is still examining certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The Company recorded a provisional amount of $187 of tax expense during the year ended December 31, 2017.  The Company recorded an additional $205 of tax expense during the nine months ended September 30, 2018 pertaining to a change in the estimated impact of the re-measurement of the Company’s U.S. net deferred tax assets.

During the nine months ended September 30, 2018, the Company recorded an income tax benefit of $36,464, representing an effective tax rate of (344.4)%. The effective tax rate for the nine months ended September 30, 2018 was lower than the statutory tax rate of 21% principally due to the excess stock deductions from the taxable compensation of stock-based awards and estimated federal and state research and development tax credits, partially offset by state and local income taxes.

During the nine months ended September 30, 2017, the Company recorded income tax expense of $4,633, representing an effective tax rate of 29.8%. The effective tax rate for the nine months ended September 30, 2017 was lower than the statutory tax rate of 35% principally due to federal and state research and development tax credits and excess stock deductions from the taxable compensation of stock-based awards, partially offset by state and local income taxes.

10. Segment and Geographic Information

The Company has two reportable segments, United States and International. Segment information is presented in the same manner as the Company’s chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and operating income (loss) for each reportable segment as a proxy for the operating performance of the Company’s United States and International operations. The Company’s Chief Executive Officer is the CODM on behalf of both reportable segments.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment revenue:
United States	$114,607	$80,394	$316,171	$219,954
International	4,435	2,595	11,897	6,310
Total revenue	$119,042	$82,989	$328,068	$226,264

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment income (loss) from operations:
United States	$12,414	$9,337	$33,658	$33,617
International	(8,779)	(6,474)	(24,657)	(18,375)
Total income from operations	$3,635	$2,863	$9,001	$15,242

As of September 30, 2018 and December 31, 2017, property and equipment held outside the United States was not material.

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

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. Our revenue for the three months ended September 30, 2018 was $119.0 million, a 43% increase from $83.0 million of revenue in the three months ended September 30, 2017. Our revenue for the nine months ended September 30, 2018 was $328.1 million, a 45% increase from $226.3 million of revenue in the nine months ended September 30, 2017.

For the three months ended September 30, 2018, we generated net income of $12.1 million and our Adjusted EBITDA was $10.5 million, compared to net income of $2.4 million and Adjusted EBITDA of $4.0 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we generated net income of $47.1 million and our Adjusted EBITDA was $27.7 million, compared to net income of $10.9 million and Adjusted EBITDA of $18.1 million for the nine months ended September 30, 2017. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

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

	Three Months Ended September 30,
Average Monthly Unique Users	2018	2017
	(in thousands)
United States	37,023	25,951
International	4,443	2,607
Total	41,466	28,558

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

	Three Months Ended September 30,
Average Monthly Sessions	2018	2017
	(in thousands)
United States	100,519	67,359
International	10,418	5,548
Total	110,937	72,907

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

	At September 30,
Number of Paying Dealers	2018	2017
United States	27,128	24,313
International	3,465	2,240
Total	30,593	26,553

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

	At September 30,
Average Annual Revenue per Subscribing Dealer (AARSD)	2018	2017
United States	$13,993	$11,526
International	$4,820	$4,711
Consolidated	$13,077	$11,101

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other income, net, the (benefit from) provision for income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA:	(in thousands)
Net income	$12,135	$2,379	$47,051	$10,932
Depreciation and amortization	1,308	1,083	3,765	2,670
Stock-based compensation expense	5,528	74	14,951	224
Other income, net	(601)	(106)	(1,586)	(323)
(Benefit from) provision for income taxes	(7,899)	590	(36,464)	4,633
Adjusted EBITDA	$10,471	$4,020	$27,717	$18,136

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

(Benefit from) Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a benefit from income taxes for the three months ended September 30, 2018 compared to a tax provision for the three months ended September 30, 2017. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at September 30, 2018 or December 31, 2017.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue:
Marketplace subscription	$105,846	$73,937	$292,881	$201,889
Advertising and other	13,196	9,052	35,187	24,375
Total revenue	119,042	82,989	328,068	226,264
Cost of revenue	6,412	4,720	17,940	12,367
Gross profit	112,630	78,269	310,128	213,897
Operating expenses:
Sales and marketing	84,867	63,891	237,308	168,495
Product, technology, and development	12,771	5,796	33,713	14,153
General and administrative	10,630	5,006	28,042	14,098
Depreciation and amortization	727	713	2,064	1,909
Total operating expenses	108,995	75,406	301,127	198,655
Income from operations	3,635	2,863	9,001	15,242
Other income, net:
Interest income	639	211	1,571	566
Other (expense) income	(38)	(105)	15	(243)
Total other income, net	601	106	1,586	323
Income before income taxes	4,236	2,969	10,587	15,565
(Benefit from) provision for income taxes	(7,899)	590	(36,464)	4,633
Net income	$12,135	$2,379	$47,051	$10,932

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$114,607	$80,394	$316,171	$219,954
International	4,435	2,595	11,897	6,310
Total	$119,042	$82,989	$328,068	$226,264
Income (Loss) from Operations
United States	$12,414	$9,337	$33,658	$33,617
International	(8,779)	(6,474)	(24,657)	(18,375)
Total	$3,635	$2,863	$9,001	$15,242

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Marketplace subscription	89%	89%	89%	89%
Advertising and other	11	11	11	11
Total revenue	100%	100%	100%	100%
Cost of revenue	5	5	5	5
Gross profit	95	95	95	95
Operating expenses:
Sales and marketing	71	77	72	75
Product, technology, and development	11	7	10	6
General and administrative	9	6	9	6
Depreciation and amortization	1	1	1	1
Total operating expenses	92	91	92	88
Income from operations	3	4	3	7
Other income, net:
Interest income	1	0	0	0
Other (expense) income	0	0	0	0
Total other income, net	1	0	0	0
Income before income taxes	4	4	3	7
(Benefit from) provision for income taxes	(7)	1	(11)	2
Net income	11%	3%	14%	5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Additional Financial Data:
Revenue
United States	96%	97%	96%	97%
International	4	3	4	3
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	10%	11%	10%	15%
International	(7)	(8)	(7)	(8)
Total	3%	3%	3%	7%

For the three months ended September 30, 2018 and 2017

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$105,846	$73,937	$31,909	43%
Advertising and other	13,196	9,052	4,144	46
Total	$119,042	$82,989	$36,053	43%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $36.1 million, or 43%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Marketplace subscription revenue increased by 43%, while advertising and other revenue grew by 46%.

Marketplace subscription revenue increased by $31.9 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and represented 89% of total revenue for both the three months ended September 30, 2018 and 2017. This increase in marketplace subscription revenue was attributable primarily to a 15% growth in the number of United States and International paying dealers, to 30,593 as of September 30, 2018 from 26,553 as of September 30, 2017, and to an 18% growth in our consolidated AARSD to $13,077 as of September 30, 2018 from $11,101 as of September 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our websites and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $4.1 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and represented 11% of total revenue for both the three months ended September 30, 2018 and 2017. The increase in advertising and other revenue was due primarily to an 83% increase in the number of impressions delivered, which was partially offset by a 22% decrease in the average price per thousand impressions, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue by Segment

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
United States	$114,607	$80,394	$34,213	43%
International	4,435	2,595	1,840	71
Total	$119,042	$82,989	$36,053	43%
Percentage of total revenue:
United States	96%	97%
International	4	3
Total	100%	100%

United States revenue increased $34.2 million, or 43%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to a 12% increase in the number of United States paying dealers and a 21% increase in AARSD for United States dealers.

International revenue increased $1.8 million, or 71%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to a 55% increase in the number of International paying dealers. International paying dealers grew to 3,465 at September 30, 2018 from 2,240 at September 30, 2017.

Cost of Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$6,412	$4,720	$1,692	36%
Percentage of total revenue	5%	5%

Cost of revenue increased $1.7 million, or 36%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due primarily to a $0.7 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.4 million increase in data center and hosting costs, a $0.3 million increase in fees related to provisioning advertising campaigns on our websites and a $0.2 million increase in amortization and depreciation.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$84,867	$63,891	$20,976	33%
Percentage of total revenue	71%	77%

Sales and marketing expenses increased $21.0 million, or 33%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This increase was due primarily to an increase in advertising costs of $15.5 million, a $3.5 million increase in salaries and employee-related costs resulting from a 21% increase in headcount attributable to sales and marketing personnel and payroll taxes of $0.4 million driven by the employer portion of FICA taxes on the exercise of stock awards and vesting of RSUs, a $0.3 million increase in rent, $0.2 million increase in travel costs and a $0.2 million increase in software subscriptions. This increase for the three months ended September 30, 2018 was also due in part to a $1.2 million increase in stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended September 30, 2017 as the RSUs were subject to a performance condition that was satisfied upon the effectiveness of the registration statement for our IPO.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product, technology, and development	$12,771	$5,796	$6,975	120%
Percentage of total revenue	11%	7%

Product, technology, and development expenses increased $7.0 million, or 120%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due primarily to a $3.5 million increase in salaries and employee-related costs attributable to a 66% increase in headcount to support our growth and product innovations and a $0.2 million increase in rent. This increase for the three months ended September 30, 2018 was also due in part to a $2.6 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended September 30, 2017.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$10,630	$5,006	$5,624	112%
Percentage of total revenue	9%	6%

General and administrative expenses increased $5.6 million, or 112%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change primarily reflected an increase of $1.6 million of salaries and employee-related costs as a result of a 40% increase in headcount as we continued to grow our business and required additional personnel to support our expanded operations and increased financial compliance requirements as a publicly traded company, a $1.3 million increase in insurance, legal, consulting and external reporting fees driven by costs incurred to comply with public company requirements, a $0.4 million increase in bad debt expense, a $0.3 million increase in payment processing and billing costs due to increased customer transactions with higher billings resulting from revenue growth, and a $0.2 million increase in recruiting costs due to an increase in headcount to support growth. This increase for the three months ended September 30, 2018 was also due in part to a $1.6 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the three months ended September 30, 2017.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$727	$713	$14	2%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses remained relatively consistent as a percentage of total revenue in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Other Income, Net

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$639	$211	$428	203%
Other expense	(38)	(105)	67	64
Total other income, net	$601	$106	$495	467%
Percentage of total revenue:
Interest income	1%	0%
Other expense	0%	0%
Total other income, net	1%	0%

Other income, net increased $0.5 million, or 467%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations and the funds raised in our IPO.

(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(7,899)	$590	$(8,489)	NM
Percentage of total revenue	(7)%	1%

NM — Not Meaningful

The benefit from income taxes recorded during the three months ended September 30, 2018, as compared to the provision for income taxes recorded during the three months ended September 30, 2017, was principally due to $7.0 million in stock-based compensation benefits recorded during the three months ended September 30, 2018, as well as an increase in federal and state research and development tax credits and a lower federal statutory tax rate due to The Tax Cuts and Jobs Act, or the TCJA, as compared to the three months ended September 30, 2017.

Income (Loss) from Operations by Segment

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
United States	$12,414	$9,337	$3,077	33%
International	(8,779)	(6,474)	(2,305)	(36)
Total	$3,635	$2,863	$772	27%
Percentage of segment revenue:
United States	11%	12%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $3.1 million, or 33%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to increases in revenue of $34.2 million, partially offset by increases in operating expenses of $29.5 million and cost of revenue of $1.6 million.

International loss from operations increased $2.3 million, or 36%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

For the nine months ended September 30, 2018 and 2017

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$292,881	$201,889	$90,992	45%
Advertising and other	35,187	24,375	10,812	44
Total	$328,068	$226,264	$101,804	45%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $101.8 million, or 45%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Marketplace subscription revenue increased by 45%, while advertising and other revenue grew by 44%.

Marketplace subscription revenue increased by $91.0 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and represented 89% of total revenue for both the nine months ended September 30, 2018 and 2017. This increase in marketplace subscription revenue was attributable primarily to a 15% growth in the number of United States and International paying dealers, to 30,593 as of September 30, 2018 from 26,553 as of September 30, 2017, and to an 18% growth in our consolidated AARSD to $13,077 as of September 30, 2018 from $11,101 as of September 30, 2017. We believe that this increase in paying dealers was driven by the overall growth in the number of unique users to our websites and the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $10.8 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and represented 11% of total revenue for both the nine months ended September 30, 2018 and 2017. The increase in advertising and other revenue was due primarily to a 63% increase in the number of impressions delivered, which was partially offset by a 12% decrease in the average price per thousand impressions, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue by Segment

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
United States	$316,171	$219,954	$96,217	44%
International	11,897	6,310	5,587	89
Total	$328,068	$226,264	$101,804	45%
Percentage of total revenue:
United States	96%	97%
International	4	3
Total	100%	100%

United States revenue increased $96.2 million, or 44%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to a 12% increase in the number of United States paying dealers and a 21% increase in AARSD for United States dealers.

International revenue increased $5.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to a 55% increase in the number of International paying dealers. International paying dealers grew to 3,465 at September 30, 2018 from 2,240 at September 30, 2017.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$17,940	$12,367	$5,573	45%
Percentage of total revenue	5%	5%

Cost of revenue increased $5.6 million, or 45%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was due primarily to a $2.2 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $1.3 million increase in fees related to provisioning advertising campaigns on our websites, a $1.0 million increase for data center and hosting costs, a $0.6 million increase in amortization of website development costs and a $0.5 million increase in depreciation.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$237,308	$168,495	$68,813	41%
Percentage of total revenue	72%	75%

Sales and marketing expenses increased $68.8 million, or 41%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This increase was due primarily to an increase in advertising costs of $50.0 million, an $11.8 million increase in salaries and employee-related costs resulting from a 21% increase in headcount and a $1.9 million increase in payroll taxes driven by the employer portion of FICA taxes on the exercise of stock awards and vesting of RSUs, a $1.3 million increase in expenses related to marketing events and activities, a $0.7 million increase in travel costs and a $0.6 million increase in software subscriptions. This increase for the nine months ended September 30, 2018 was also due in part to a $3.7 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the nine months ended September 30, 2017 as the RSUs were subject to a performance condition that was satisfied upon the effectiveness of the registration statement for our IPO.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product, technology, and development	$33,713	$14,153	$19,560	138%
Percentage of total revenue	10%	6%

Product, technology, and development expenses increased $19.6 million, or 138%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was due primarily to a $10.5 million increase in salaries and employee-related costs attributable to a 66% increase in headcount to support our growth and product innovations, a $0.4 million increase in software subscriptions and a $0.4 million increase in rent. This increase for the nine months ended September 30, 2018 was also due in part to a $6.8 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the nine months ended September 30, 2017.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$28,042	$14,098	$13,944	99%
Percentage of total revenue	9%	6%

General and administrative expenses increased $13.9 million, or 99%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change primarily reflected an increase of $4.1 million of salaries and employee-related costs as a result of a 40% increase in headcount attributable to general and administrative personnel as we continued to grow our business and required additional personnel to support our expanded operations and increased financial compliance requirements as a publicly traded company, a $2.8 million increase in insurance, legal, consulting and external reporting fees driven by costs incurred to comply with public company requirements, a $1.2 million increase in payment processing and billing costs due to increased customer transactions with higher billings resulting from revenue growth, a $0.7 million increase in bad debt expense, a $0.3 million increase in non-income taxes, a $0.2 million increase in recruiting costs due to headcount growth, a $0.2 million increase in rent and a $0.2 million increase in software subscriptions. This increase for the nine months ended September 30, 2018 was also due in part to a $4.0 million increase in stock-based compensation expense related to RSUs. We did not recognize any stock-based compensation expense related to RSUs in the nine months ended September 30, 2017.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,064	$1,909	$155	8%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.2 million, or 8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to an increased number of assets placed into service.

Other Income, Net

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$1,571	$566	$1,005	178%
Other income (expense)	15	(243)	258	106
Total other income, net	$1,586	$323	$1,263	391%
Percentage of total revenue:
Interest income	0%	0%
Other expense	0%	0%
Total other income, net	0%	0%

Other income, net increased $1.3 million, or 391%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations and the funds raised in our IPO.

(Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(36,464)	$4,633	$(41,097)	NM
Percentage of total revenue	(11)%	2%

NM — Not Meaningful

The benefit from income taxes recorded during the nine months ended September 30, 2018, as compared to the provision for income taxes recorded during the nine months ended September 30, 2017, was principally due to $35.9 million in stock-based compensation benefits recorded during the nine months ended September 30, 2018, as well as an increase in federal and state research and development tax credits and a lower federal statutory tax rate due to the TCJA as compared to the nine months ended September 30, 2017.

Income (Loss) from Operations by Segment

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
United States	$33,658	$33,617	$41	0%
International	(24,657)	(18,375)	(6,282)	(34)
Total	$9,001	$15,242	$(6,241)	(41)%
Percentage of segment revenue:
United States	11%	15%
International	NM	NM

NM — Not Meaningful

United States income from operations remained relatively consistent as a percentage of total revenue in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

International loss from operations increased $6.3 million, or 34%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At September 30, 2018 and December 31, 2017, our principal sources of liquidity were cash and cash equivalents of $77.6 million and $87.7 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $70.0 million and $50.0 million at September 30, 2018 and December 31, 2017, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$34,599	$18,542
Net cash used in investing activities	(22,851)	(20,960)
Net cash used in financing activities	(19,948)	(1,840)
Impact of foreign currency on cash	(54)	157
Net decrease in cash, cash equivalents, and restricted cash	$(8,254)	$(4,101)

Our operations have been financed primarily from operating activities, sales of preferred stock and our IPO. We generated cash from operating activities of $34.6 million during the nine months ended September 30, 2018, and $18.5 million during the nine months ended September 30, 2017, and we expect to generate cash from operations for the foreseeable future.

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

Operating Activities

Cash provided by operating activities during the first nine months of 2018 was $34.6 million, due primarily to net income of $47.1 million, $15.0 million of stock-based compensation expense and an increase in accounts payable of $11.5 million, offset by a benefit of $36.2 million for income taxes.

Cash provided by operating activities during the first nine months of 2017 was $18.5 million, due primarily to net income of $10.9 million, a $6.4 million increase in accounts payable and $2.7 million of depreciation and amortization. These factors were partially offset by a $4.0 million increase in accounts receivable.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment, capitalized website development costs, and short-term investments.

Cash used in investing activities of $22.9 million during the first nine months of 2018 was due to $130.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $110.0 million, $1.9 million related to investments in furniture, computer equipment and leasehold improvements, and $1.0 million related to the capitalization of website development costs.

Cash used in investing activities of $21.0 million during the first nine months of 2017 was due to $50.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $34.8 million, $4.3 million related to investments in furniture, computer equipment and leasehold improvements, and $1.5 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $19.9 million during the first nine months of 2018 was due to the payment of withholding taxes on net share settlements of equity awards of $21.9 million, payment of IPO costs of $1.1 million, partially offset by $3.1 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $1.8 million during the first nine months of 2017 reflects $2.1 million of IPO costs, partially offset by $0.3 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our 2017 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Because the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of June 29, 2018 (and we will have been a public company for at least 12 months as of December 31, 2018 and have filed our 2017 Annual Report), we will cease to be an emerging growth company as of December 31, 2018. As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

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

Interest Rate Risk

We did not have any long-term borrowings at September 30, 2018 or at December 31, 2017.

We had cash, cash equivalents, and investments of $147.6 million and $137.7 million at September 30, 2018 and December 31, 2017, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates of six months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2018 and December 31, 2017, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Income Statements under the heading, other income, net.

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

While we have historically focused our marketing efforts on internet and mobile channels, we have implemented brand-focused campaigns using television, radio, social media and online video and these efforts may not be successful.

As a consumer brand, it is important for us to increase the visibility of our brand with potential users of our marketplace.  While we have historically focused our marketing efforts on internet and mobile channels, we now advertise through television, radio, social media, online video, and other channels we have not used previously, with the goal of driving greater brand recognition, trust, and loyalty from a broader consumer audience.  If our brand-focused campaigns are not successful and we are unable to recover our marketing costs through increases in user traffic and increased subscription and advertising revenue, or if we discontinue our brand marketing campaigns, it could have a material adverse effect on our business and financial results.

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate will continue to decline in the future.

Our revenue increased to $316.9 million in 2017 from $198.1 million in 2016, representing a 60% increase between such periods, and increased to $328.1 million for the nine months ended September 30, 2018 from $226.3 million for the nine months ended September 30, 2017, representing a 45% increase between such periods.  In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

Changes in applicable tax law could negatively affect our business, results of operations and financial condition.

We are subject to taxation in the United States. On June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc. (the “Wayfair Decision”). The Wayfair Decision overturned prior case law that held that out-of-state merchants were not required to collect sales taxes unless they had a physical presence in the buyer’s state. Although we believe that the Wayfair Decision is unlikely to have a material effect on our business, it has created uncertainty over sales tax liability, and could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations and financial condition.

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

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

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

As of December 31, 2018, we will no longer be an emerging growth company and, as a result, we have begun incurring significant additional legal and financial compliance costs by preparing to comply with increased disclosure and governance requirements.

As of December 31, 2018, as a result of our market capitalization as of June 29, 2018 (and our having been public for at least 12 months as of December 31, 2018 and our having filed our 2017 Annual Report with the SEC), we will be a large accelerated filer and we will cease to be an emerging growth company. Therefore, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

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

CarGurus, Inc.

Date: November 7, 2018	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)