Form 10-Q
period 2019-03-31
CarGurus, Inc.
filed 2019-05-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 3, 2019, the registrant had 90,537,641 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

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

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;
•	our ability to maintain and build our brand;
•	our ability to continue to expand internationally;
•	our ability to realize benefits from our acquisition of PistonHeads and successfully implement the integration strategies in connection therewith;
•	the impact of competition in our industry and innovation by our competitors;
•	the impact of accounting pronouncements;
•	the impact of litigation;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the migration of some of our data-hosting to a different third-party data-hosting facility;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to overcome challenges facing the automotive industry ecosystem, including global supply chain challenges, changes to trade policies and other macroeconomic issues;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	our expectations regarding cash generation and the sufficiency of our cash to fund our operations; and
•	the future trading prices of our Class A common stock.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At March 31, 2019	At December 31, 2018
Assets
Current assets
Cash and cash equivalents	$29,939	$34,887
Investments	108,500	122,800
Accounts receivable, net of allowance for doubtful accounts of $223 and $479, respectively	15,111	13,614
Prepaid expenses and prepaid income taxes	9,680	10,144
Deferred contract costs	6,591	5,253
Other current assets	8,835	7,410
Restricted cash	750	750
Total current assets	179,406	194,858
Property and equipment, net	26,550	24,269
Intangible assets	4,407	—
Goodwill	15,852	—
Operating lease right-of-use assets	50,742	—
Restricted cash	1,918	1,921
Deferred tax assets	42,714	38,886
Deferred contract costs, net of current portion	8,446	7,252
Other long–term assets	1,892	1,104
Total assets	$331,927	$268,290
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$35,253	$34,345
Accrued expenses, accrued income taxes and other current liabilities	13,793	18,654
Deferred revenue	8,942	8,811
Operating lease liabilities	7,486	1,693
Total current liabilities	65,474	63,503
Operating lease liability non-current	52,956	9,395
Deferred tax liabilities	1,002	—
Other non–current liabilities	1,486	1,281
Total liabilities	120,918	74,179
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 90,370,773 and 89,728,223 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	90	90
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,702,084 and 20,702,084 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	188,954	184,216
Retained earnings	22,297	9,713
Accumulated other comprehensive (loss) income	(353)	71
Total stockholders’ equity	211,009	194,111
Total liabilities and stockholders’ equity	$331,927	$268,290

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$135,270	$98,575
Cost of revenue(1)	7,720	5,569
Gross profit	127,550	93,006
Operating expenses:
Sales and marketing	91,316	68,845
Product, technology, and development	15,972	9,098
General and administrative	11,760	7,871
Depreciation and amortization	1,067	733
Total operating expenses	120,115	86,547
Income from operations	7,435	6,459
Other income, net:
Interest income	744	291
Other income (expense)	902	(9)
Total other income, net	1,646	282
Income before income taxes	9,081	6,741
(Benefit from) provision for income taxes	(3,503)	1,246
Net income	$12,584	$5,495
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.11	$0.05
Diluted	$0.11	$0.05
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	110,800,037	106,942,799
Diluted	113,406,320	113,341,308

(1)	Includes depreciation and amortization expense for the three months ended March 31, 2019 and 2018 of $560 and $504, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$12,584	$5,495
Other comprehensive income:
Foreign currency translation adjustment	(424)	72
Comprehensive income	$12,160	$5,567

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$71	$9,713	$194,111
Net income	—	—	—	—	—	—	12,584	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	(424)	—	(424)
Balance at March 31, 2019	90,370,773	$90	20,702,084	$21	$188,954	$(353)	$22,297	$211,009

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	5,495	5,495
Stock–based compensation expense	—	—	—	—	3,967	—	—	3,967
Issuance of common stock upon exercise of stock options	6,574	—	10,690	—	80	—	—	80
Cumulative adjustment from adoption of revenue recognition model	—	—	—	—	—	—	3,042	3,042
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Balance at March 31, 2018	85,426,038	$85	20,702,084	$21	$189,237	$300	$(49,962)	$139,681

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$12,584	$5,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,237
Unrealized currency (gain) loss on foreign denominated transactions	(833)	53
Deferred taxes	(3,692)	(1,317)
Provision for doubtful accounts	15	377
Stock-based compensation expense	7,686	3,818
Amortization of deferred contract costs	1,830	513
Changes in operating assets and liabilities:
Accounts receivable	(1,519)	133
Prepaid expenses, prepaid income taxes, and other assets	(1,760)	(507)
Deferred contract costs	(4,376)	(3,176)
Accounts payable	3,225	649
Accrued expenses, accrued income taxes, and other current liabilities	(4,009)	(3,651)
Deferred revenue	132	2,811
Lease obligations	(1,380)	(215)
Other non-current liabilities	155	154
Net cash provided by operating activities	9,685	6,374
Investing Activities
Purchases of property and equipment	(5,700)	(434)
Capitalization of website development costs	(811)	(581)
Cash paid for acquisition	(19,139)	—
Investments in certificates of deposit	(25,700)	(60,000)
Maturities of certificates of deposit	40,000	30,000
Net cash used in investing activities	(11,350)	(31,015)
Financing Activities
Proceeds from exercise of stock options	697	80
Financing cash flows from finance leases	(6)	—
Payment of initial public offering costs	—	(1,142)
Payment of withholding taxes on net share settlements of equity awards	(3,954)	—
Net cash used in financing activities	(3,263)	(1,062)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(23)	24
Net decrease in cash, cash equivalents, and restricted cash	(4,951)	(25,679)
Cash, cash equivalents, and restricted cash at beginning of period	37,558	89,552
Cash, cash equivalents, and restricted cash at end of period	$32,607	$63,873
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14	$5
Cash paid for interest	$1	$5
Unpaid purchases of property and equipment	$2,112	$188
Capitalized stock-based compensation expense in website development costs	$309	$149
Cash paid for operating lease liabilities	$3,005	$—

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015. The Company operates principally in the United States and has also launched online marketplaces in Canada, the United Kingdom, Germany, Italy, and Spain. The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) are unaudited. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “2018 Annual Report”).

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and December 31, 2018, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

In the results of operations for the three months ended March 31, 2019 and 2018, the Company has separately presented interest income from other income, net due to the increase in amount during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  Additionally, the results of operations and statement of cash flows for the three months ended March 31, 2018, were adjusted due to the impact of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”).

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report, other than those resulting from the adoption of ASC 842, which is described below.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of CarGurus, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Unaudited Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP.

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

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition and revenue reserve, the valuation of goodwill and intangible assets, the capitalization of product, technology, and development costs for website development and internal‑use software, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

For the three months ended March 31, 2019 and the year ended December 31, 2018, no individual customer accounted for more than 10% of total revenue.

As of March 31, 2019, one customer accounted for 13% of net accounts receivable. As of December 31, 2018, two customers accounted for 21% and 14% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at March 31, 2019 or December 31, 2018.

Included in net accounts receivable at March 31, 2019 and December 31, 2018, is $7,329 and $5,815, respectively, of unbilled accounts receivable related to advertising customers billed within a quarter subsequent to services rendered.

Revenue Recognition

The following table summarizes revenue from contracts with customers by revenue source for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Revenue by Revenue Stream
Marketplace subscription revenue	$120,843	$89,159
Advertising and other revenue	14,427	9,416
Total	$135,270	$98,575

The Company provides disaggregation of revenue based on the marketplace subscription versus advertising and other revenue classification in the table above and based on geographic region (see Note 12) as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end. However, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations when any such performance obligation was part of a contract having an original expected duration of one year or less.

The Company does not have future obligations associated with marketplace revenue subscriptions or advertising and other services that extend beyond one year. For performance obligations not satisfied as of March 31, 2019, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2019. The remaining duration is less than one year.

Revenue recognized during the three months ended March 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $8,792.

Recent Accounting Pronouncements Adopted

Lease Accounting

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (as amended, “ASC 842”). ASC 842 requires a lessee to recognize most leases on the Unaudited Condensed Consolidated Balance Sheet but recognize expenses on the Unaudited Condensed Consolidated Income Statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. The Company adopted ASC 842 as of January 1, 2019, using the additional transition method offered through ASU No. 2018-11. This approach provides a method for recording existing leases at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Lease Overview

The Company’s operating lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; Los Angeles, California; Dublin, Ireland; and London, United Kingdom.  The Detroit, Los Angeles and London leases are immaterial to the Company.

On June 19, 2018, the Company entered into an operating lease in Cambridge, Massachusetts at 121 First St. for the lease of 48,393 square feet of office space with a non-cancellable lease term through 2033 with an option to extend the lease term for two additional periods of five years each. The Company subleases the fifth floor and records the sublease income in other income, net within the Unaudited Condensed Consolidated Income Statement.  The sublease income is immaterial.

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

Each of the three leases described above provides for leasehold improvement incentives and annual rent increases through the term of the lease.  Each of the three leases above also has an associated letter of credit, which is recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At March 31, 2019 and December 31, 2018, restricted cash was $2,668 and $2,671, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the three letters of credit related to the contractual provisions for the Company’s building lease security deposits. At March 31, 2019 and December 31, 2018, portions of restricted cash were classified as a short-term asset and long‑term asset. Additionally, 121 First St. has an associated security deposit, which was recorded in other assets, net within the Unaudited Condensed Consolidated Balance Sheet.

On August 12, 2013, the Company entered into an operating lease in Dublin, Ireland at Styne House, Upper Hatch St. for the lease of 13,345 square feet of office space with a non-cancellable term through 2023. The lease provided for a rent increase at the end of year five.

The Company’s financing lease obligations consists of a lease for office equipment and is immaterial.

Prior to adoption of ASC 842

The Company categorized leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may have received rent holidays or other incentives. The Company recognized lease costs on a straight‑line basis once it achieved control of the space, without regard to deferred payment terms, such as rent holidays, that deferred the commencement date of required payments or escalating payment amounts. The Company recorded the difference between required lease payments and rent expense as deferred rent. Additionally, incentives received were treated as a reduction of costs over the term of the agreement, as they were considered an inseparable part of the lease agreement.

Post adoption of ASC 842

Upon adoption, the Company elected the transition relief package, permitted within the standard, pursuant to which the Company did not reassess the classification of existing leases, whether any expired or existing contracts contain a lease, and whether existing leases have any initial direct costs. The Company also elected the practical expedient on not separating lease components from non-lease components for all leases.

The Company reviews all material contacts for embedded leases to determine if they have a right-of-use asset.

The Company recognizes rent expense on a straight-line basis over the lease period. The depreciable life of assets and leasehold improvement are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company also made an accounting policy election to not recognize a lease liability or right-of-use asset on its Unaudited Condensed Consolidated Balance Sheet for leases with an initial term of twelve months or less, and instead recognize lease payments on the Unaudited Condensed Consolidated Income Statement on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate as expense in the period in which the achievement of the specified target that triggers the variable lease payments becomes probable.

Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $52,334 and $63,280, respectively, as of January 1, 2019. The standard did not materially impact the Unaudited Condensed Consolidated Statement of Cash Flows and had no impact on the Unaudited Condensed Consolidated Income Statement.

During the three months ended March 31, 2019 and 2018, the Company recognized $2,448 and $1,672, respectively, of rent expense. The Company allocates lease costs across all departments based on headcount in the respective location.

As of March 31, 2019, the weighted average remaining lease term was 9.9 years and the weighted average discount rate was 5.9%. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company uses the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Future minimum lease payments as of March 31, 2019 are as follows:

Year Ending December 31,	Operating Lease Commitments
2019 (excluding the three months ended March 31, 2019)	$7,351
2020	11,020
2021	11,169
2022	10,862
2023	5,672
Thereafter	37,645
Total lease payments	83,719
Less imputed interest	(23,277)
Total	$60,442

Options to extend lease terms are not included in the chart above as they are not reasonably certain of being exercised.

Stock-Based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU 2018-07”).  ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update state that an entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has assessed the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements and does not deem it to be material. The Company adopted the guidance on January 1, 2019.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard requires companies to expense the capitalized implementation costs over the term of the hosting arrangement. Amounts expensed would be presented through operating expense, rather than depreciation or amortization. Accounting for the service component of a hosting arrangement remains unchanged. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company adopted this standard effective January 1, 2019 and applied the guidance using a prospective transition method for each period presented. In Q1 2019, the Company launched an initiative designed to evaluate and enhance its enterprise applications. As a result, $876 of implementation costs associated with service contracts have been classified in other long-term assets in the Unaudited Condensed Balance Sheet as of March 31, 2019. The implementation costs relate to assets that had not been placed in service as of March 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its Unaudited Condensed Consolidated Financial Statements.

3. Acquisitions

On January 8, 2019, the Company, through CarGurus UK Limited, a company incorporated in England & Wales and a wholly owned subsidiary of CarGurus Ireland Limited (a company incorporated in Ireland and a wholly owned subsidiary of the Company) (the “Purchaser”), completed its acquisition of PistonHeads, a UK-based automotive website (“PistonHeads”), by acquiring the entire issued share capital of Haymarket New4 Ltd. (a company incorporated in England & Wales and now known as PistonHeads Holdco Limited, “NewCo”) from Haymarket Media Group Ltd., a company incorporated in England & Wales (the “Seller”), on the terms and subject to the conditions set forth in the Put and Call Option Agreement dated December 3, 2018, by and among the Purchaser, the Seller and Haymarket Group Limited, a company incorporated in England & Wales. The PistonHeads website hosts used car classifieds, articles and forums.  The Purchaser paid an aggregate of 15,000 GBP, or approximately $19,139, to acquire the business, inclusive of 1,000 GBP, or approximately $1,276, being held in escrow to secure post-closing claims, subject to the terms and conditions of an escrow agreement between the Purchaser and the Seller. Upon completion of the acquisition, NewCo became a wholly owned subsidiary of the Purchaser. The business combination is intended to expand the Company’s consumer audience in the UK. As of March 31, 2019, the Company has incurred total acquisition-related costs of $649 related to the transaction.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the intangible assets and goodwill. Acquired tangible assets and assumed liabilities are immaterial. The following table presents the preliminary purchase price allocation recorded in the Company's Unaudited Condensed Consolidated Balance Sheet as of the acquisition date:

Estimated Fair Value at Date of Acquisition
Intangible assets (1)	$4,466
Goodwill (2)	15,521
Deferred tax liabilities (3)	(848)
Total purchase price	$19,139

(1)

Identifiable definite-lived intangible assets were comprised of brand and customer relationships of $3,445 and $1,021, respectively, with estimated useful lives of 11 years and 3 years, respectively, which will be amortized on a straight-line basis over their estimated useful lives.

(2)

The goodwill represents the excess value of the purchase price over intangible assets acquired. The goodwill in this transaction is primarily attributable to future customer growth in the UK market as a result of acquiring an established platform and applying the Company’s technology to help improve the website experience on such platform; thus, helping to drive additional traffic to the PistonHeads website in the future. All goodwill is assigned to the International segment. The acquisition of PistonHeads was a stock acquisition and goodwill is not deductible for tax purposes.

(3)

The deferred tax liability corresponds to the acquired intangible assets which do not have tax basis. As a result of the deferred tax liability, an adjustment was recorded to goodwill to account for the tax effect of the deferred tax liability.

Actual and pro forma results for these acquisitions have not been presented as the financial impact to the Company’s Unaudited Condensed Consolidated Financial Statements is not material.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and at December 31, 2018:

	At March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$19	$—	$—	$19
Investments:
Certificates of deposit	—	108,500	—	108,500
Total	$19	$108,500	$—	$108,519

	At December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$24	$—	$—	$24
Investments:
Certificates of deposit	—	122,800	—	122,800
Total	$24	$122,800	$—	$122,824

Certificates of deposit at March 31, 2019 and December 31, 2018 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value for the three months ended March 31, 2019. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2019 or the year ended December 31, 2018.

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

The following is a summary of cash, cash equivalents, and investments as of March 31, 2019 and December 31, 2018.

	At March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$29,939	$—	$—	$29,939
Investments:
Certificates of deposit due in one year or less	108,500	—	—	108,500
Total cash, cash equivalents, and investments	$138,439	$—	$—	$138,439

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$34,887	$—	$—	$34,887
Investments:
Certificates of deposit due in one year or less	122,800	—	—	122,800
Total cash, cash equivalents, and investments	$157,687	$—	$—	$157,687

5. Property and Equipment, Net

Property and equipment consists of the following:

	At March 31, 2019	At December 31, 2018
Computer equipment	$4,917	$4,208
Capitalized software	252	252
Website development costs	8,027	6,907
Furniture and fixtures	6,539	4,584
Leasehold improvements	19,642	10,821
Construction in progress	—	8,971
Finance lease right-of-use assets	107	—
	39,484	35,743
Less accumulated depreciation	(12,934)	(11,474)
Property and equipment, net	$26,550	$24,269

Depreciation and amortization expense, which includes amortization expense associated with capitalized website was $1,472 and $5,029 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The increase of $8,821 in leasehold improvements and the decrease of $8,971 in construction in progress at March 31, 2019 is primarily due to costs incurred to build out the Company’s new leased facility.  The facility became occupied subsequent to December 31, 2018 at which time the assets ceased to be classified as construction in progress and became classified as leasehold improvement.

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2018	$—
PistonHeads acquisition	15,521
Foreign currency translation adjustment	331
Balance at March 31, 2019	$15,852

The Company did not have a goodwill balance prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets

Intangible assets as of March 31, 2019 consist of the following:

	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.8	$3,518	$74	$3,444
Customer relationships	2.8	1,044	81	963
Total		$4,562	$155	$4,407

The Company did not have intangible assets prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company recorded amortization expense related to intangible assets of $155 for the three months ended March 31, 2019.

The estimated useful life of brand and customer relationships is 11 years and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Estimated amortization expense of intangible assets for future periods as of March 31, 2019, is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2019	$502
2020	667
2021	667
2022	326
2023	320
2024 and thereafter	1,925
Total	$4,407

7. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At March 31, 2019	At December 31, 2018
Accrued bonus	$3,000	$8,266
Accrued commissions	3,530	2,878
Other accrued expenses, accrued income taxes and other current liabilities	7,263	7,510
	$13,793	$18,654

8. Commitments and Contingencies

Operating Leases

As of March 31, 2019, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the 2018 Annual Report, other than those discussed in Note 2 as a result of the adoption of ASC 842. The Company’s financing lease obligation consists of a lease for office equipment and is immaterial. All of the Company’s property, equipment, and software have been purchased with cash with the exception of $2,112 of unpaid property and equipment costs and $101 related to finance lease obligations as of March 31, 2019. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at March 31, 2019 and December 31, 2018, the Company has not incurred any costs for guarantees or indemnities.

9. Stock-based Compensation

For the three months ended March 31, 2019 and 2018, total stock-based compensation expense was $7,686 and $3,818, respectively. The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended March 31,
	2019	2018
Options	$51	$65
RSUs	7,635	3,753
Total stock-based compensation expense	$7,686	$3,818

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$81	$89
Sales and marketing expense	2,312	1,010
Product, technology, and development expense	3,183	1,661
General and administrative expense	2,110	1,058
Total	$7,686	$3,818

Excluded from stock-based compensation expense is $309 and $149 of capitalized website development costs in the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company withheld 102,034 shares of Class A common stock to satisfy employee tax withholding requirements due to net share settlement. The shares withheld remain in the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments of $3,954 for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Earnings Per Share

Net income per share for the three months ended March 31, 2019 and 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three months ended March 31, 2019, no holders of Class B common stock converted shares of Class B common stock to Class A common stock. During the three months ended March 31, 2018, holders of Class B common stock converted 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three months ended March 31, 2019 and 2018 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three months ended March 31, 2019 and 2018, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$12,584	$5,495
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	110,800,037	106,942,799
Dilutive effect of share equivalents resulting from stock options	1,450,076	4,772,154
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,156,207	1,626,355
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,406,320	113,341,308
Net income per share attributable to common stockholders:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

There were no anti-dilutive securities for the three months ended March 31, 2018. The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2019, as their effect would have been anti-dilutive for the period presented:

Three Months Ended March 31,
2019
Restricted stock units outstanding	858,417

11.  Income Taxes

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $3,503, representing an effective tax rate of (38.6)%. The effective tax rate for the three months ended March 31, 2019 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

During the three months ended March 31, 2018, the Company recorded income tax expense of $1,246, representing an effective tax rate of 18.5%. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory tax rate of 21% principally due to federal and state research and development tax credits and excess stock deductions from the taxable compensation of share-based awards, partially offset by state and local income taxes.

In 2018, the Internal Revenue Service commenced a federal income tax audit with respect to the Company’s 2016 tax year.  In 2019, the Internal Revenue Service commenced a federal employment tax audit with respect to the 2016 calendar year.

12. Segment and Geographic Information

The Company has two reportable segments, United States and International. Segment information is presented in the same manner as the Company’s chief operating decision maker (the “CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and operating income (loss) for each reportable segment as a proxy for the operating performance of the Company’s United States and International operations. The Company’s Chief Executive Officer is the CODM on behalf of both reportable segments.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended March 31,
	2019	2018
Segment revenue:
United States	$128,403	$95,060
International	6,867	3,515
Total revenue	$135,270	$98,575

	Three Months Ended March 31,
	2019	2018
Segment income (loss) from operations:
United States	$17,381	$13,933
International	(9,946)	(7,474)
Total income from operations	$7,435	$6,459

As of March 31, 2019 and December 31, 2018, property and equipment held outside the United States was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 28, 2019, or our 2018 Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States generally accepted accounting principles, or GAAP.

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

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. We generated revenue of $135.3 million in the three months ended March 31, 2019, a 37% increase from $98.6 million of revenue in the three months ended March 31, 2018.

For the three months ended March 31, 2019, we generated net income of $12.6 million and our Adjusted EBITDA was $16.7 million, compared to net income of $5.5 million and Adjusted EBITDA of $11.5 million for the three months ended March 31, 2018. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to net income.

We have two reportable segments, United States and International, as further discussed in Note 12 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2019		2018
	(in thousands)
United States	38,046		30,797
International	11,519	(1)	3,492
Total	49,565		34,289

(1)

Includes users from the PistonHeads website from January 8, 2019 (the date of the closing of our acquisition of PistonHeads) to March 31, 2019. Refer to Note 3 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report for further information.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, (ii) Greenwich Mean Time for our UK websites and (iii) Central European Time (or Central European Summer Time when daylight savings is observed) for our Germany, Italy and Spain websites, as applicable. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an indicator of consumer satisfaction and engagement with our marketplace.

	Three Months Ended March 31,
Average Monthly Sessions	2019		2018
	(in thousands)
United States	101,566		84,821
International	25,751	(1)	8,070
Total	127,317		92,891

(1)

Includes sessions from the PistonHeads website from January 8, 2019 (the date of the closing of our acquisition of PistonHeads) to March 31, 2019. Refer to Note 3 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report for further information.

Number of Paying Dealers

A paying dealer is a dealer, based on a distinct associated inventory feed, that subscribes to one of our paid listing or display products at the end of a defined period. We believe that the number of paying dealers is indicative of the value proposition of our marketplace products, and our sales and marketing success, including our ability to retain paying dealers and develop new dealer relationships.

	At March 31,
Number of Paying Dealers	2019		2018

United States	28,061		26,261
International	5,174	(1)	2,765
Total	33,235		29,026

(1)

Includes paying dealers from the PistonHeads website from January 8, 2019 (the date of the closing of our acquisition of PistonHeads) to March 31, 2019. Refer to Note 3 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report for further information.

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

	At March 31,
Average Annual Revenue per Subscribing Dealer (AARSD)	2019		2018
United States	$15,440		$12,470
International	$4,883	(1)	$5,045
Consolidated	$14,193		$11,887

(1)

Excludes AARSD from the PistonHeads website as it was acquired on January 8, 2019, and therefore, data for the trailing 12-month revenue calculation is not available. Refer to Note 3 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report for further information.

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

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect other income, net, which primarily includes interest income;
•	Adjusted EBITDA does not reflect the (benefit from) provision for income taxes; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for the periods presented.

	Three Months Ended March 31,
	2019	2018
Reconciliation of Adjusted EBITDA:	(in thousands)
Net income	$12,584	$5,495
Depreciation and amortization	1,627	1,237
Stock-based compensation expense	7,686	3,818
Other income, net	(1,646)	(282)
(Benefit from) provision for income taxes	(3,503)	1,246
Adjusted EBITDA	$16,748	$11,514

Components of Unaudited Condensed Consolidated Income Statements

Revenue

Our revenue is derived from two primary sources: (i) marketplace subscription revenue and (ii) advertising and other revenue, as described below.

Marketplace Subscription Revenue

We offer three types of marketplace Listing products to our dealers through the CarGurus websites: Basic Listing, which is free; and Enhanced or Featured Listing, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis. Contractual subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30-days’ advance notice. We also offer Listing dealers on the CarGurus websites with access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, user review management platform, Pricing Tool, and Market Analysis tool. The Pricing Tool and Market Analysis tool are available only to paying dealers.

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

We also offer paid listing and display products through the PistonHeads website.

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

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment, which includes leasehold improvements, and amortization of capitalized website development costs and intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, interest expense on lease obligations, and net foreign exchange gains and losses.

(Benefit from) Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a benefit from income taxes for the three months ended March 31, 2019 compared to a tax provision for the three months ended March 31, 2018. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have not provided a valuation allowance against our net deferred tax assets at March 31, 2019 or December 31, 2018.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Revenue:
Marketplace subscription	$120,843	$89,159
Advertising and other	14,427	9,416
Total revenue	135,270	98,575
Cost of revenue	7,720	5,569
Gross profit	127,550	93,006
Operating expenses:
Sales and marketing	91,316	68,845
Product, technology, and development	15,972	9,098
General and administrative	11,760	7,871
Depreciation and amortization	1,067	733
Total operating expenses	120,115	86,547
Income from operations	7,435	6,459
Other income, net:
Interest income	744	291
Other income (expense)	902	(9)
Total other income, net	1,646	282
Income before income taxes	9,081	6,741
(Benefit from) provision for income taxes	(3,503)	1,246
Net income	$12,584	$5,495

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$128,403	$95,060
International	6,867	3,515
Total	$135,270	$98,575
Income (Loss) from Operations
United States	$17,381	$13,933
International	(9,946)	(7,474)
Total	$7,435	$6,459

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
Revenue:
Marketplace subscription	89%	90%
Advertising and other	11	10
Total revenue	100%	100%
Cost of revenue	6	6
Gross profit	94	94
Operating expenses:
Sales and marketing	67	69
Product, technology, and development	12	9
General and administrative	9	8
Depreciation and amortization	1	1
Total operating expenses	89	87
Income from operations	5	7
Other income, net:
Interest income	0	0
Other income (expense)	1	0
Total other income, net	1	0
Income before income taxes	6	7
(Benefit from) provision for income taxes	(3)	1
Net income	9%	6%

	Three Months Ended March 31,
	2019	2018
Additional Financial Data:
Revenue
United States	95%	96%
International	5	4
Total	100%	100%
Income (Loss) from Operations
United States	13%	14%
International	(8)	(7)
Total	5%	7%

For the three months ended March 31, 2019 and 2018

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$120,843	$89,159	$31,684	36%
Advertising and other	14,427	9,416	5,011	53
Total	$135,270	$98,575	$36,695	37%
Percentage of total revenue:
Marketplace subscription	89%	90%
Advertising and other	11	10
Total	100%	100%

Overall revenue increased by $36.7 million, or 37%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Marketplace subscription revenue increased by 36%, while advertising and other revenue grew by 53%.

Marketplace subscription revenue increased by $31.7 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and represented 89% of total revenue for the three months ended March 31, 2019 and 90% for the three months ended March 31, 2018. This increase in marketplace subscription revenue was attributable primarily to a 15% growth in the number of total paying dealers, to 33,235 as of March 31, 2019 from 29,026 as of March 31, 2018, and to a 24% growth in our AARSD for United States dealers to $15,440 as of March 31, 2019 from $12,470 as of March 31, 2018. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products. The increase in our AARSD for United States dealers was driven by the investments made in building our brand and growing our audience which resulted in growth in volume of connections.

Advertising and other revenue increased by $5.0 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and represented 11% of total revenue for the three months ended March 31, 2019 and 10% for the three months ended March 31, 2018. The increase in advertising and other revenue was due primarily to a 39% increase in the number of impressions delivered and a 2% increase in the average price per thousand impressions, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue by Segment

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
United States	$128,403	$95,060	$33,343	35%
International	6,867	3,515	3,352	95
Total	$135,270	$98,575	$36,695	37%
Percentage of total revenue:
United States	95%	96%
International	5	4
Total	100%	100%

United States revenue increased $33.3 million, or 35%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to a 7% increase in the number of United States paying dealers and a 24% increase in AARSD for United States dealers.

International revenue increased $3.4 million, or 95%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to a 87% increase in the number of International paying dealers and was partially offset by a 3% decrease in AARSD for International dealers.

Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$7,720	$5,569	$2,151	39%
Percentage of total revenue	6%	6%

Cost of revenue increased $2.2 million, or 39%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to a $0.7 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.7 million increase in data center and hosting costs, a $0.6 million increase in fees related to provisioning advertising campaigns on our websites, a $0.3 million increase in employee-related costs for our customer support team to support the growth in customers, and a $0.1 million increase in amortization and depreciation.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$91,316	$68,845	$22,471	33%
Percentage of total revenue	67%	69%

Sales and marketing expenses increased $22.5 million, or 33%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to an increase in advertising costs of $13.8 million as well as an increase of $3.2 million in salaries and employee-related costs, exclusive of commissions expense and stock-based compensation expense, which increased $1.9 million and $1.3 million, respectively, due to increases in sales and a 27% increase in headcount. The increase for the three months ended March 31, 2019 was also due in part to a $0.5 million increase in marketing events and market research due to efforts to increase brand awareness and a $0.3 million increase in rent due to a new office building in Cambridge and rent increase in Ireland.

Product, Technology, and Development Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Product, technology, and development	$15,972	$9,098	$6,874	76%
Percentage of total revenue	12%	9%

Product, technology, and development expenses increased $6.9 million, or 76%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to a $4.4 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.5 million due to a 47% increase in headcount to support our growth and product innovations. The increase for the three months ended March 31, 2019 was also due in part to a $0.3 million increase in rent due to a new office building in Cambridge, and a $0.3 million increase in recruiting and consulting fees.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$11,760	$7,871	$3,889	49%
Percentage of total revenue	9%	8%

General and administrative expenses increased $3.9 million, or 49%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to a $1.5 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.1 million due to a 39% increase in headcount to support our expanded operations as we continue to grow our business. The increase for the three months ended March 31, 2019 was also due in part to a $0.4 million increase in legal and consulting fees, a $0.4 million increase in payment processing and billing costs due to increased customer transactions with higher billings resulting from revenue growth and a $0.2 million increase in software subscriptions.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,067	$733	$334	46%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.3 million, or 46%, in the three months ended March 31, 2019 compared to three months ended March 31, 2018, due primarily to increased depreciation of additional leasehold improvements.

Other Income, Net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$744	$291	$453	156%
Other income (expense)	902	(9)	911	NM
Total other income, net	$1,646	$282	$1,364	484%
Percentage of total revenue:
Interest income	0%	0%
Other income (expense)	1	0
Total other income, net	1%	0%

NM — Not Meaningful

Other income, net increased $1.4 million, or 484%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The $0.5 million increase in interest income is primarily due to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations. The $0.9 million increase in other income (expense) is primarily due to a $0.7 million unrealized gain generated in connection with our acquisition of PistonHeads and $0.2 million of sublease income.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(3,503)	$1,246	$(4,749)	NM
Percentage of total revenue	(3)%	1%

NM — Not Meaningful

The benefit from income taxes recorded during the three months ended March 31, 2019, as compared to the provision for income taxes recorded during the three months ended March 31, 2018 was principally due to $5.2 million of tax benefit related to excess stock-based compensation deductions recorded during the three months ended March 31, 2019, as well as an increase in federal and state research and development tax credits as compared to the three months ended March 31, 2018.

Income (Loss) from Operations by Segment

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$17,381	$13,933	$3,448	25%
International	(9,946)	(7,474)	(2,472)	(33)
Total	$7,435	$6,459	$976	15%
Percentage of segment revenue:
United States	14%	15%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $3.4 million, or 25%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was due to increases in revenue of $33.3 million, partially offset by increases in operating expenses of $28.1 million and cost of revenue of $1.8 million.

International loss from operations increased $2.5 million, or 33%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in International loss from operations reflects our continued investment into international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At March 31, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents of $29.9 million and $34.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $108.5 million and $122.8 million at March 31, 2019 and December 31, 2018, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$9,685	$6,374
Net cash used in investing activities	(11,350)	(31,015)
Net cash used in financing activities	(3,263)	(1,062)
Impact of foreign currency on cash	(23)	24
Net decrease in cash, cash equivalents, and restricted cash	$(4,951)	$(25,679)

Our operations have been financed primarily from operating activities, sales of preferred stock and our initial public offering. We generated cash from operating activities of $9.7 million during the three months ended March 31, 2019, and $6.4 million during the three months ended March 31, 2018, and we expect to generate cash from operations for the foreseeable future.

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

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2019 was $9.7 million, due primarily to net income of $12.6 million, adjusted for $7.7 million of stock-based compensation expense, $1.8 million of amortization of deferred contract costs and $1.6 million of depreciation and amortization, partially offset by $3.7 million of deferred taxes. Cash provided by operating activities was also attributable to a $3.2 million increase in accounts payable, partially offset by a $4.4 million decrease in deferred contract costs, a $4.0 million decrease in accrued expenses, accrued income taxes, and other current liabilities, a $1.7 decrease in prepaid expenses, prepaid income taxes, and other assets, a $1.5 million decrease in accounts receivable and a $1.4 million decrease in lease obligations.

Cash provided by operating activities during the three months ended March 31, 2018 was $6.4 million, due primarily to net income of $5.5 million, adjusted for $3.8 million of stock-based compensation expense, and $1.2 million of depreciation and amortization, partially offset by $1.3 million of deferred taxes. Cash provided by operating activities was also attributable to a $2.8 million increase in deferred revenue, partially offset by a $3.7 million decrease in accrued expenses, accrued income taxes and other current liabilities and a $3.2 million decrease in deferred contract costs.

Investing Activities

Cash used in investing activities of $11.4 million during the three months ended March 31, 2019 was due to $25.7 million of investments in certificates of deposit, net of maturities of certificates of deposit of $40.0 million, $19.1 million of acquisition cash payments, $5.7 million of purchases of property and equipment and $0.8 million related to the capitalization of website development costs.

Cash used in investing activities of $31.0 million during the three months ended March 31, 2018 was due primarily to $60.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $30.0 million, $0.6 million related to the capitalization of website development costs and $0.4 million of investments in furniture, computer equipment, and leasehold improvements.

Financing Activities

Cash used in financing activities of $3.3 million during the three months ended March 31, 2019 was due primarily to the payment of withholding taxes on net share settlements of equity awards of $4.0 million, partially offset by $0.7 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $1.1 million during the three months ended March 31, 2018 was due primarily to payment of initial public offering costs of $1.1 million.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 2018 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

In preparing our Unaudited Condensed Consolidated Financial Statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition and revenue reserve, the valuation of goodwill and intangible assets, the capitalization of product, technology, and development costs for website development and internal use software, and the recoverability of our net deferred tax assets and related valuation allowance. Therefore, we consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

We did not have any long-term borrowings at March 31, 2019 or at December 31, 2018.

We had cash, cash equivalents, and investments of $138.4 million and $157.7 million at March 31, 2019 and December 31, 2018, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates of six months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2019 and December 31, 2018, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant. As of March 31, 2019, our foreign currency exposure increased due to the issuance of an intercompany note payable in connection with the PistonHeads acquisition. The intercompany note payable is expected to be repaid during the year ending December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the first quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842 as well as the acquisition of PistonHeads. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

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

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

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

We allow dealers to list their inventory in our marketplace for free; however, dealer identity and contact information are not permitted in such free listings and these dealers do not receive access to the paid features of our marketplace.  Many dealers start with us on a non-paying basis and then become paying customers in order to take advantage of the features of our Enhanced or Featured Listing products.  If dealers do not subscribe to our paid offerings at the rates we expect, or if a greater than expected number of our paying dealers elect to terminate their subscriptions, our business and financial results would be materially and adversely affected.

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

Our revenue increased to $454.1 million for the year ended December 31, 2018 from $316.9 million for the year ended December 31, 2017, representing a 43% increase between such periods, and increased to $135.3 million for the three months ended March 31, 2019 from $98.6 million for the three months ended March 31, 2018, representing a 37% increase between such periods. In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

We intend to continue to expand our operations to target new markets, both domestically and abroad, and there can be no assurance that our expansion into these new markets will be successful.  Our expansion into new markets places us in unfamiliar competitive environments and involves various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all.  In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant losses in those markets and face various other challenges, such as obtaining and maintaining access to inventory data, competition for consumers and dealers using our marketplace, monetizing dealers, new regulatory environments and laws, different consumer shopping habits than those we are familiar with, and our ability to expand the number of our account managers to cover those new markets.  Our current and any future expansion plans will require significant resources and management attention.  Furthermore, expansion into international markets may not yield results similar to those we have achieved in the United States.

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations, and our exposure to these risks will increase as we expand internationally.

We expect to expand our international operations significantly by continuing to enter new markets and expanding our offerings in new languages.  In most international markets, we would not be the first entrant, and our competitors may be more established or otherwise better positioned than we are to succeed.  Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ websites and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace.  Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace.  In addition, we may also face litigation from competitors in new markets.  Any of these barriers could impede our expansion into international markets, which could affect our business and potential growth.

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

We face significant competition from companies that provide listings, information, lead generation, and car-buying services designed to help consumers shop for cars and to enable dealers to reach these consumers.  Our competitors offer various marketplaces, products, and services that compete with us.  Some of these competitors include:

•	major United States online automotive marketplaces: AutoTrader.com, Cars.com, and TrueCar.com;
•	other United States automotive websites, such as Edmunds.com, KBB.com, and Carfax.com;
•	online automotive marketplaces and websites in international markets;
•	internet search engines;
•	digital marketing providers;
•	peer to peer marketplaces; and
•	sites operated by individual automobile dealers.

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

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to United States federal, state and local laws and regulations, and to foreign laws and regulations.  Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions, the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and dealers in class action or other civil litigation, or orders or settlements requiring us to make adjustments to our marketplace and related products and services.

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

Federal Antitrust Laws

United States federal antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace.  We believe that we are in compliance with the legal requirements imposed by such antitrust laws.  However, a governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, results of operations, financial condition, and cash flows.

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

Substantially all of the communications, network, and computer hardware used to operate our platform is located in the United States near Boston, Massachusetts, and in Europe near London, England.  Although we have two locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware or software.  In addition, we do not own or control the operation of these facilities.  We also use third-party hosting services to back up some data. We are planning a migration of some of our data-hosting to a different third-party data-hosting facility. We do not maintain redundant systems or facilities for some of the services hosted at our current facility.  In the event the migration results in disruption to one or more of these systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers.  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events.  The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.  In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

As a public company, we are incurring significant legal, accounting, and other expenses that we did not incur as a private company and these expenses are increasing as we ceased being an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as of December 31, 2018.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel devote and expect to continue to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

We could be subject to adverse changes in applicable tax laws, regulations and interpretations, as well as challenges to our tax positions.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows.

In addition, tax laws and regulations are complex and subject to varying interpretations. On June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc., the Wayfair Decision, which overturned prior case law that held that out-of-state merchants were not required to collect sales taxes unless they had a physical presence in the buyer’s state. Although we currently believe that the Wayfair Decision is unlikely to have a material effect on our business, it has created uncertainty over sales tax liability, and could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows.

We are also regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service with respect to our 2016 federal income taxes and federal employment taxes. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

As of December 31, 2018, we ceased being an emerging growth company and, as a result, we have incurred and expect to continue to incur significant additional legal and financial compliance costs by complying with increased disclosure and governance requirements.

As of December 31, 2018, as a result of our market capitalization as of June 29, 2018 (and our having been public for at least 12 months as of December 31, 2018 and our having filed our 2017 Annual Report with the SEC), we were a large accelerated filer and ceased being an emerging growth company. Therefore, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

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

We have already incurred significant additional legal and financial compliance costs in connection with our loss of emerging growth company status. We expect that our compliance with these additional requirements, including the provisions of Section 404, will continue to substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

CarGurus, Inc.

Date: May 9, 2019	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)