Form 10-Q
period 2019-06-30
CarGurus, Inc.
filed 2019-08-06
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 111,581,300 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

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

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward‑looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At June 30, 2019	At December 31, 2018
Assets
Current assets
Cash and cash equivalents	$27,842	$34,887
Investments	119,327	122,800
Accounts receivable, net of allowance for doubtful accounts of $303 and $479 at June 30, 2019 and December 31, 2018, respectively	17,081	13,614
Prepaid expenses and prepaid income taxes	7,968	10,144
Deferred contract costs	7,382	5,253
Other current assets	8,991	7,410
Restricted cash	250	750
Total current assets	188,841	194,858
Property and equipment, net	28,638	24,269
Intangible assets	4,320	—
Goodwill	15,446	—
Operating lease right-of-use assets	50,025	—
Restricted cash	1,920	1,921
Deferred tax assets	44,483	38,886
Deferred contract costs, net of current portion	9,257	7,252
Other long–term assets	3,231	1,104
Total assets	$346,161	$268,290
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,370	$34,345
Accrued expenses, accrued income taxes and other current liabilities	14,805	18,654
Deferred revenue	8,479	8,811
Operating lease liabilities	7,738	1,693
Total current liabilities	70,392	63,503
Operating lease liability non-current	51,494	9,395
Deferred tax liabilities	281	—
Other non–current liabilities	1,608	1,281
Total liabilities	123,775	74,179
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 90,744,921 and 89,728,223 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	91	90
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,702,084 and 20,702,084 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	193,967	184,216
Retained earnings	28,304	9,713
Accumulated other comprehensive income	3	71
Total stockholders’ equity	222,386	194,111
Total liabilities and stockholders’ equity	$346,161	$268,290

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$145,031	$110,296	$280,301	$208,871
Cost of revenue(1)	8,628	5,959	16,348	11,528
Gross profit	136,403	104,337	263,953	197,343
Operating expenses:
Sales and marketing	101,789	78,395	193,105	147,240
Product, technology, and development	17,346	11,844	33,318	20,942
General and administrative	12,540	9,541	24,300	17,412
Depreciation and amortization	1,180	604	2,247	1,337
Total operating expenses	132,855	100,384	252,970	186,931
Income from operations	3,548	3,953	10,983	10,412
Other income, net:
Interest income	744	641	1,488	932
Other income, net	105	62	1,007	53
Total other income, net	849	703	2,495	985
Income before income taxes	4,397	4,656	13,478	11,397
Benefit from income taxes	(1,610)	(28,687)	(5,113)	(27,441)
Net income	$6,007	$33,343	$18,591	$38,838
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.05	$0.31	$0.17	$0.36
Diluted	$0.05	$0.29	$0.16	$0.34
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	111,299,345	108,500,802	111,051,070	107,726,105
Diluted	113,388,509	113,081,209	113,398,793	113,215,564

(1)	Includes depreciation and amortization expense for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018 of $734, $616, $1,294 and $1,120, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,007	$33,343	$18,591	$38,838
Other comprehensive income (loss):
Foreign currency translation adjustment	356	(152)	(68)	(80)
Comprehensive income	$6,363	$33,191	$18,523	$38,758

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$71	$9,713	$194,111
Net income	—	—	—	—	—	—	12,584	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	(424)	—	(424)
Balance at March 31, 2019	90,370,773	$90	20,702,084	$21	$188,954	$(353)	$22,297	$211,009
Net income	—	—	—	—	—	—	6,007	6,007
Stock–based compensation expense	—	—	—	—	9,260	—	—	9,260
Issuance of common stock upon exercise of stock options	133,838	—	—	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	362,447	1	—	—	(1)	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(122,137)	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustment	—	—	—	—		356	—	356
Balance at June 30, 2019	90,744,921	$91	20,702,084	$21	$193,967	$3	$28,304	$222,386

Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	5,495	5,495
Stock–based compensation expense	—	—	—	—	3,967	—	—	3,967
Issuance of common stock upon exercise of stock options	6,574	—	10,690	—	80	—	—	80
Cumulative adjustment from adoption of revenue recognition model	—	—	—	—	—	—	3,042	3,042
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Balance at March 31, 2018	85,426,038	$85	20,702,084	$21	$189,237	$300	$(49,962)	$139,681
Net income	—	—	—	—	—	—	33,343	33,343
Stock–based compensation expense	—	—	—	—	5,666	—	—	5,666
Issuance of common stock upon exercise of stock options	2,466,744	3	—	—	2,302	—	—	2,305
Issuance of common stock upon vesting of restricted stock units	1,261,495	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(471,470)	—	—	—	(17,488)	—	—	(17,488)
Foreign currency translation adjustment	—	—	—	—	—	(152)	—	(152)
Balance at June 30, 2018	88,682,807	$89	20,702,084	$21	$179,716	$148	$(16,619)	$163,355

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$18,591	$38,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,541	2,457
Currency gain on foreign denominated transactions	(840)	(19)
Deferred taxes	(5,316)	(27,100)
Provision for doubtful accounts	368	722
Stock-based compensation expense	16,629	9,423
Amortization of deferred contract costs	3,634	1,301
Changes in operating assets and liabilities:
Accounts receivable	(3,838)	573
Prepaid expenses, prepaid income taxes, and other assets	(2,071)	(4,312)
Deferred contract costs	(7,768)	(6,502)
Accounts payable	6,032	7,338
Accrued expenses, accrued income taxes, and other current liabilities	(1,309)	(1,991)
Deferred revenue	(332)	3,315
Lease obligations	(1,880)	(434)
Other non-current liabilities	288	239
Net cash provided by operating activities	25,729	23,848
Investing Activities
Purchases of property and equipment	(8,584)	(981)
Capitalization of website development costs	(1,527)	(725)
Cash paid for acquisition	(19,139)	—
Investments in certificates of deposit	(96,527)	(130,000)
Maturities of certificates of deposit	100,000	70,000
Net cash used in investing activities	(25,777)	(61,706)
Financing Activities
Proceeds from exercise of stock options	1,088	2,385
Financing cash flows from finance leases	(12)	—
Payment of initial public offering costs	—	(1,142)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(8,591)	(17,488)
Net cash used in financing activities	(7,515)	(16,245)
Impact of foreign currency on cash, cash equivalents, and restricted cash	17	(83)
Net decrease in cash, cash equivalents, and restricted cash	(7,546)	(54,186)
Cash, cash equivalents, and restricted cash at beginning of period	37,558	89,552
Cash, cash equivalents, and restricted cash at end of period	$30,012	$35,366
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$88	$2,280
Cash paid for interest	$3	$10
Unpaid purchases of property and equipment and internal-use software	$2,650	$712
Capitalized stock-based compensation expense in website development and internal-use software costs	$626	$210
Cash paid for operating lease liabilities	$5,605	$—

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

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and December 31, 2018, results of operations, comprehensive income, and changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

In the results of operations for the three and six months ended June 30, 2019 and 2018, the Company has separately presented interest income from other income, net due to the increase in amount during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.  Additionally, the results of operations for the three and six months ended June 30, 2018 and statement of cash flows for the six months ended June 30, 2018, were adjusted due to the impact of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”).

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report, other than those resulting from the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (as amended, “ASC 842”), which is described below.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its Unaudited Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP.

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

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition and revenue reserve, variable consideration, the valuation of goodwill and intangible assets, the capitalization of product, technology, and development costs for website development and internal‑use software, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

For the six months ended June 30, 2019 and the year ended December 31, 2018, no individual customer accounted for more than 10% of total revenue.

As of June 30, 2019, two customers accounted for 25% and 12% of net accounts receivable, respectively. As of December 31, 2018, two customers accounted for 21% and 14% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at June 30, 2019 or December 31, 2018.

Included in net accounts receivable at June 30, 2019 and December 31, 2018, is $6,947 and $5,815, respectively, of unbilled accounts receivable primarily related to advertising customers billed within a quarter subsequent to services rendered.

Revenue Recognition

The following table summarizes revenue from contracts with customers by revenue source for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by Revenue Stream
Marketplace subscription revenue	$129,096	$97,725	$249,939	$186,882
Advertising and other revenue	15,935	12,571	30,362	21,989
Total	$145,031	$110,296	$280,301	$208,871

The Company provides disaggregation of revenue based on the marketplace subscription versus advertising and other revenue classification in the table above and based on geographic region (see Note 12) as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

From time to time, the Company may enter into contracts that include variable consideration, for which the Company estimates the value of the variable consideration in determining the transaction price and allocates it to the appropriate performance obligation(s). The Company reassesses any estimates of variable consideration at each reporting period.

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2019 was $3,613, which the Company expects to recognize over an average of twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2019. For performance obligations not satisfied as of June 30, 2019, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2019. The remaining duration is less than one year.

Revenue recognized during the six months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $8,811.

Recent Accounting Pronouncements Adopted

Lease Accounting

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842. ASC 842 requires a lessee to recognize most leases on the Unaudited Condensed Consolidated Balance Sheet but recognize expenses on the Unaudited Condensed Consolidated Income Statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. The Company adopted ASC 842 as of January 1, 2019, using the additional transition method offered through ASU No. 2018-11. This approach provides a method for recording existing leases at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Lease Overview

The Company’s operating lease obligations consist of various leases for office space in: Cambridge, Massachusetts; Detroit, Michigan; Los Angeles, California; Dublin, Ireland; and London, United Kingdom. The Detroit, Los Angeles and London leases are immaterial to the Company. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

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

Each of the three leases described above provides for leasehold improvement incentives and annual rent increases through the term of the lease.  Each of the three leases above also has an associated letter of credit, which is recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At June 30, 2019 and December 31, 2018, restricted cash was $2,170 and $2,671, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the three letters of credit related to the contractual provisions for the Company’s building lease security deposits. At June 30, 2019 and December 31, 2018, portions of restricted cash were classified as a short-term asset and long‑term asset. Additionally, 121 First St. has an associated security deposit, which was recorded in other assets, net within the Unaudited Condensed Consolidated Balance Sheet.

On September 26, 2017, the Company assumed an operating lease, which was entered into by the original lessee on August 12, 2013, in Dublin, Ireland at Styne House, Upper Hatch St. for the lease of 13,345 square feet of office space with a non-cancellable term through 2023. The lease provided for a rent increase at the end of year five of the original lease term.

On May 1, 2019, the Company entered into an operating lease in Needham, Massachusetts for the lease of data center space with a non-cancellable term through 2022 with automatic renewal for one year thereafter if not terminated. The lease provides for annual rent increases through the term of the lease.

The Company’s financing lease obligations consist of a lease for office equipment and are immaterial.

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

During the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018, the Company recognized $2,442, $1,598, $4,890 and $3,186, respectively, of lease costs. The Company allocates lease costs across all departments based on headcount in the respective location.

As of June 30, 2019, the weighted average remaining lease term was 9.7 years and the weighted average discount rate was 5.9%. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company uses the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Future minimum lease payments as of June 30, 2019 are as follows:

Year Ending December 31,	Operating Lease Commitments
2019 (excluding the six months ended June 30, 2019)	$4,470
2020	11,252
2021	11,503
2022	11,146
2023	5,680
Thereafter	37,645
Total lease payments	$81,696
Less imputed interest	(22,465)
Total	$59,231

Options to extend lease terms are not included in the chart above as they are not reasonably certain of being exercised.

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU 2018-07”).  ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this update state that an entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has assessed the impact of this guidance on its Unaudited Condensed Consolidated Financial Statements and does not deem it to be material. The Company adopted the guidance on January 1, 2019.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard requires companies to expense the capitalized implementation costs over the term of the hosting arrangement. Amounts expensed would be presented through operating expense, rather than depreciation or amortization. Accounting for the service component of a hosting arrangement remains unchanged. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company adopted this standard effective January 1, 2019 and applied the guidance using a prospective transition method for each period presented. In the first quarter of 2019, the Company launched an initiative designed to evaluate and enhance its enterprise applications. As a result, $1,832 of implementation costs associated with service contracts have been classified in other long-term assets in the Unaudited Condensed Balance Sheet as of June 30, 2019. The implementation costs relate to assets that had not been placed in service as of June 30, 2019.

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

3. Acquisitions

On January 8, 2019, the Company, through CarGurus UK Limited, a company incorporated in England & Wales and a wholly owned subsidiary of CarGurus Ireland Limited, a company incorporated in Ireland and a wholly owned subsidiary of the Company (the “Purchaser”), completed its acquisition of PistonHeads, a UK-based automotive website (“PistonHeads”), by acquiring the entire issued share capital of Haymarket New4 Ltd., a company incorporated in England & Wales and now known as PistonHeads Holdco Limited (“NewCo”), from Haymarket Media Group Ltd., a company incorporated in England & Wales (the “Seller”), on the terms and subject to the conditions set forth in the Put and Call Option Agreement dated December 3, 2018, by and among the Purchaser, the Seller and Haymarket Group Limited, a company incorporated in England & Wales. The PistonHeads website hosts used car classifieds, articles and forums.  The Purchaser paid an aggregate of 15,000 GBP, or approximately $19,139, to acquire the business, inclusive of 1,000 GBP, or approximately $1,276, being held in escrow to secure post-closing claims, subject to the terms and conditions of an escrow agreement between the Purchaser and the Seller. Upon completion of the acquisition, NewCo became a wholly owned subsidiary of the Purchaser.  The business combination is intended to expand the Company’s consumer audience in the UK. As of June 30, 2019, the Company has incurred total acquisition-related costs of $747 related to the transaction.

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

	Estimated Fair Value at Date of Acquisition	Adjustment	Adjusted Fair Value at Date of Acquisition
Intangible assets (1)	$4,466	$—	$4,466
Goodwill (2)	15,521	(655)	14,866
Deferred tax liabilities (3)	(848)	655	(193)
Total purchase price	$19,139	$—	$19,139

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

(3)

The deferred tax liability corresponds to the acquired intangible assets which do not have tax basis. As the Company continued to refine its purchasing price accounting, it determined to reduce the deferred tax liability which resulted in an adjustment to goodwill.

Actual and pro forma results for these acquisitions have not been presented as the financial impact to the Company’s Unaudited Condensed Consolidated Financial Statements is not material.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and at December 31, 2018:

	At June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$5,037	$—	$—	$5,037
Investments:
Certificates of deposit	—	119,327	—	119,327
Total	$5,037	$119,327	$—	$124,364

	At December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$24	$—	$—	$24
Investments:
Certificates of deposit	—	122,800	—	122,800
Total	$24	$122,800	$—	$122,824

Certificates of deposit at June 30, 2019 and December 31, 2018 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of June 30, 2019 and December 31, 2018. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the six months ended June 30, 2019 or the year ended December 31, 2018.

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities one year or less from the balance sheet date are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date.

Cash and cash equivalents primarily consist of cash on deposit with banks, and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The following is a summary of cash, cash equivalents, and investments as of June 30, 2019 and December 31, 2018:

	At June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$27,842	$—	$—	$27,842
Investments:
Certificates of deposit due in one year or less	119,327	—	—	119,327
Total cash, cash equivalents, and investments	$147,169	$—	$—	$147,169

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$34,887	$—	$—	$34,887
Investments:
Certificates of deposit due in one year or less	122,800	—	—	122,800
Total cash, cash equivalents, and investments	$157,687	$—	$—	$157,687

5. Property and Equipment, Net

Property and equipment consists of the following:

	At June 30, 2019	At December 31, 2018
Computer equipment	$7,801	$4,208
Capitalized software	181	252
Capitalized website development costs	9,019	6,907
Furniture and fixtures	6,659	4,584
Leasehold improvements	19,490	10,821
Construction in progress	—	8,971
Finance lease right-of-use assets	97	—
	43,247	35,743
Less accumulated depreciation	(14,609)	(11,474)
Property and equipment, net	$28,638	$24,269

Depreciation and amortization expense, excluding amortization of intangible assets, was $1,750, $1,220, $3,222 and $2,457 for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018, respectively. The increase of $8,669 in leasehold improvements and the decrease of $8,971 in construction in progress at June 30, 2019 were primarily due to costs incurred to build out the Company’s new leased facility.  The facility became occupied subsequent to December 31, 2018 at which time the assets ceased to be classified as construction in progress and became classified as leasehold improvement.

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2018	$—
Initial value of PistonHeads acquisition	15,521
Foreign currency translation adjustment	580
Purchase price adjustment (1)	(655)
Balance at June 30, 2019	$15,446

(1)	The purchase price adjustment corresponds to an adjustment for the deferred tax liability as the Company continues to refine income tax treatment.

The Company did not have a goodwill balance prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets

Intangible assets as of June 30, 2019 consist of the following:

	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.5	$3,579	$153	$3,426
Customer relationships	2.5	1,060	166	894
Total		$4,639	$319	$4,320

The Company did not have intangible assets prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company recorded amortization expense related to intangible assets of $164 and $319 for the three and six months ended June 30, 2019, respectively.

The estimated useful life of brand and customer relationships is 11 years and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Estimated amortization expense of intangible assets for future periods as of June 30, 2019, is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2019	$340
2020	680
2021	680
2022	333
2023	326
2024 and thereafter	1,961
Total	$4,320

7. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At June 30, 2019	At December 31, 2018
Accrued bonus	$6,057	$8,266
Other accrued expenses, accrued income taxes and other current liabilities	8,748	10,388
Total	$14,805	$18,654

8. Commitments and Contingencies

Operating Leases

As of June 30, 2019, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the 2018 Annual Report, other than those discussed in Note 2 as a result of the adoption of ASC 842. All of the Company’s property, equipment, and software have been purchased with cash with the exception of $2,650 of unpaid property and equipment costs and $101 related to finance lease obligations as of June 30, 2019. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at June 30, 2019 and December 31, 2018, the Company has not incurred any costs for guarantees or indemnities.

9. Stock-based Compensation

Total stock-based compensation expense was $8,943, $5,605, $16,629 and $9,423 for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018, respectively.  The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options	$44	$64	$95	$129
RSUs	8,899	5,541	$16,534	9,294
Total stock-based compensation expense	$8,943	$5,605	$16,629	$9,423

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$95	$92	176	$181
Sales and marketing expense	2,560	1,536	4,872	2,546
Product, technology, and development expense	3,997	2,658	7,180	4,319
General and administrative expense	2,291	1,319	4,401	2,377
Total	$8,943	$5,605	$16,629	$9,423

Excluded from stock-based compensation expense is $317 and $626 of capitalized website development and internal-use software costs for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense related to capitalized website development costs was immaterial for the three months ended June 30, 2018 and $210 for the six months ended June 30, 2018.

During the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018, the Company withheld 122,137, 471,470, 224,171, and 471,470 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and option costs due to net share settlement. The shares withheld remain in the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities and for option costs due to net share settlements were $4,637, $17,488, $8,591, and $17,488 for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Earnings Per Share

Net income per share for the three and six months ended June 30, 2019 and 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three and six months ended June 30, 2019, no holders of Class B common stock converted shares of Class B common stock to Class A common stock. During the three and six months ended June 30, 2018, holders of Class B common stock converted 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and six months ended June 30, 2019 and 2018 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and six months ended June 30, 2019 and 2018, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$6,007	$33,343	$18,591	$38,838
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	111,299,345	108,500,802	111,051,070	107,726,105
Dilutive effect of share equivalents resulting from stock options	1,195,429	3,159,031	1,322,752	3,965,593
Dilutive effect of share equivalents resulting from unvested restricted stock units	893,735	1,421,376	1,024,971	1,523,866
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,388,509	113,081,209	113,398,793	113,215,564
Net income per share attributable to common stockholders:
Basic	$0.05	$0.31	$0.17	$0.36
Diluted	$0.05	$0.29	$0.16	$0.34

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2019 and 2018, as their effect would have been anti-dilutive for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units outstanding	1,293,969	160,900	1,076,193	80,450

11. Income Taxes

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $5,113, representing an effective tax rate of (37.9)%. The effective tax rate for the six months ended June 30, 2019 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

During the six months ended June 30, 2018, the Company recorded an income tax benefit of $27,441, representing an effective tax rate of (240.8)%. The effective tax rate for the six months ended June 30, 2018 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

In 2018, the Internal Revenue Service commenced a federal income tax audit with respect to the Company’s 2016 tax year.  In 2019, the Internal Revenue Service commenced a federal employment tax audit with respect to the 2016, 2017 and 2018 calendar years.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenue:
United States	$137,010	$106,371	$265,413	$201,431
International	8,021	3,925	14,888	7,440
Total revenue	$145,031	$110,296	$280,301	$208,871

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment income (loss) from operations:
United States	$14,119	$11,995	$31,500	$25,928
International	(10,571)	(8,042)	(20,517)	(15,516)
Total income from operations	$3,548	$3,953	$10,983	$10,412

As of June 30, 2019, total assets held outside of the United States was $28.8 million, primarily attributable to $15.4 million of goodwill and $4.3 million of intangible assets. As of December 31, 2018, total assets held outside the United States was not material.

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

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. We generated revenue of $145.0 million in the three months ended June 30, 2019, a 31% increase from $110.3 million of revenue in the three months ended June 30, 2018. Our revenue for the six months ended June 30, 2019 was $280.3 million, a 34% increase from $208.9 million of revenue in the six months ended June 30, 2018.

For the three months ended June 30, 2019, we generated net income of $6.0 million and our Adjusted EBITDA was $14.4 million, compared to net income of $33.3 million and Adjusted EBITDA of $10.8 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, we generated net income of $18.6 million and our Adjusted EBITDA was $31.2 million, compared to net income of $38.8 million and Adjusted EBITDA of $22.3 million for the six months ended June 30, 2018. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to net income.

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

	Three Months Ended June 30,
Average Monthly Unique Users	2019		2018
	(in thousands)
United States	36,861		36,046
International	9,750	(1)	3,484
Total	46,611		39,530

(1)	Includes users from the PistonHeads website.

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

	Three Months Ended June 30,
Average Monthly Sessions	2019		2018
	(in thousands)
United States	101,420		93,324
International	24,055	(1)	7,978
Total	125,475		101,302

(1)	Includes sessions from the PistonHeads website.

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

	At June 30,
Number of Paying Dealers	2019		2018
United States	28,431		26,871
International	5,836	(1)	3,098
Total	34,267		29,969

(1)	Includes paying dealers from the PistonHeads website.

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

	At June 30,
Average Annual Revenue per Subscribing Dealer (AARSD)	2019		2018
United States	$16,188		$13,130
International	$4,911	(1)	$5,037
Consolidated	$14,715	(1)	$12,425

(1)

Excludes AARSD from both the (i) PistonHeads website as it was acquired on January 8, 2019, and therefore, data for the trailing 12-month revenue calculation is not available and (ii) Italy website as it began earning marketplace subscription revenue during the three months ended June 30, 2019, and therefore, data for the trailing 12-month revenue calculation is not available.

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other income, net, the benefit from income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect other income, net, which primarily includes interest income;

•	Adjusted EBITDA does not reflect the benefit from income taxes; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Net income	$6,007	$33,343	$18,591	$38,838
Depreciation and amortization	1,914	1,220	3,541	2,457
Stock-based compensation expense	8,943	5,605	16,629	9,423
Other income, net	(849)	(703)	(2,495)	(985)
Benefit from income taxes	(1,610)	(28,687)	(5,113)	(27,441)
Adjusted EBITDA	$14,405	$10,778	$31,153	$22,292

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

Advertising and Other Revenue

Advertising and other revenue consists primarily of non-dealer display advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions, or CPM, basis.  An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, we also have advertising sold on a cost per click basis. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. Advertising and other revenue also includes revenue from a partnership with a financial services company pursuant to which we enable eligible consumers on our United States website to pre-qualify for financing on cars from dealerships that already offer financing through such company.

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation expense related to the customer support team and third-party service provider costs such as data center and networking expenses, allocated overhead, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized website development and internal-use software costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

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

Product, Technology, and Development

Product, technology, and development expenses, which include research and development costs, consist primarily of personnel costs of our development team, including payroll, benefits, stock-based compensation expense and allocated overhead costs. Other than website development and internal-use software costs as well as other costs that qualify for capitalization, research and development costs are expensed as incurred. We expect product, technology, and development expenses to increase as we develop new solutions and make improvements to our existing platform.

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

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment, which includes leasehold improvements, and amortization of capitalized website development and internal-use software costs as well as intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, interest expense on lease obligations, and net foreign exchange gains and losses.

Benefit from Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a benefit from income taxes for the three months ended June 30, 2019 and 2018 as well as for the six months ended June 30, 2019 and 2018. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against our net deferred tax assets as of June 30, 2019 was immaterial. We have not provided a valuation allowance against our net deferred tax assets at  December 31, 2018.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$129,096	$97,725	$249,939	$186,882
Advertising and other	15,935	12,571	30,362	21,989
Total revenue	145,031	110,296	280,301	208,871
Cost of revenue	8,628	5,959	16,348	11,528
Gross profit	136,403	104,337	263,953	197,343
Operating expenses:
Sales and marketing	101,789	78,395	193,105	147,240
Product, technology, and development	17,346	11,844	33,318	20,942
General and administrative	12,540	9,541	24,300	17,412
Depreciation and amortization	1,180	604	2,247	1,337
Total operating expenses	132,855	100,384	252,970	186,931
Income from operations	3,548	3,953	10,983	10,412
Other income, net:
Interest income	744	641	1,488	932
Other income, net	105	62	1,007	53
Total other income, net	849	703	2,495	985
Income before income taxes	4,397	4,656	13,478	11,397
Benefit from income taxes	(1,610)	(28,687)	(5,113)	(27,441)
Net income	$6,007	$33,343	$18,591	$38,838

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$137,010	$106,371	$265,413	$201,431
International	8,021	3,925	14,888	7,440
Total	$145,031	$110,296	$280,301	$208,871
Income (Loss) from Operations
United States	$14,119	$11,995	$31,500	$25,928
International	(10,571)	(8,042)	(20,517)	(15,516)
Total	$3,548	$3,953	$10,983	$10,412

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Marketplace subscription	89%	89%	89%	89%
Advertising and other	11	11	11	11
Total revenue	100%	100%	100%	100%
Cost of revenue	6	5	6	6
Gross profit	94	95	94	94
Operating expenses:
Sales and marketing	70	70	68	70
Product, technology, and development	12	11	12	10
General and administrative	9	9	9	8
Depreciation and amortization	1	1	1	1
Total operating expenses	92	91	90	89
Income from operations	2	4	4	5
Other income, net:
Interest income	1	1	1	0
Other income, net	0	0	0	0
Total other income, net	1	1	1	0
Income before income taxes	3	5	5	5
Benefit from income taxes	(1)	(25)	(2)	(14)
Net income	4%	30%	7%	19%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Additional Financial Data:
Revenue
United States	94%	96%	95%	96%
International	6	4	5	4
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	10%	11%	11%	12%
International	(8)	(7)	(7)	(7)
Total	2%	4%	4%	5%

For the three months ended June 30, 2019 and 2018

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$129,096	$97,725	$31,371	32%
Advertising and other	15,935	12,571	3,364	27
Total	$145,031	$110,296	$34,735	31%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $34.7 million, or 31%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Marketplace subscription revenue increased by 32%, while advertising and other revenue grew by 27%.

Marketplace subscription revenue increased by $31.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and represented 89% of total revenue for both the three months ended June 30, 2019 and 2018. This increase in marketplace subscription revenue was attributable primarily to a 14% growth in the number of total paying dealers, to 34,267 as of June 30, 2019 from 29,969 as of June 30, 2018, and to a 23% growth in our AARSD for United States dealers to $16,188 as of June 30, 2019 from $13,130 as of June 30, 2018. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products. The increase in our AARSD for United States dealers was driven by new products, unit pricing and packaging as well as the investments made in building our brand and growing our audience which resulted in growth in volume of connections.

Advertising and other revenue increased by $3.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and represented 11% of total revenue for both the three months ended June 30, 2019 and 2018. The increase in advertising and other revenue was driven by a 28% increase in the number of impressions delivered, which was partially offset by a 12% decline in the average price per thousand impressions in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was also attributable to revenue earned from a partnership with a financial services company.

Revenue by Segment

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
United States	$137,010	$106,371	$30,639	29%
International	8,021	3,925	4,096	104
Total	$145,031	$110,296	$34,735	31%
Percentage of total revenue:
United States	94%	96%
International	6	4
Total	100%	100%

United States revenue increased $30.6 million, or 29%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to a 6% increase in the number of United States paying dealers and a 23% increase in AARSD for United States dealers.

International revenue increased $4.1 million, or 104%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an 88% increase in the number of International paying dealers which was partially offset by a 3% decrease in AARSD for International dealers. The increase in International revenue was also partially attributable to PistonHeads revenue.

Cost of Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$8,628	$5,959	$2,669	45%
Percentage of total revenue	6%	5%

Cost of revenue increased $2.7 million, or 45%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to a $0.9 million increase in fees related to provisioning advertising campaigns on our websites, a $0.9 million increase in data center and hosting costs, a $0.6 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, and a $0.3 million increase in employee-related costs for our customer support team.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$101,789	$78,395	$23,394	30%
Percentage of total revenue	70%	70%

Sales and marketing expenses increased $23.4 million, or 30%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to an increase in advertising costs of $15.7 million as well as an increase of $2.8 million in salaries and employee-related costs, exclusive of commissions expense and stock-based compensation expense, which increased $1.1 million and $1.0 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 37% increase in headcount and the increase in commissions expense was due primarily to favorable sales. The increase for the three months ended June 30, 2019 was also due in part to an $0.8 million increase in consulting fees, a $0.5 million increase in lease costs due to a new office building in Cambridge, and a $0.4 million increase in software subscriptions.

Product, Technology, and Development Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Product, technology, and development	$17,346	$11,844	$5,502	46%
Percentage of total revenue	12%	11%

Product, technology, and development expenses increased $5.5 million, or 46%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to a $3.4 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.3 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 44% increase in headcount to support our growth and product innovations. The increase for the three months ended June 30, 2019 was also due in part to a $0.5 million increase in recruiting and consulting fees and a $0.4 million increase in lease costs due to a new office building in Cambridge.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$12,540	$9,541	$2,999	31%
Percentage of total revenue	9%	9%

General and administrative expenses increased $3.0 million, or 31%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to a $1.0 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.0 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 47% increase in headcount to support our expanded operations as we continue to grow our business. The increase for the three months ended June 30, 2019 was also due in part to a $0.5 million increase in payment processing and billing costs due to increased customer transactions driven by strong revenue growth, a $0.2 million increase in recruiting fees, and a $0.2 million increase in software subscriptions.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,180	$604	$576	95%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.6 million, or 95%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an increase in depreciation related to the additional leasehold improvements required for the new office building in Cambridge.

Other Income, Net

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$744	$641	$103	16%
Other income, net	105	62	43	69
Total other income, net	$849	$703	$146	21%
Percentage of total revenue:
Interest income	1%	1%
Other income, net	0	0
Total other income, net	1%	1%

Total other income, net increased $0.1 million, or 21%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The $0.1 million increase in interest income was primarily due to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations.

Benefit from Income Taxes

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(1,610)	$(28,687)	$27,077	(94)%
Percentage of total revenue	(1)%	(25)%

The benefit from income taxes recorded during the three months ended June 30, 2019, as compared to the benefits from income taxes recorded during the three months ended June 30, 2018 was principally due to $2.4 million of tax benefits related to excess stock-based compensation deductions recorded during the three months ended June 30, 2019, compared to $28.9 million recorded during the three months ended June 30, 2018,  as well as a decrease in federal and state research and development tax credits as compared to the three months ended June 30, 2018.

Income (Loss) from Operations by Segment

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$14,119	$11,995	$2,124	18%
International	(10,571)	(8,042)	(2,529)	(31)
Total	$3,548	$3,953	$(405)	(10)%
Percentage of segment revenue:
United States	10%	11%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $2.1 million, or 18%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was due to increases in revenue of $30.6 million, offset by increases in operating expenses of $26.1 million and cost of revenue of $2.4 million.

International loss from operations increased $2.5 million, or 31%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in International loss from operations reflects our continued investment in international markets and expansion into new countries.

For the six months ended June 30, 2019 and 2018

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$249,939	$186,882	$63,057	34%
Advertising and other	30,362	21,989	8,373	38
Total	$280,301	$208,871	$71,430	34%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $71.4 million, or 34%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Marketplace subscription revenue increased by 34%, while advertising and other revenue grew by 38%.

Marketplace subscription revenue increased by $63.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 and represented 89% of total revenue for both the six months ended June 30, 2019 and 2018. This increase in marketplace subscription revenue was attributable primarily to a 14% growth in the number of total paying dealers, to 34,267 as of June 30, 2019 from 29,969 as of June 30, 2018, and to a 23% growth in our AARSD for United States dealers to $16,188 as of June 30, 2019 from $13,130 as of June 30, 2018. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products. The increase in our AARSD for United States dealers was driven by new products, unit pricing and packaging as well as the investments made in building our brand and growing our audience which resulted in growth in volume of connections.

Advertising and other revenue increased by $8.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 and represented 11% of total revenue for both the six months ended June 30, 2019 and 2018. The increase in advertising and other revenue was due primarily to a 34% increase in the number of impressions delivered, partially offset by a 6% decrease in the average price per thousand impressions, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was also attributable to revenue earned from a partnership with a financial services company.

Revenue by Segment

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
United States	$265,413	$201,431	$63,982	32%
International	14,888	7,440	7,448	100
Total	$280,301	$208,871	$71,430	34%
Percentage of total revenue:
United States	95%	96%
International	5	4
Total	100%	100%

United States revenue increased $64.0 million, or 32%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to a 6% increase in the number of United States paying dealers and a 23% increase in AARSD for United States dealers.

International revenue increased $7.4 million, or 100%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to an 88% increase in the number of International paying dealers, which was partially offset by a 3% decrease in AARSD for International dealers. The increase in International revenue was also partially attributable to PistonHeads revenue.

Cost of Revenue

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$16,348	$11,528	$4,820	42%
Percentage of total revenue	6%	6%

Cost of revenue increased $4.8 million, or 42%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due primarily to a $1.6 million increase in data center and hosting costs, a $1.5 million increase in fees related to provisioning advertising campaigns on our websites, a $1.3 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.6 million increase in employee-related costs for our customer support team to support the growth in customers, and a $0.3 million increase in increase in amortization and depreciation. These increases were partially offset by a $0.6 million increase in vendor rebates during the six months ended June 30, 2019.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$193,105	$147,240	$45,865	31%
Percentage of total revenue	68%	70%

Sales and marketing expenses increased $45.9 million, or 31%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  This increase was due primarily to an increase in advertising costs of $29.5 million as well as an increase of $6.0 million in salaries and employee-related costs, exclusive of commissions expense and stock-based compensation expense, which increased $3.0 million and $2.3 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 37% increase in headcount. The increase in commissions expense was due primarily to favorable sales. The increase for the six months ended June 30, 2019 was also due in part to a $1.2 million increase in recruiting and consulting fees, a $0.9 million increase in lease costs due to a new office building in Cambridge, a $0.9 million increase in marketing events and market research due to efforts to increase brand awareness, and a $0.6 million increase in software subscriptions.

Product, Technology, and Development Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Product, technology, and development	$33,318	$20,942	$12,376	59%
Percentage of total revenue	12%	10%

Product, technology, and development expenses increased $12.4 million, or 59%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due primarily to a $7.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $2.9 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 44% increase in headcount to support our growth and product innovations. The increase for the six months ended June 30, 2019 was also due in part to an $0.8 million increase in lease costs due to a new office building in Cambridge, and a $0.7 million increase in recruiting and consulting fees.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$24,300	$17,412	$6,888	40%
Percentage of total revenue	9%	8%

General and administrative expenses increased $6.9 million, or 40%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to a $2.5 million increase of salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $2.0 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 47% increase in headcount to support our expanded operations as we continue to grow our business. The increase for the six months ended June 30, 2019 was also due in part to a $0.9 million increase in payment processing and billing costs due to increased customer transactions driven by strong revenue growth, an $0.8 million increase in recruiting, consulting, audit and tax services fees, a $0.4 million increase in lease costs due to a new office building in Cambridge, and a $0.4 million increase in software subscriptions.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,247	$1,337	$910	68%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.9 million, or 68%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to an increase in depreciation related to the additional leasehold improvements required for the new office building in Cambridge.

Other Income, Net

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$1,488	$932	$556	60%
Other income, net	1,007	53	954	1,800
Total other income, net	$2,495	$985	$1,510	153%
Percentage of total revenue:
Interest income	1%	0%
Other income, net	0	0
Total other income, net	1%	0%

Total other income, net increased $1.5 million, or 153%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The $0.6 million increase in interest income was primarily due to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations. The $1.0 million increase in other income was primarily due to an $0.8 million realized foreign currency gain due to the settlement of an intercompany note payable in connection with the PistonHeads acquisition during the six months ended June 30, 2019.

Benefit from Income Taxes

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(5,113)	$(27,441)	$22,328	(81)%
Percentage of total revenue	(2)%	(14)%

The benefit from income taxes recorded during the six months ended June 30, 2019, as compared to the benefit from income taxes recorded during the six months ended June 30, 2018, was principally due to $7.7 million of tax benefits related to excess stock-based compensation deductions recording during the six months ended June 30, 2019, compared to $28.9 million recorded during the six months ended June 30, 2018, as well as a decrease in federal and state research and development tax credits as compared to the six months ended June 30, 2018.

Income (Loss) from Operations by Segment

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$31,500	$25,928	$5,572	21%
International	(20,517)	(15,516)	(5,001)	(32)
Total	$10,983	$10,412	$571	5%
Percentage of segment revenue:
United States	12%	13%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $5.6 million or 21%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was due to an increase in revenue of $64.0 million, offset by increases in operating expenses of $54.2 million and cost of revenue of $4.2 million.

International loss from operations increased $5.0 million, or 32%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in International loss from operations reflects our continued investment in international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At June 30, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents of $27.8 million and $34.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $119.3 million and $122.8 million at June 30, 2019 and December 31, 2018, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$25,729	$23,848
Net cash used in investing activities	(25,777)	(61,706)
Net cash used in financing activities	(7,515)	(16,245)
Impact of foreign currency on cash	17	(83)
Net decrease in cash, cash equivalents, and restricted cash	$(7,546)	$(54,186)

Our operations have been financed primarily from operating activities, sales of preferred stock and our initial public offering, or IPO. We generated cash from operating activities of $25.7 million during the six months ended June 30, 2019, and $23.8 million during the six months ended June 30, 2018, and we expect to generate cash from operations for the foreseeable future.

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

Operating Activities

Cash provided by operating activities of $25.7 million during the six months ended June 30, 2019 was due primarily to net income of $18.6 million, adjusted for $16.6 million of stock-based compensation expense, $3.6 million of amortization of deferred contract costs and $3.5 million of depreciation and amortization, partially offset by $5.3 million of deferred taxes. Cash provided by operating activities was also attributable to a $6.0 million increase in accounts payable, partially offset by a $7.8 million decrease in deferred contract costs, a $3.8 million decrease in accounts receivable, a $2.0 decrease in prepaid expenses, prepaid income taxes, and other assets, a $1.9 million decrease in lease obligations, and a $1.3 million decrease in accrued expenses, accrued income taxes, and other current liabilities.

Cash provided by operating activities of $23.8 million during the six months ended June 30, 2018 was due primarily to net income of $38.8 million, adjusted for $9.4 million of stock-based compensation expense, $2.5 million of depreciation and amortization and $1.3 million of amortization of deferred contract costs, partially offset by $27.1 million of deferred taxes. Cash provided by operating activities was also attributable to a $7.3 million increase in accounts payable and a $3.3 million increase in deferred revenue, partially offset by a $6.5 million decrease in deferred contract costs, a $4.3 million decrease in prepaid expenses, prepaid income taxes, and other assets, and a $2.0 decrease in accrued expenses, accrued income taxes, and other current liabilities.

Investing Activities

Cash used in investing activities of $25.8 million during the six months ended June 30, 2019 was due $19.1 million of acquisition cash payments, $8.7 million of purchases of property and equipment and $1.5 million related to the capitalization of website development costs. This was offset by $100.0 million of maturities of certificates of deposit, net of investments in certificates of deposit of $96.5 million.

Cash used in investing activities of $61.7 million during the six months ended June 30, 2018 was due to $130.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $70.0 million, $1.0 million related to investments in furniture, computer equipment, and leasehold improvements and $0.7 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $7.5 million during the six months ended June 30, 2019 was due primarily to the payment of withholding taxes and option costs on net share settlements of restricted stock units and stock options of $8.6 million, partially offset by $1.1 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $16.2 million during the six months ended June 30, 2018 was due to payment of withholding taxes on net share settlements of equity awards of $17.5 million and payment of IPO costs of $1.1 million, partially offset by $2.4 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 2018 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

In preparing our Unaudited Condensed Consolidated Financial Statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent assets and liabilities that are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures. The accounting estimates that require the most difficult and subjective judgments include revenue recognition and revenue reserve, variable consideration, the valuation of goodwill and intangible assets, the capitalization of product, technology, and development costs for website development and internal-use software, and the recoverability of our net deferred tax assets and related valuation allowance. Therefore, we consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.

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

Interest Rate Risk

We did not have any long-term borrowings at June 30, 2019 or at December 31, 2018.

We had cash, cash equivalents, and investments of $147.2 million and $157.7 million at June 30, 2019 and December 31, 2018, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to nine months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2019 and December 31, 2018, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant. During the six months ended June 30, 2019, our foreign currency exposure increased due to an intercompany note payable in connection with the PistonHeads acquisition. The intercompany note payable was settled during the six months ended June 30, 2019.

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

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplace could decline, which in turn could lead dealers to stop listing their inventory in our marketplace, cancel their subscriptions, or reduce their advertising spend with us.  If dealers stop listing their inventory in our marketplace, we may not be able to maintain and grow our consumer traffic, which may cause other dealers to stop using our marketplace.  This reduction in the number of dealers using our marketplace would likely materially and adversely affect our marketplace and our business and financial results.  As consumers increasingly use their mobile devices to access the internet and our marketplace, our success will depend, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices.  We believe that our ability to provide a compelling vehicle search experience, both on the web and through mobile devices, is subject to a number of factors, including:

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

Our success depends on our continued innovation to provide products and services that make our marketplace, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers.  These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplace and dealers to our products and services.  Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplace and its related products and effectively incorporate new internet and mobile technologies into them.  These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and other research and development activities.  In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins and higher marketing and sales costs than our existing products.  We may also change our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers.  Our pricing models may not effectively reflect the value of products to consumers and dealers, and, if we are unable to provide a marketplace and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications.  Without an innovative marketplace and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplace, which could, in turn, negatively impact our business and financial results.

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

Our revenue increased to $454.1 million for the year ended December 31, 2018 from $316.9 million for the year ended December 31, 2017, representing a 43% increase between such periods, and increased to $280.3 million for the six months ended June 30, 2019 from $208.9 million for the six months ended June 30, 2018, representing a 34% increase between such periods. In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations, and our exposure to these risks will increase as we continue to expand internationally.

We expect to expand our international operations significantly by continuing to enter new markets and expanding our offerings in new languages.  In most international markets, we would not be the first entrant, and our competitors may be more established or otherwise better positioned than we are to succeed.  Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ websites and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace.  Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace.  In addition, we may also face litigation from competitors in new markets.  Any of these barriers could impede our expansion into additional international markets, which could affect our business and potential growth.

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

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

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

Our enterprise systems require that we integrate the platforms hosted by certain third-party service providers.  We are responsible for integrating these platforms and updating them to maintain proper functionality.  Issues with these integrations, our failure to properly update third-party platforms or any interruptions to our internal enterprise systems could harm our business by causing delays in our ability to quote, activate service and bill new and existing customers on our platforms.

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

Substantially all of the communications, network, and computer hardware used to operate our platform is located in the United States near Boston, Massachusetts, and in Europe near London, England.  Although we have two locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware or software.  In addition, we do not own or control the operation of these facilities.  We also use third-party hosting services to back up some data. We are planning a migration of our primary data center to a different third-party data center. We do not maintain redundant systems or facilities for some of the services hosted at our current facility.  In the event the migration results in disruption to one or more of these systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers.  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events.  The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.  In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion.  In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.”  If we are restricted in any way in registering our CARGURUS mark in international markets, it could impact our ability to establish and grow our business in Europe and other countries.  Also, while we have registered the CARGURUS and CG logos in the EU and the United Kingdom, as well as the word-mark CARGURUS in France, Spain, the United Kingdom and (for a subset of services) Ireland, we are not able to register the word-mark CARGURUS in the EU and Germany as the mark was deemed to be non-distinctive, and thus unregisterable.  We may be unable to register CARGURUS, the word-mark, in certain other countries in the EU.  If we are unable to register the CARGURUS word-mark in any country, it may limit our ability to challenge unauthorized users of marks that are the same as or similar to CARGURUS.

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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances.  If capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

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

We are also regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service with respect to our 2016 federal income taxes and 2016, 2017 and 2018 federal employment taxes. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

As of December 31, 2018, as a result of our market capitalization as of June 29, 2018 (and our having been public for at least 12 months as of December 31, 2018 and our having filed our 2017 Annual Report with the SEC), we became a large accelerated filer and ceased being an emerging growth company. Therefore, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1#	Consulting Agreement, dated April 1, 2019, by and between the Registrant and Oliver Chrzan.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE 104	XBRL Taxonomy Extension Presentation Linkbase Document. The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.					X X

#	Indicates a management contract or compensatory plan.
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

CarGurus, Inc.

Date: August 6, 2019	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)