Form 10-Q/A
period 2019-06-30
CarGurus, Inc.
filed 2019-08-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of July 31, 2019, the registrant had 90,879,216 shares of Class A common stock, $0.001 par value per share, and 20,702,084 shares of Class B common stock, par value $0.001 per share, outstanding.

Explanatory Note

This Form 10-Q/A is filed as an amendment (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019 (the “Original Form 10-Q”) by CarGurus, Inc. (the “Company”), solely to correct a clerical error on the cover page of the Original Form 10-Q, which incorrectly stated that the number of shares of the Company’s Class A common stock, $0.001 par value per share (the “Class A Common Stock”), outstanding as of July 31, 2019 was 111,581,300. The cover page of this Amendment No. 1 correctly states that the number of shares of the Company’s Class A Common Stock outstanding on July 31, 2019 was 90,879,216.

No other changes have been made to the Original Form 10-Q. This Amendment No. 1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction previously described.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1#	Consulting Agreement, dated April 1, 2019, by and between the Registrant and Oliver Chrzan.	10-Q	001-38233	2019-08-06	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019, formatted in Inline XBRL.					X

#	Indicates a management contract or compensatory plan.
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarGurus, Inc.

Date: August 7, 2019	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (signing on behalf of the registrant as Principal Financial and Accounting Officer)