Form 10-Q
period 2019-09-30
CarGurus, Inc.
filed 2019-11-05
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 91,447,156 shares of Class A common stock, $0.001 par value per share, and 20,502,084 shares of Class B common stock, par value $0.001 per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At September 30, 2019	At December 31, 2018
Assets
Current assets
Cash and cash equivalents	$29,514	$34,887
Investments	134,808	122,800
Accounts receivable, net of allowance for doubtful accounts of $216 and $479 at September 30, 2019 and December 31, 2018, respectively	17,892	13,614
Prepaid expenses and prepaid income taxes	8,381	10,144
Deferred contract costs	8,170	5,253
Other current assets	7,167	7,410
Restricted cash	250	750
Total current assets	206,182	194,858
Property and equipment, net	27,568	24,269
Intangible assets	3,982	—
Goodwill	14,828	—
Operating lease right-of-use assets	56,439	—
Restricted cash	1,914	1,921
Deferred tax assets	44,200	38,886
Deferred contract costs, net of current portion	9,944	7,252
Other long–term assets	4,326	1,104
Total assets	$369,383	$268,290
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$42,752	$34,345
Accrued expenses, accrued income taxes and other current liabilities	14,022	18,654
Deferred revenue	7,781	8,811
Operating lease liabilities	7,823	1,693
Total current liabilities	72,378	63,503
Operating lease liabilities	57,806	9,395
Deferred tax liabilities	289	—
Other non–current liabilities	1,808	1,281
Total liabilities	132,281	74,179
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 91,312,647 and 89,728,223 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	91	90
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 20,502,084 and 20,702,084 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in capital	199,228	184,216
Retained earnings	38,688	9,713
Accumulated other comprehensive (loss) income	(926)	71
Total stockholders’ equity	237,102	194,111
Total liabilities and stockholders’ equity	$369,383	$268,290

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$150,462	$119,125	$430,763	$327,996
Cost of revenue(1)	9,392	6,412	25,740	17,940
Gross profit	141,070	112,713	405,023	310,056
Operating expenses:
Sales and marketing	100,133	82,708	293,238	229,948
Product, technology, and development	17,745	12,771	51,063	33,713
General and administrative	12,322	10,630	36,622	28,042
Depreciation and amortization	1,166	727	3,413	2,064
Total operating expenses	131,366	106,836	384,336	293,767
Income from operations	9,704	5,877	20,687	16,289
Other income, net:
Interest income	759	639	2,247	1,571
Other income (expense), net	251	(38)	1,258	15
Total other income, net	1,010	601	3,505	1,586
Income before income taxes	10,714	6,478	24,192	17,875
Provision for (benefit from) income taxes	330	(7,404)	(4,783)	(34,845)
Net income	$10,384	$13,882	$28,975	$52,720
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.09	$0.13	$0.26	$0.49
Diluted	$0.09	$0.12	$0.26	$0.47
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	111,662,949	109,628,692	111,257,271	108,367,270
Diluted	113,364,775	113,601,415	113,389,695	113,351,150

(1)

Includes depreciation and amortization expense for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018 of $952, $581, $2,246 and $1,701, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10,384	$13,882	$28,975	$52,720
Other comprehensive loss:
Foreign currency translation adjustment	(929)	(12)	(997)	(92)
Comprehensive income	$9,455	$13,870	$27,978	$52,628

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit)	Equity
Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$71	$9,713	$194,111
Net income	—	—	—	—	—	—	12,584	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	(424)	—	(424)
Balance at March 31, 2019	90,370,773	90	20,702,084	21	188,954	(353)	22,297	211,009
Net income	—	—	—	—	—	—	6,007	6,007
Stock–based compensation expense	—	—	—	—	9,260	—	—	9,260
Issuance of common stock upon exercise of stock options	133,838	—	—	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	362,447	1	—	—	(1)	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(122,137)	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustment	—	—	—	—		356	—	356
Balance at June 30, 2019	90,744,921	91	20,702,084	21	193,967	3	28,304	222,386
Net income	—	—	—	—	—	—	10,384	10,384
Stock–based compensation expense	—	—	—	—	9,085	—	—	9,085
Issuance of common stock upon exercise of stock options	144,760	—	—	—	368	—	—	368
Issuance of common stock upon vesting of restricted stock units	343,909	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(120,943)	—	—	—	(4,192)	—	—	(4,192)
Conversion of common stock	200,000	—	(200,000)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(929)	—	(929)
Balance at September 30, 2019	91,312,647	$91	20,502,084	$21	$199,228	$(926)	$38,688	$237,102

Balance at December 31, 2017	77,884,754	$78	28,226,104	$28	$185,190	$228	$(58,499)	$127,025
Net income	—	—	—	—	—	—	5,495	5,495
Stock–based compensation expense	—	—	—	—	3,967	—	—	3,967
Issuance of common stock upon exercise of stock options	6,574	—	10,690	—	80	—	—	80
Cumulative adjustment from adoption of revenue recognition model	—	—	—	—	—	—	3,042	3,042
Conversion of common stock	7,534,710	7	(7,534,710)	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Balance at March 31, 2018	85,426,038	85	20,702,084	21	189,237	300	(49,962)	139,681
Net income	—	—	—	—	—	—	33,343	33,343
Stock–based compensation expense	—	—	—	—	5,666	—	—	5,666
Issuance of common stock upon exercise of stock options	2,466,744	3	—	—	2,302	—	—	2,305
Issuance of common stock upon vesting of restricted stock units	1,261,495	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(471,470)	—	—	—	(17,488)	—	—	(17,488)
Foreign currency translation adjustment	—	—	—	—	—	(152)	—	(152)
Balance at June 30, 2018	88,682,807	89	20,702,084	21	179,716	148	(16,619)	163,355
Net income	—	—	—	—	—	—	13,882	13,882
Stock–based compensation expense	—	—	—	—	5,617	—	—	5,617
Issuance of common stock upon exercise of stock options	411,731	—	—	—	676	—	—	676
Issuance of common stock upon vesting of restricted stock units	260,464	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(93,933)	—	—	—	(4,379)	—	—	(4,379)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2018	89,261,069	$89	20,702,084	$21	$181,630	$136	$(2,737)	$179,139

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$28,975	$52,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,659	3,765
Currency gain on foreign denominated transactions	(927)	(56)
Deferred taxes	(5,025)	(34,543)
Provision for doubtful accounts	695	1,246
Stock-based compensation expense	25,390	14,951
Amortization of deferred contract costs	5,797	2,355
Changes in operating assets and liabilities:
Accounts receivable	(4,984)	(1,168)
Prepaid expenses, prepaid income taxes, and other assets	(871)	(8,648)
Deferred contract costs	(11,442)	(9,715)
Accounts payable	10,740	11,462
Accrued expenses, accrued income taxes, and other current liabilities	(2,047)	(2,964)
Deferred revenue	(1,027)	3,381
Lease obligations	(1,882)	1,466
Other non-current liabilities	500	347
Net cash provided by operating activities	49,551	34,599
Investing Activities
Purchases of property and equipment	(10,765)	(1,873)
Capitalization of website development costs	(2,074)	(978)
Cash paid for acquisition	(19,139)	—
Investments in certificates of deposit	(134,808)	(130,000)
Maturities of certificates of deposit	122,800	110,000
Net cash used in investing activities	(43,986)	(22,851)
Financing Activities
Proceeds from exercise of stock options	1,456	3,061
Financing cash flows from finance leases	(21)	—
Payment of initial public offering costs	—	(1,142)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(12,783)	(21,867)
Net cash used in financing activities	(11,348)	(19,948)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(97)	(54)
Net decrease in cash, cash equivalents, and restricted cash	(5,880)	(8,254)
Cash, cash equivalents, and restricted cash at beginning of period	37,558	89,552
Cash, cash equivalents, and restricted cash at end of period	$31,678	$81,298
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$153	$2,320
Unpaid purchases of property and equipment and internal-use software	$244	$2,201
Capitalized stock-based compensation expense in website development and internal-use software costs	$950	$299
Cash paid for operating lease liabilities	$8,465	$—

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

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and December 31, 2018, results of operations, comprehensive income, and changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The results of operations for the three and nine months ended September 30, 2018 and statement of cash flows for the nine months ended September 30, 2018, were adjusted due to the impact of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”).

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report, other than those resulting from the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (as amended, “ASC 842”), which is described below.

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

For the three and nine months ended September 30, 2019 and 2018, no individual customer accounted for more than 10% of total revenue.

As of September 30, 2019, one customer accounted for 26% of net accounts receivable. As of December 31, 2018, two customers accounted for 21% and 14% of net accounts receivable, respectively. No other individual customer accounted for more than 10% of net accounts receivable at September 30, 2019 or December 31, 2018.

Included in net accounts receivable at September 30, 2019 and December 31, 2018, is $6,509 and $5,815, respectively, of unbilled accounts receivable primarily related to advertising customers billed within a quarter subsequent to services rendered.

Revenue Recognition

The following table summarizes revenue from contracts with customers by revenue source for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by Revenue Stream
Marketplace subscription revenue	$135,542	$105,930	$385,481	$292,812
Advertising and other revenue	14,920	13,195	45,282	35,184
Total	$150,462	$119,125	$430,763	$327,996

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2019 was $2,865, which the Company expects to recognize over an average of nine months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2019. For performance obligations not satisfied as of September 30, 2019, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2019. The remaining duration is less than one year.

Revenue recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $8,811.

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

On August 30, 2019, the Company amended its operating lease agreement in Cambridge, Massachusetts at 55 Cambridge Parkway, which was originally entered into on March 11, 2016 and subsequently amended on July 30, 2016, for the lease of 51,923 square feet of office space. The 2019 amendment granted the Company an additional 36,689 square feet of office space and extended the non-cancellable lease term through 2025 for the office space currently occupied. The Company accounted for the additional 36,689 square feet of office space as a new lease as it provides an additional right-of-use asset that is not included in the original lease and the additional lease payments were determined to be commensurate with the standalone price of the additional space. The non-cancellable lease term of the additional space ends in 2025, with a portion ending in 2023. The term extension of the existing 51,923 square feet of office space was recorded as a lease modification within the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019. The lease, as amended, provides for (i) an option to extend the lease term with respect to a portion of the office space for an additional period of five-years, (ii) leasehold improvement incentives and (iii) annual rent increases through the term of the lease.

On May 1, 2019, the Company entered into an operating lease in Needham, Massachusetts for the lease of data center space with a non-cancellable term through 2022 with automatic renewal for one year thereafter if not terminated. The lease provides for annual rent increases through the term of the lease.

On June 19, 2018, the Company entered into an operating lease in Cambridge, Massachusetts at 121 First St. for the lease of 48,393 square feet of office space with a non-cancellable lease term through 2033 with an option to extend the lease term for two additional periods of five years each. The lease provided for leasehold improvement incentives and provides for annual rent increases through the term of the lease. The Company subleases the fifth floor and records the sublease income in other income (expense), net within the Unaudited Condensed Consolidated Income Statement.  The sublease income is immaterial.

On September 26, 2017, the Company assumed an operating lease, which was entered into by the original lessee on August 12, 2013, in Dublin, Ireland at Styne House, Upper Hatch St. for the lease of 13,345 square feet of office space with a non-cancellable term through 2023. The lease provided for a rent increase at the end of year five of the original lease term.

On October 8, 2014, the Company entered into an operating lease in Cambridge, Massachusetts at 2 Canal Park for the lease of 48,059 square feet of office space with a non-cancellable lease term through 2022 with an option to extend the lease term for one additional period of five years. The lease provided for leasehold improvement incentives and provides for annual rent increases through the term of the lease.

The Company’s financing lease obligations consist of a lease for office equipment and are immaterial.

The leases in Cambridge, Massachusetts have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At September 30, 2019 and December 31, 2018, restricted cash was $2,164 and $2,671, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building lease security deposits. At September 30, 2019 and December 31, 2018, portions of restricted cash were classified as a short-term asset and long‑term asset. Additionally, the 121 First St. lease agreement has an associated security deposit, which is recorded in other assets, net within the Unaudited Condensed Consolidated Balance Sheet.

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

Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $52,334 and $63,280, respectively, as of January 1, 2019. The standard did not materially impact the Unaudited Condensed Consolidated Statement of Cash Flows and had no impact on the Unaudited Condensed Consolidated Income Statement.

During the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, the Company recognized $2,514, $1,610, $7,404 and $4,796, respectively, of lease costs for leases that have commenced. The Company allocates lease costs across all departments based on headcount in the respective location.

As of September 30, 2019, the weighted average remaining lease term was 9.4 years and the weighted average discount rate was 5.3%. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Future minimum lease payments as of September 30, 2019 are as follows:

Year Ending December 31,	Operating Lease Commitments
2019 (excluding the nine months ended September 30, 2019)	$1,936
2020	11,219
2021	11,470
2022	11,369
2023	8,743
Thereafter	43,257
Total lease payments	$87,994
Less imputed interest	(22,365)
Total	$65,629

The chart above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of September 30, 2019. Total estimated future minimum lease payments for leases signed but not yet commenced as of September 30, 2019 are estimated to be $14,089 and have expected commencement dates ranging from November 2019 to December 2020.

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

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard requires companies to expense the capitalized implementation costs over the term of the hosting arrangement. Amounts expensed would be presented through operating expense, rather than depreciation or amortization. Accounting for the service component of a hosting arrangement remains unchanged. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company adopted this standard effective January 1, 2019 and applied the guidance using a prospective transition method for each period presented. In the first quarter of 2019, the Company launched an initiative designed to evaluate and enhance its enterprise applications. As a result, $2,943 of implementation costs associated with service contracts have been classified in other long-term assets in the Unaudited Condensed Balance Sheet as of September 30, 2019. The implementation costs relate to assets that had not been placed in service as of September 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its subsequent related updates establish a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The new standard and its subsequent related updates are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption is permitted. The Company is currently assessing the impact that adopting this guidance will have on its Unaudited Condensed Consolidated Financial Statements.

3. Acquisitions

On January 8, 2019, the Company, through CarGurus UK Limited, a company incorporated in England & Wales and a wholly owned subsidiary of CarGurus Ireland Limited, a company incorporated in Ireland and a wholly owned subsidiary of the Company (the “Purchaser”), completed its acquisition of PistonHeads, a UK-based automotive website (“PistonHeads”), by acquiring the entire issued share capital of Haymarket New4 Ltd., a company incorporated in England & Wales and now known as PistonHeads Holdco Limited (“NewCo”), from Haymarket Media Group Ltd., a company incorporated in England & Wales (the “Seller”), on the terms and subject to the conditions set forth in the Put and Call Option Agreement dated December 3, 2018, by and among the Purchaser, the Seller and Haymarket Group Limited, a company incorporated in England & Wales. The PistonHeads website hosts used car classifieds, articles and forums.  The Purchaser paid an aggregate of 15,000 GBP, or approximately $19,139, to acquire the business, inclusive of 1,000 GBP, or approximately $1,276, being held in escrow to secure post-closing claims, subject to the terms and conditions of an escrow agreement between the Purchaser and the Seller. Upon completion of the acquisition, NewCo became a wholly owned subsidiary of the Purchaser.  The business combination is intended to expand the Company’s consumer audience in the UK. As of September 30, 2019, the Company has incurred total acquisition-related costs of $747 related to the transaction.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the intangible assets and goodwill. Acquired tangible assets and assumed liabilities are immaterial. The following table presents the preliminary purchase price allocation recorded in the Company's Unaudited Condensed Consolidated Balance Sheet as of the acquisition date, which is subject to finalization due to tax treatment for acquired intangible assets:

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

Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s Unaudited Condensed Consolidated Financial Statements is not material.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and at December 31, 2018:

	At September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$5,056	$—	$—	$5,056
Investments:
Certificates of deposit	—	134,808	—	134,808
Total	$5,056	$134,808	$—	$139,864

	At December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$24	$—	$—	$24
Investments:
Certificates of deposit	—	122,800	—	122,800
Total	$24	$122,800	$—	$122,824

Certificates of deposit at September 30, 2019 and December 31, 2018 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of September 30, 2019 and December 31, 2018. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The following is a summary of cash, cash equivalents, and investments as of September 30, 2019 and December 31, 2018:

	At September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$29,514	$—	$—	$29,514
Investments:
Certificates of deposit due in one year or less	134,808	—	—	134,808
Total cash, cash equivalents, and investments	$164,322	$—	$—	$164,322

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$34,887	$—	$—	$34,887
Investments:
Certificates of deposit due in one year or less	122,800	—	—	122,800
Total cash, cash equivalents, and investments	$157,687	$—	$—	$157,687

5. Property and Equipment, Net

Property and equipment consists of the following:

	At September 30, 2019	At December 31, 2018
Computer equipment	$7,905	$4,208
Capitalized software	181	252
Capitalized website development costs	9,767	6,907
Furniture and fixtures	6,648	4,584
Leasehold improvements	19,483	10,821
Construction in progress	—	8,971
Finance lease right-of-use assets	88	—
	44,072	35,743
Less accumulated depreciation and amortization	(16,504)	(11,474)
Property and equipment, net	$27,568	$24,269

Depreciation and amortization expense, excluding amortization of intangible assets, was $1,951, $1,308, $5,173 and $3,765 for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018, respectively. The increase of $8,662 in leasehold improvements and the decrease of $8,971 in construction in progress at September 30, 2019 were primarily due to costs incurred to build out the Company’s new leased facility at 121 First St. in Cambridge, Massachusetts.  The facility became occupied subsequent to December 31, 2018 at which time the assets ceased to be classified as construction in progress and became classified as leasehold improvement.

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2018	$—
Initial value of PistonHeads acquisition	15,521
Foreign currency translation adjustment	(38)
Purchase price adjustment (1)	(655)
Balance at September 30, 2019	$14,828

(1)	The purchase price adjustment corresponds to an adjustment for the deferred tax liability as the Company continues to refine income tax treatment.

The Company did not have a goodwill balance prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets

Intangible assets as of September 30, 2019 consist of the following:

	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.3	$3,441	$233	$3,208
Customer relationships	2.3	1,027	253	774
Total		$4,468	$486	$3,982

The Company did not have intangible assets prior to the closing of the PistonHeads acquisition on January 8, 2019. The Company recorded amortization expense related to intangible assets of $167 and $486 for the three and nine months ended September 30, 2019, respectively.

The estimated useful life of brand and customer relationships is 11 years and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Estimated amortization expense of intangible assets for future periods as of September 30, 2019, is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2019	$161
2020	642
2021	642
2022	338
2023	310
2024 and thereafter	1,889
Total	$3,982

7. Accrued expenses, accrued income taxes and other current liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At September 30, 2019	At December 31, 2018
Accrued bonus	$5,245	$8,266
Other accrued expenses, accrued income taxes and other current liabilities	8,777	10,388
Total	$14,022	$18,654

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2019, there were no material changes in the Company’s contractual obligations and commitments from those disclosed in the 2018 Annual Report, other than those discussed in Note 2. All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of $244 of unpaid property, equipment, and internal-use software costs and immaterial amounts related to finance lease obligations as of September 30, 2019. The Company has no material long-term purchase obligations outstanding with any vendors or third parties.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at September 30, 2019 and December 31, 2018, the Company has not incurred any costs for guarantees or indemnities.

9. Stock-based Compensation

Total stock-based compensation expense was $8,761, $5,528, $25,390 and $14,951 for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018, respectively.  The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options	$35	$63	$130	$192
RSUs	8,726	5,465	25,260	14,759
Total stock-based compensation expense	$8,761	$5,528	$25,390	$14,951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$92	$83	$268	$264
Sales and marketing expense	2,520	1,216	7,392	3,762
Product, technology, and development expense	3,938	2,584	11,118	6,903
General and administrative expense	2,211	1,645	6,612	4,022
Total stock-based compensation expense	$8,761	$5,528	$25,390	$14,951

Excluded from stock-based compensation expense is $324, $89, $950, and $299 of capitalized website development and internal-use software costs for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, the Company withheld 120,943, 93,933, 345,114, and 565,403 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and option costs due to net share settlements. The shares withheld remain in the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities and for option costs due to net share settlements were $4,192, $4,379, $12,783, and $21,867 for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Earnings Per Share

Net income per share for the three and nine months ended September 30, 2019 and 2018 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three and nine months ended September 30, 2019, holders of Class B common stock converted 200,000 shares of Class B common stock to Class A common stock. During the nine months ended September 30, 2018, holders of Class B common stock converted 7,534,710 shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and nine months ended September 30, 2019 and 2018 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and nine months ended September 30, 2019 and 2018, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$10,384	$13,882	$28,975	$52,720
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	111,662,949	109,628,692	111,257,271	108,367,270
Dilutive effect of share equivalents resulting from stock options	1,052,758	2,259,533	1,232,754	3,396,906
Dilutive effect of share equivalents resulting from unvested restricted stock units	649,068	1,713,190	899,670	1,586,974
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,364,775	113,601,415	113,389,695	113,351,150
Net income per share attributable to common stockholders:
Basic	$0.09	$0.13	$0.26	$0.49
Diluted	$0.09	$0.12	$0.26	$0.47

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2019 and 2018, as their effect would have been anti-dilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units outstanding	1,421,473	90,460	1,191,286	83,787

11. Income Taxes

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $4,783, representing an effective tax rate of (19.8)%. The effective tax rate for the nine months ended September 30, 2019 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

During the nine months ended September 30, 2018, the Company recorded an income tax benefit of $34,845, representing an effective tax rate of (194.9)%. The effective tax rate for the nine months ended September 30, 2018 was lower than the statutory tax rate of 21% principally due to the excess stock deductions from the taxable compensation of stock-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income taxes.  The Company is currently not subject to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years of 2014 and prior. The Company is currently open to examination in its foreign jurisdictions for tax years 2016 and after. In 2018, the Internal Revenue Service commenced a federal income tax audit with respect to the Company’s 2016 tax year, which was concluded in October 2019 for an immaterial amount.  In 2019, the Internal Revenue Service commenced a federal employment tax audit with respect to the 2016, 2017 and 2018 calendar years.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenue:
United States	$141,637	$114,677	$407,050	$316,108
International	8,825	4,448	23,713	11,888
Total revenue	$150,462	$119,125	$430,763	$327,996

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment income (loss) from operations:
United States	$19,956	$14,456	$51,456	$40,384
International	(10,252)	(8,579)	(30,769)	(24,095)
Total income from operations	$9,704	$5,877	$20,687	$16,289

As of September 30, 2019, total assets held outside of the United States were $30,540, primarily attributable to $14,828 of goodwill and $3,982 of intangible assets. As of December 31, 2018, total assets held outside the United States were not material.

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

We generate marketplace subscription revenue from dealers through Listing and Dealer Display subscriptions, and advertising revenue from automobile manufacturers and other auto-related brand advertisers. We generated revenue of $150.5 million in the three months ended September 30, 2019, a 26% increase from $119.1 million of revenue in the three months ended September 30, 2018. Our revenue for the nine months ended September 30, 2019 was $430.8 million, a 31% increase from $328.0 million of revenue in the nine months ended September 30, 2018.

For the three months ended September 30, 2019, we generated net income of $10.4 million and our Adjusted EBITDA was $20.6 million, compared to net income of $13.9 million and Adjusted EBITDA of $12.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we generated net income of $29.0 million and our Adjusted EBITDA was $51.7 million, compared to net income of $52.7 million and Adjusted EBITDA of $35.0 million for the nine months ended September 30, 2018. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to net income.

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

	Three Months Ended September 30,
Average Monthly Unique Users	2019		2018
	(in thousands)
United States	38,062		37,023
International	10,187	(1)	4,443
Total	48,249		41,466

(1)	Includes users from the PistonHeads website.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, (ii) Greenwich Mean Time for our UK websites and (iii) Central European Time (or Central European Summer Time when daylight savings is observed) for our Germany, Italy, and Spain websites, as applicable. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an indicator of consumer satisfaction and engagement with our marketplace.

	Three Months Ended September 30,
Average Monthly Sessions	2019		2018
	(in thousands)
United States	103,461		100,519
International	26,168	(1)	10,418
Total	129,629		110,937

(1)	Includes sessions from the PistonHeads website.

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

	At September 30,
Number of Paying Dealers	2019		2018
United States	28,692		27,128
International	6,507	(1)	3,465
Total	35,199		30,593

(1)	Includes paying dealers from the PistonHeads website.

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

	At September 30,
Average Annual Revenue per Subscribing Dealer (AARSD)	2019		2018
United States	$16,967		$13,993
International	$5,079	(1)	$4,820
Consolidated	$15,288	(1)	$13,077

(1)

Excludes AARSD from both the (i) PistonHeads website as it was acquired on January 8, 2019, and therefore, data for the trailing 12-month revenue calculation is not available and (ii) Italy website as it began earning marketplace subscription revenue in April 2019, and therefore, data for the trailing 12-month revenue calculation is not available.

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other income, net, the provision for (benefit from) income taxes, and certain one‑time, non‑recurring items, if and when applicable. We have presented Adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•	Adjusted EBITDA does not reflect other income, net, which primarily includes income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses;
•	Adjusted EBITDA does not reflect the provision for (benefit from) income taxes; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Net income	$10,384	$13,882	$28,975	$52,720
Depreciation and amortization	2,118	1,308	5,659	3,765
Stock-based compensation expense	8,761	5,528	25,390	14,951
Other income, net	(1,010)	(601)	(3,505)	(1,586)
Provision for (benefit from) income taxes	330	(7,404)	(4,783)	(34,845)
Adjusted EBITDA	$20,583	$12,713	$51,736	$35,005

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

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation expense related to the customer support team and third-party service provider costs such as data center and networking expenses, allocated overhead, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized website development. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, incentive compensation, and stock-based compensation expenses, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. We expect general and administrative expenses to increase as we grow our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment, which includes leasehold improvements, and internal-use software costs as well as intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a provision for income taxes for the three months ended September 30, 2019 and a benefit from income taxes for the three months ended September 30, 2018 as well as for the nine months ended September 30, 2019 and 2018. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against our net deferred tax assets as of September 30, 2019 was immaterial. We have not provided a valuation allowance against our net deferred tax assets at December 31, 2018.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$135,542	$105,930	$385,481	$292,812
Advertising and other	14,920	13,195	45,282	35,184
Total revenue	150,462	119,125	430,763	327,996
Cost of revenue	9,392	6,412	25,740	17,940
Gross profit	141,070	112,713	405,023	310,056
Operating expenses:
Sales and marketing	100,133	82,708	293,238	229,948
Product, technology, and development	17,745	12,771	51,063	33,713
General and administrative	12,322	10,630	36,622	28,042
Depreciation and amortization	1,166	727	3,413	2,064
Total operating expenses	131,366	106,836	384,336	293,767
Income from operations	9,704	5,877	20,687	16,289
Other income, net:
Interest income	759	639	2,247	1,571
Other income (expense), net	251	(38)	1,258	15
Total other income, net	1,010	601	3,505	1,586
Income before income taxes	10,714	6,478	24,192	17,875
Provision for (benefit from) income taxes	330	(7,404)	(4,783)	(34,845)
Net income	$10,384	$13,882	$28,975	$52,720

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$141,637	$114,677	$407,050	$316,108
International	8,825	4,448	23,713	11,888
Total	$150,462	$119,125	$430,763	$327,996
Income (Loss) from Operations
United States	$19,956	$14,456	$51,456	$40,384
International	(10,252)	(8,579)	(30,769)	(24,095)
Total	$9,704	$5,877	$20,687	$16,289

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Marketplace subscription	90%	89%	89%	89%
Advertising and other	10	11	11	11
Total revenue	100%	100%	100%	100%
Cost of revenue	6	5	6	5
Gross profit	94	95	94	95
Operating expenses:
Sales and marketing	67	69	67	70
Product, technology, and development	12	11	12	10
General and administrative	8	9	9	9
Depreciation and amortization	1	1	1	1
Total operating expenses	88	90	89	90
Income from operations	6	5	5	5
Other income, net:
Interest income	1	1	1	0
Other income (expense), net	0	(0)	0	0
Total other income, net	1	1	1	0
Income before income taxes	7	6	6	5
Provision for (benefit from) income taxes	0	(6)	(1)	(11)
Net income	7%	12%	7%	16%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Additional Financial Data:
Revenue
United States	94%	96%	94%	96%
International	6	4	6	4
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	13%	12%	12%	12%
International	(7)	(7)	(7)	(7)
Total	6%	5%	5%	5%

For the three months ended September 30, 2019 and 2018

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$135,542	$105,930	$29,612	28%
Advertising and other	14,920	13,195	1,725	13
Total	$150,462	$119,125	$31,337	26%
Percentage of total revenue:
Marketplace subscription	90%	89%
Advertising and other	10	11
Total	100%	100%

Overall revenue increased by $31.3 million, or 26%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Marketplace subscription revenue increased by 28%, while advertising and other revenue grew by 13%.

Marketplace subscription revenue increased by $29.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and represented 90% of total revenue for the three months ended September 30, 2019 and 89% of total revenue for the three months ended September 30, 2018. This increase in marketplace subscription revenue was attributable primarily to a 21% growth in our AARSD for United States dealers to $16,967 at September 30, 2019 from $13,993 at September 30, 2018, and to a 15% growth in the number of total paying dealers to 35,199 at September 30, 2019 from 30,593 at September 30, 2018. The increase in our AARSD for United States dealers was driven by new products, unit pricing and packaging as well as the investments made in building our brand and growing our audience which resulted in growth in volume of connections. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $1.7 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and represented 10% of total revenue for the three months ended September 30, 2019 and 11% of total revenue for the three months ended September 30, 2018. The increase in advertising and other revenue was driven by a 26% increase in the number of impressions delivered, which was partially offset by a 19% decline in the average price per thousand impressions in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The increase was also attributable to revenue earned from a partnership with a financial services company.

Revenue by Segment

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
United States	$141,637	$114,677	$26,960	24%
International	8,825	4,448	4,377	98
Total	$150,462	$119,125	$31,337	26%
Percentage of total revenue:
United States	94%	96%
International	6	4
Total	100%	100%

United States revenue increased $27.0 million, or 24%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a 21% increase in AARSD for United States dealers and a 6% increase in the number of United States paying dealers.

International revenue increased $4.4 million, or 98%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to an 88% increase in the number of International paying dealers and a 5% increase in AARSD for International dealers. The increase in International revenue was also partially attributable to revenue from PistonHeads, which was acquired during 2019.

Cost of Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$9,392	$6,412	$2,980	46%
Percentage of total revenue	6%	5%

Cost of revenue increased $3.0 million, or 46%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to a $1.2 million increase in fees related to provisioning advertising campaigns on our websites, a $0.8 million increase in data center and hosting costs, a $0.5 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, and a $0.4 million increase in costs to improve the content on our websites. These increases were partially offset by a $0.4 million increase in vendor rebates during the three months ended September 30, 2019.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$100,133	$82,708	$17,425	21%
Percentage of total revenue	67%	69%

Sales and marketing expenses increased $17.4 million, or 21%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to an increase in advertising and search engine marketing costs of $10.8 million as well as an increase of $2.5 million in salaries and employee-related costs, exclusive of stock-based compensation expense and commissions expense, which increased $1.3 million and $1.0 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 27% increase in headcount and the increase in commissions expense was due primarily to an increase in amortization of deferred contract costs. The increase for the three months ended September 30, 2019 was also due in part to a $0.7 million increase in consulting fees and a $0.4 million increase in software subscriptions. The increase for the three months ended September 30, 2019 was also partially attributable to sales and marketing expenses associated with the acquisition of PistonHeads.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Product, technology, and development	$17,745	$12,771	$4,974	39%
Percentage of total revenue	12%	11%

Product, technology, and development expenses increased $5.0 million, or 39%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to a $2.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.4 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 41% increase in headcount to support our growth and product innovations. The increase for the three months ended September 30, 2019 was also due in part to a $0.3 million increase in recruiting and consulting fees and a $0.3 million increase in software subscriptions. The increase for the three months ended September 30, 2019 was also partially attributable to product, technology, and development expenses associated with the acquisition of PistonHeads.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$12,322	$10,630	$1,692	16%
Percentage of total revenue	8%	9%

General and administrative expenses increased $1.7 million, or 16%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to a $0.4 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $0.6 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 28% increase in headcount to support our expanded operations as we continue to grow our business. The increase for the three months ended September 30, 2019 was also due in part to a $0.7 million increase in payment processing and billing costs due to increased customer transactions driven by strong revenue growth.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,166	$727	$439	60%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.4 million, or 60%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to an increase in depreciation related to the additional leasehold improvements required for the new office facilities at 121 First St. in Cambridge, Massachusetts as well as amortization of intangible assets.

Other Income, Net

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$759	$639	$120	19%
Other income (expense), net	251	(38)	289	761
Total other income, net	$1,010	$601	$409	68%
Percentage of total revenue:
Interest income	1%	1%
Other income (expense), net	0	(0)
Total other income, net	1%	1%

Total other income, net increased $0.4 million, or 68%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The $0.1 million increase in interest income was primarily due to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations. The $0.3 million increase in other income (expense), net was primarily due to sublease income.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$330	$(7,404)	$7,734	NM
Percentage of total revenue	0%	(6)%

NM — Not Meaningful

The provision for income taxes recorded during the three months ended September 30, 2019, as compared to the benefit from income taxes recorded during the three months ended September 30, 2018 was principally due to $1.9 million of tax benefits related to excess stock-based compensation deductions recorded during the three months ended September 30, 2019, compared to $7.0 million recorded during the three months ended September, 2018, as well as a decrease in federal and state research and development tax credits as compared to the three months ended September 30, 2018.

Income (Loss) from Operations by Segment

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$19,956	$14,456	$5,500	38%
International	(10,252)	(8,579)	(1,673)	(20)
Total	$9,704	$5,877	$3,827	65%
Percentage of segment revenue:
United States	14%	13%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $5.5 million, or 38%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was due to increases in revenue of $27.0 million, offset by increases in operating expenses of $19.0 million and cost of revenue of $2.5 million.

International loss from operations increased $1.7 million, or 20%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in International loss from operations reflects our continued investment in international markets and expansion into new countries.

For the nine months ended September 30, 2019 and 2018

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$385,481	$292,812	$92,669	32%
Advertising and other	45,282	35,184	10,098	29
Total	$430,763	$327,996	$102,767	31%
Percentage of total revenue:
Marketplace subscription	89%	89%
Advertising and other	11	11
Total	100%	100%

Overall revenue increased by $102.8 million, or 31%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Marketplace subscription revenue increased by 32%, while advertising and other revenue grew by 29%.

Marketplace subscription revenue increased by $92.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and represented 89% of total revenue for both the nine months ended September 30, 2019 and 2018. This increase in marketplace subscription revenue was attributable primarily to a 21% growth in our AARSD for United States dealers to $16,967 at September 30, 2019 from $13,993 at September 30, 2018 and to a 15% growth in the number of total paying dealers to 35,199 at September 30, 2019 from 30,593 at September 30, 2018. The increase in our AARSD for United States dealers was driven by new products, unit pricing and packaging as well as the investments made in building our brand and growing our audience which resulted in growth in volume of connections. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Enhanced and Featured Listing paid products.

Advertising and other revenue increased by $10.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and represented 11% of total revenue for both the nine months ended September 30, 2019 and 2018. The increase in advertising and other revenue was due primarily to a 31% increase in the number of impressions delivered, partially offset by an 11% decrease in the average price per thousand impressions, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was also attributable to revenue earned from a partnership with a financial services company.

Revenue by Segment

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
United States	$407,050	$316,108	$90,942	29%
International	23,713	11,888	11,825	99
Total	$430,763	$327,996	$102,767	31%
Percentage of total revenue:
United States	94%	96%
International	6	4
Total	100%	100%

United States revenue increased $90.9 million, or 29%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to a 21% increase in AARSD for United States dealers and a 6% increase in the number of United States paying dealers.

International revenue increased $11.8 million, or 99%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to an 88% increase in the number of International paying dealers and a 5% increase in AARSD for International dealers. The increase in International revenue was also partially attributable to revenue from PistonHeads, which was acquired during 2019.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$25,740	$17,940	$7,800	43%
Percentage of total revenue	6%	5%

Cost of revenue increased $7.8 million, or 43%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due primarily to a $2.7 million increase in fees related to provisioning advertising campaigns on our websites, a $2.4 million increase in data center and hosting costs, a $1.8 million increase in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, a $0.8 million increase in employee-related costs for our customer support team to support the growth in customers, $0.6 million increase in costs to improve the content on our websites and a $0.5 million increase in amortization and depreciation. These increases were partially offset by a $1.0 million increase in vendor rebates during the nine months ended September 30, 2019.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$293,238	$229,948	$63,290	28%
Percentage of total revenue	67%	70%

Sales and marketing expenses increased $63.3 million, or 28%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  This increase was due primarily to an increase in advertising and search engine marketing costs of $40.3 million as well as an increase of $8.5 million in salaries and employee-related costs, exclusive of commissions expense and stock-based compensation expense, which increased $4.0 million and $3.6 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 27% increase in headcount. The increase in commissions expense was due primarily to an increase in amortization of deferred contract costs. The increase for the nine months ended September 30, 2019 was also due in part to a $1.7 million increase in consulting fees, a $1.2 million increase in marketing events and market research due to efforts to increase brand awareness, a $1.0 million increase in software subscriptions, a $0.9 million increase in lease costs due to new office facilities at 121 First St. in Cambridge, Massachusetts, a $0.5 million increase in travel costs to support our business and a $0.4 million increase in taxes. The increase for the nine months ended September 30, 2019 was also partially attributable to sales and marketing expenses associated with the acquisition of PistonHeads.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Product, technology, and development	$51,063	$33,713	$17,350	51%
Percentage of total revenue	12%	10%

Product, technology, and development expenses increased $17.4 million, or 51%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due primarily to a $10.7 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $4.2 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 41% increase in headcount to support our growth and product innovations. The increase for the nine months ended September 30, 2019 was also due in part to a $1.0 million increase in recruiting and consulting fees and a $0.9 million increase in lease costs due to new office facilities at 121 First St. in Cambridge, Massachusetts. The increase for the nine months ended September 30, 2019 was also partially attributable to product, technology, and development expenses associated with the acquisition of PistonHeads.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$36,622	$28,042	$8,580	31%
Percentage of total revenue	9%	9%

General and administrative expenses increased $8.6 million, or 31%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to a $2.9 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $2.6 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 28% increase in headcount to support our expanded operations as we continue to grow our business. The increase for the nine months ended September 30, 2019 was also due in part to a $1.6 million increase in payment processing and billing costs due to increased customer transactions driven by strong revenue growth, a $0.7 million increase in recruiting, consulting, tax and audit fees, a $0.6 million increase in software subscriptions, and a $0.4 million increase in lease costs due to new office facilities 121 First St. in Cambridge, Massachusetts, offset by a $0.6 million decrease in bad debt expense due to improved collections and focus on reducing churn.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,413	$2,064	$1,349	65%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $1.3 million, or 65%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to an increase in depreciation related to the additional leasehold improvements required for the new office facilities at 121 First St. in Cambridge, Massachusetts as well as amortization of intangible assets.

Other Income, Net

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$2,247	$1,571	$676	43%
Other income, net	1,258	15	1,243	8,287
Total other income, net	$3,505	$1,586	$1,919	121%
Percentage of total revenue:
Interest income	1%	0%
Other income, net	0	0
Total other income, net	1%	0%

Total other income, net increased $1.9 million, or 121%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The $0.7 million increase in interest income was primarily due to the investment of cash in certificates of deposit and money market funds arising from our increased cash from operations. The $1.2 million increase in other income, net was primarily due to a $0.6 million increase in realized foreign currency gain mainly resulting from the settlement of an intercompany note payable in connection with the PistonHeads acquisition during the nine months ended September 30, 2019, as well as $0.6 million of sublease income.

Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(4,783)	$(34,845)	$30,062	86%
Percentage of total revenue	(1)%	(11)%

The benefit from income taxes recorded during the nine months ended September 30, 2019, as compared to the benefit from income taxes recorded during the nine months ended September 30, 2018, was principally due to $9.6 million of tax benefits related to excess stock-based compensation deductions recorded during the nine months ended September 30, 2019, compared to $35.9 million recorded during the nine months ended September 30, 2018, as well as a decrease in federal and state research and development tax credits as compared to the nine months ended September 30, 2018.

Income (Loss) from Operations by Segment

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
United States	$51,456	$40,384	$11,072	27%
International	(30,769)	(24,095)	(6,674)	(28)
Total	$20,687	$16,289	$4,398	27%
Percentage of segment revenue:
United States	13%	13%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $11.1 million or 27%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to an increase in revenue of $90.9 million, offset by increases in operating expenses of $73.2 million and cost of revenue of $6.6 million.

International loss from operations increased $6.7 million, or 28%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in International loss from operations reflects our continued investment in international markets and expansion into new countries.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At September 30, 2019 and December 31, 2018, our principal sources of liquidity were cash and cash equivalents of $29.5 million and $34.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $134.8 million and $122.8 million at September 30, 2019 and December 31, 2018, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$49,551	$34,599
Net cash used in investing activities	(43,986)	(22,851)
Net cash used in financing activities	(11,348)	(19,948)
Impact of foreign currency on cash	(97)	(54)
Net decrease in cash, cash equivalents, and restricted cash	$(5,880)	$(8,254)

Our operations have been financed primarily from operating activities, sales of preferred stock and our initial public offering, or IPO. We generated cash from operating activities of $49.6 million during the nine months ended September 30, 2019, and $34.6 million during the nine months ended September 30, 2018, and we expect to generate cash from operations for the foreseeable future.

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

Operating Activities

Cash provided by operating activities of $49.6 million during the nine months ended September 30, 2019 was due primarily to net income of $29.0 million, adjusted for $25.4 million of stock-based compensation expense, $5.8 million of amortization of deferred contract costs and $5.7 million of depreciation and amortization, partially offset by $5.0 million of deferred taxes. Cash provided by operating activities was also attributable to a $10.7 million increase in accounts payable, partially offset by an $11.4 million increase in deferred contract costs, a $5.0 million increase in accounts receivable, a $2.0 million decrease in accrued expenses, accrued income taxes, and other current liabilities, a $1.9 million decrease in lease obligations, and a $1.0 million decrease in deferred revenue.

Cash provided by operating activities of $34.6 million during the nine months ended September 30, 2018 was due primarily to net income of $52.7 million, adjusted for $15.0 million of stock-based compensation expense, $3.8 million of depreciation and amortization and $2.4 million of amortization of deferred contract costs, partially offset by $34.5 million of deferred taxes. Cash provided by operating activities was also attributable to a $11.5 million increase in accounts payable and a $3.4 million increase in deferred revenue, partially offset by a $9.7 million increase in deferred contract costs, an $8.6 million increase in prepaid expenses, prepaid income taxes, and other assets, and a $3.0 million decrease in accrued expenses, accrued income taxes, and other current liabilities.

Investing Activities

Cash used in investing activities of $44.0 million during the nine months ended September 30, 2019 was due to $134.8 million of investments in certificates of deposit, net of maturities of certificates of deposit of $122.8 million, $19.1 million of acquisition cash payments, $10.8 million of purchases of property and equipment and $2.1 million related to the capitalization of website development costs.

Cash used in investing activities of $22.9 million during the nine months ended September 30, 2018 was due to $130.0 million of investments in certificates of deposit, net of maturities of certificates of deposit of $110.0 million, $1.9 million related to investments in furniture, computer equipment, and leasehold improvements and $1.0 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $11.3 million during the nine months ended September 30, 2019 was due primarily to the payment of withholding taxes and option costs on net share settlements of restricted stock units and stock options of $12.8 million, partially offset by $1.5 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $19.9 million during the nine months ended September 30, 2018 was due to payment of withholding taxes on net share settlements of equity awards of $21.9 million and payment of IPO costs of $1.1 million, partially offset by $3.1 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our 2018 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements entered into in the normal course of business, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

We did not have any long-term borrowings at September 30, 2019 or at December 31, 2018.

We had cash, cash equivalents, and investments of $164.3 million and $157.7 million at September 30, 2019 and December 31, 2018, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to nine months. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2019 and December 31, 2018, we have foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant. During the nine months ended September 30, 2019, our foreign currency exposure increased due to an intercompany note payable in connection with the PistonHeads acquisition. The intercompany note payable was settled during the nine months ended September 30, 2019.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Income Statements under the heading, other income (expense), net.

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

Our revenue increased to $454.1 million for the year ended December 31, 2018 from $316.9 million for the year ended December 31, 2017, representing a 43% increase between such periods, and increased to $430.8 million for the nine months ended September 30, 2019 from $328.0 million for the nine months ended September 30, 2018, representing a 31% increase between such periods. In the future, our revenue growth rates will continue to decline as we achieve higher market penetration rates, as our revenue increases to higher levels, and as we experience increased competition.  As our revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.  In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

Substantially all of the communications, network, and computer hardware used to operate our platform is located in the United States near Boston, Massachusetts, and in Europe near London, England.  Although we have two locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware or software.  In addition, we do not own or control the operation of these facilities.  We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services hosted at this data center.  A disruption to one or more of these systems may cause us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers.  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events.  The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.  In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion.  In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.”  If we are restricted in any way in registering our CARGURUS mark in international markets, it could impact our ability to establish and grow our business in Europe and other countries.  Also, while we have registered the CARGURUS and CG logos in the EU and the United Kingdom, as well as the word-mark CARGURUS in France, Spain, the United Kingdom and (for a subset of services) Ireland, we were not able to register the word-mark CARGURUS in the EU and Germany as the mark was deemed to be non-distinctive, and thus unregisterable.  We may be unable to register CARGURUS, the word-mark, in certain other countries in the EU.  If we are unable to register the CARGURUS word-mark in any country, it may limit our ability to challenge unauthorized users of marks that are the same as or similar to CARGURUS.

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

We are also regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service with respect to our 2016, 2017 and 2018 federal employment taxes. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1	Second Amendment to Lease, dated as of August 30, 2019 by and between 55 Cambridge Parkway, LLC and the Registrant.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: November 5, 2019	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer (Principal Financial and Accounting Officer)