Form 10-Q
period 2020-03-31
CarGurus, Inc.
filed 2020-05-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 92,673,364 shares of Class A common stock, $0.001 par value per share, and 19,978,903 shares of Class B common stock, par value $0.001 per share, outstanding.

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

•	our growth strategies and our ability to effectively manage any growth;
•	our ability to maintain and build our brand;
•	our ability to succeed internationally;
•	our ability to cease operations in certain international countries, and the timing of such processes;
•	our ability to realize benefits from our acquisitions and successfully implement the integration strategies in connection therewith;
•	the impact of competition in our industry and innovation by our competitors;
•	the impact of accounting pronouncements;
•	the impact of litigation;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;
•	our ability to overcome challenges facing the automotive industry ecosystem, including global supply chain challenges, changes to trade policies and other macroeconomic issues;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	our expectations regarding cash generation and the sufficiency of our cash to fund our operations;
•	the future trading prices of our Class A common stock;
•	our ability to realize cost savings and achieve other benefits for our business from our expense reduction efforts and the impact of such reductions on our business;
•	our expectations for our temporary suspended activity program, including after dealers restore their paid subscriptions or we reinstate Restricted Listings; and
•	the impact of the COVID-19 pandemic.

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

The forward‑looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward‑looking statement made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At March 31, 2020	At December 31, 2019
Assets
Current assets
Cash and cash equivalents	$74,451	$59,920
Investments	81,281	111,692
Accounts receivable, net of allowance for doubtful accounts of $1,247 and $240, respectively	17,536	22,124
Prepaid expenses and prepaid income taxes	18,756	10,452
Deferred contract costs	10,078	9,544
Other current assets	7,887	4,972
Restricted cash	250	250
Total current assets	210,239	218,954
Property and equipment, net	27,904	27,950
Intangible assets	11,006	3,920
Goodwill	27,298	15,207
Operating lease right-of-use assets	68,662	59,986
Restricted cash	10,770	10,553
Deferred tax assets	36,459	42,713
Deferred contract costs, net of current portion	10,384	10,514
Other non-current assets	3,716	3,826
Total assets	$406,438	$393,623
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$29,839	$36,731
Accrued expenses, accrued income taxes and other current liabilities	13,973	18,262
Deferred revenue	5,042	9,984
Operating lease liabilities	9,477	8,781
Total current liabilities	58,331	73,758
Operating lease liabilities	68,079	60,818
Deferred tax liabilities	329	284
Other non–current liabilities	1,731	1,908
Total liabilities	128,470	136,768
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 92,517,427 and 91,819,649 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	93	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 19,978,903 and 20,314,644 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	20	20
Additional paid-in capital	214,143	205,234
Retained earnings	64,555	51,859
Accumulated other comprehensive loss	(843)	(350)
Total stockholders’ equity	277,968	256,855
Total liabilities and stockholders’ equity	$406,438	$393,623

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$157,689	$135,270
Cost of revenue(1)	11,610	7,720
Gross profit	146,079	127,550
Operating expenses:
Sales and marketing	93,595	91,316
Product, technology, and development	23,084	15,972
General and administrative	15,860	11,760
Depreciation and amortization	1,521	1,067
Total operating expenses	134,060	120,115
Income from operations	12,019	7,435
Other income, net:
Interest income	562	744
Other income, net	166	902
Total other income, net	728	1,646
Income before income taxes	12,747	9,081
Provision for (benefit from) income taxes	51	(3,503)
Net income	$12,696	$12,584
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.11	$0.11
Diluted	$0.11	$0.11
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	112,355,093	110,800,037
Diluted	113,489,992	113,406,320

(1)	Includes depreciation and amortization expense for the three months ended March 31, 2020 and 2019 of $1,469 and $560, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$12,696	$12,584
Other comprehensive loss:
Foreign currency translation adjustment	(493)	(424)
Comprehensive income	$12,203	$12,160

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	$256,855
Net income	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	335,741	—	(335,741)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	92,517,427	$93	19,978,903	$20	$214,143	$64,555	$(843)	$277,968

Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$9,713	$71	$194,111
Net income	—	—	—	—	—	12,584	—	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(424)	(424)
Balance at March 31, 2019	90,370,773	$90	20,702,084	$21	$188,954	$22,297	$(353)	$211,009

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$12,696	$12,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	1,627
Currency gain on foreign denominated transactions	(102)	(833)
Deferred taxes	5,464	(3,692)
Provision for doubtful accounts	1,202	15
Stock-based compensation expense	11,606	7,686
Amortization of deferred contract costs	2,836	1,830
Changes in operating assets and liabilities:
Accounts receivable, net	5,401	(1,519)
Prepaid expenses, prepaid income taxes, and other assets	(11,047)	(1,760)
Deferred contract costs	(3,296)	(4,376)
Accounts payable	(7,437)	3,225
Accrued expenses, accrued income taxes, and other current liabilities	(4,350)	(4,009)
Deferred revenue	(4,938)	132
Lease obligations	(721)	(1,380)
Other non-current liabilities	(163)	155
Net cash provided by operating activities	10,141	9,685
Investing Activities
Purchases of property and equipment	(1,214)	(5,700)
Capitalization of website development costs	(666)	(811)
Cash paid for acquisition, net of cash acquired	(21,004)	(19,139)
Investments in certificates of deposit	—	(25,700)
Maturities of certificates of deposit	30,411	40,000
Net cash provided by (used in) investing activities	7,527	(11,350)
Financing Activities
Proceeds from exercise of stock options	514	697
Payment of finance lease obligations	(9)	(6)
Payment of withholding taxes on net share settlement of restricted stock units	(3,397)	(3,954)
Net cash used in financing activities	(2,892)	(3,263)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(28)	(23)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,748	(4,951)
Cash, cash equivalents, and restricted cash at beginning of period	70,723	37,558
Cash, cash equivalents, and restricted cash at end of period	$85,471	$32,607
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$14
Unpaid purchases of property and equipment	$967	$2,112
Capitalized stock-based compensation expense in website development and internal-use software costs	$248	$309
Cash paid for operating lease liabilities	$4,024	$3,005

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015. The Company operates principally in the United States. In addition to the United States, it operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. The Company also operates online marketplaces in Germany, Italy, and Spain; the Company intends to cease the operations of each of these marketplaces in the second quarter of 2020 (see Note 13). The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. In the United States and the United Kingdom, it also operates the Autolist and PistonHeads online marketplaces, respectively, as independent brands.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements are unaudited. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020 (the “2019 Annual Report”).

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and December 31, 2019, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2019 Annual Report.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in Note 13 of these Unaudited Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition, allowance for doubtful accounts and sales allowances, variable consideration, the recoverability of long-lived assets, the valuation and recoverability of goodwill and intangible assets, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company maintains its cash, cash equivalents, and investments principally with accredited financial institutions of high credit standing. Although the Company deposits its cash, cash equivalents, and investments with multiple financial institutions, its deposits may often exceed governmental insured limits.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company routinely assesses the creditworthiness of its customers. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. In light of the novel strain of coronavirus that surfaced in Wuhan, China in December 2019 and was subsequently declared a Public Health Emergency of International Concern by the World Health Organization (“COVID-19”), the Company assessed the implications on accounts receivable and increased its allowance for doubtful accounts to $1,247 as of March 31, 2020 as compared to $240 as of December 31, 2019 due to increased risk of collectability of its outstanding trade receivables.

For the three months ended March 31, 2020 and 2019, no individual customer accounted for more than 10% of total revenue.

As of March 31, 2020, one customer accounted for 12% of net accounts receivable. As of December 31, 2019, one customer accounted for 18% of net accounts receivable. No other individual customer accounted for more than 10% of net accounts receivable at March 31, 2020 or December 31, 2019.

Included in net accounts receivable at March 31, 2020 and December 31, 2019, are $5,980 and $8,880, respectively, of unbilled accounts receivable primarily related to advertising customers that are generally billed within a quarter subsequent to services being rendered. The decrease in unbilled accounts receivable of $2,900 is due to a decrease in advertising revenues, a decrease in revenue from partnerships with certain financing services companies and the impact of price concessions offered to customers in response to the COVID-19 pandemic.

Allowance for Credit Losses

The Company is exposed to credit losses primarily through its trade accounts receivable. The Company determines the required allowance for expected credit losses using information such as historical loss trends, current conditions, and reasonable and supportable forecasts of economic conditions such as the impacts of the COVID-19 pandemic in the first quarter of 2020. Amounts are charged against the allowance when it is determined that expected credit losses may occur. At March 31, 2020, the Company reported allowances for doubtful accounts of $1,247 reflecting an increase of $1,007 primarily due to the impact of the COVID-19 pandemic and increased risk of collectability.

Revenue Recognition

The following table summarizes revenue from contracts with customers by revenue source for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Revenue by Revenue Stream
Marketplace subscription revenue	$141,866	$120,843
Advertising and other revenue	15,823	14,427
Total	$157,689	$135,270

The Company provides disaggregation of revenue based on the marketplace subscription versus advertising and other revenue classification in the table above and based on geographic region (see Note 12) as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company enters into contracts that include variable consideration, for which the Company estimates the value of the variable consideration in determining the transaction price and allocates it to the appropriate performance obligations. The Company reassesses any estimates of variable consideration at each reporting period.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2020 was approximately $27.6 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2020. For performance obligations not satisfied as of March 31, 2020, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2020. The remaining duration is less than one year.

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $9,984.

On March 18, 2020, in response to the COVID-19 pandemic, the Company announced a 50% fee reduction on all marketplace subscriptions for the April service period for paying dealers in the United States, Canada and the United Kingdom as well as a 100% fee reduction for paying dealers in Italy as the Company intends to cease the operations of its Italian marketplace in the second quarter of 2020. This discount resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. In the Company’s calculation of the remaining transaction price it also included estimated discounts for future service periods beyond April. These modifications had an immaterial impact on the Company’s revenues for the first quarter of 2020. For additional discussion of fee reductions provided to customers announced subsequent to March 31, 2020, refer to Note 13.

Recent Accounting Pronouncements Adopted

Goodwill and Intangibles

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under previous guidance, Step 2 of the goodwill impairment test required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value was recognized as goodwill impairment. Under ASU 2017-04, goodwill impairment is recognized based on Step 1 of the goodwill impairment test, which calculates the carrying value in excess of the reporting unit’s fair value. The standard was effective beginning in January 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2020 and applied it on a prospective basis. The adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its subsequent related updates establish a forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. ASU 2016-13 and its subsequent related updates were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2020 and applied it on a prospective basis. The adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its Unaudited Condensed Consolidated Financial Statements.

3. Acquisitions

On January 16, 2020, the Company acquired Autolist, an automotive shopping platform based in San Francisco, California, pursuant to an Agreement and Plan of Merger by and among the Company, Alpine Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Auto List, Inc., a Delaware corporation (“Target”), and the securityholders’ representative therein, pursuant to which, among other things, the Company acquired Target through the merger of Merger Sub with and into Target (the “Merger”), with Target surviving as a wholly owned subsidiary of the Company. The Company paid an aggregate of $21.0 million, net of cash acquired, to consummate the Merger. The amount paid includes $2.2 million that is held in escrow to secure post-closing claims.  The Merger is intended to both expand the Company’s consumer audience in the United States and enhance its value proposition for subscribing dealers.

As of March 31, 2020, the Company incurred total acquisition-related costs of $1.4 million related to the Merger.  For the three months ended March 31, 2020 the Company incurred total acquisition-related costs of $0.9 million.  Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of one-time severance and bonus related expenses. For the three months ended March 31, 2020, $0.5 million, $0.2 million and $0.2 million of acquisition-related costs were recorded as operating expense and allocated to product, technology, and development, general and administrative, and sales and marketing, respectively, within the Unaudited Condensed Consolidated Income Statement.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the acquired assets and assumed liabilities. The following table presents the preliminary purchase price allocation recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet as of the acquisition date, which is subject to finalization for estimates of the  fair value of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to tangible assets, intangible assets and tax-related items, and the related tax and effects of any changes made:

Estimated Fair Value at Date of Acquisition
Cash and cash equivalents	$50
Restricted cash	220
Accounts receivable	2,034
Intangible assets (1)	7,600
Goodwill (2)	12,409
Operating lease right-of-use	2,169
Other assets, net	162
Accounts payable and accrued expenses	(358)
Operating lease liabilities - current	(446)
Operating lease liabilities - non-current	(1,723)
Deferred tax liability (3)	(843)
Total purchase price	$21,274

(1)

Identifiable definite-lived intangible assets were comprised of brand, developed technology, and customer relationships of $5,600, $1,200 and $800, respectively, with estimated useful lives of 9 years, 3 years and 3 years, respectively, which will be amortized on a straight-line basis over their estimated useful lives. The fair value of the brand has been estimated using the multi-period excess earnings method which is a variation of the income approach. The fair value of the development technology and customer relationships has been estimated using a cost approach, which assesses the cost to redevelop the app and technology, and relationships, respectively.

(2)

The goodwill represents the excess value of the purchase price over net assets acquired. The goodwill in this transaction is primarily attributable to expected consumer traffic growth and shopper connections for dealers across both the CarGurus and Autolist websites, creating additional value for the Company’s premium subscription customers. All goodwill is assigned to the United States reporting segment. The acquisition of Autolist is treated as a stock acquisition for tax purposes and goodwill is not deductible for tax purposes.

(3)

The estimated deferred tax liability corresponds to the acquired intangible assets which have no tax basis. As a result of the estimated deferred tax liability, an adjustment was recorded to goodwill to account for the tax effect of the estimated deferred tax liability.

Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s Unaudited Condensed Consolidated Financial Statements is not material.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and at December 31, 2019:

	At March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$40,143	$—	$—	$40,143
Investments:
Certificates of deposit	—	81,281	—	81,281
Total	$40,143	$81,281	$—	$121,424

	At December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$29,196	$—	$—	$29,196
Investments:
Certificates of deposit	—	111,692	—	111,692
Total	$29,196	$111,692	$—	$140,888

Certificates of deposit at March 31, 2020 and December 31, 2019 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of March 31, 2020 and December 31, 2019. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the three months ended March 31, 2020 or the year ended December 31, 2019.

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

The following is a summary of investments as of March 31, 2020 and December 31, 2019:

	At March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	81,281	—	—	81,281
Total investments	$81,281	$—	$—	$81,281

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	111,692	—	—	111,692
Total investments	$111,692	$—	$—	$111,692

5. Property and Equipment, Net

Property and equipment consists of the following:

	At March 31, 2020	At December 31, 2019
Computer equipment	$8,070	$7,923
Capitalized software	181	181
Capitalized website development costs	11,998	11,083
Furniture and fixtures	7,053	6,809
Leasehold improvements	20,467	19,507
Construction in progress	634	524
Finance lease right-of-use assets	69	78
	48,472	46,105
Less accumulated depreciation and amortization	(20,568)	(18,155)
Property and equipment, net	$27,904	$27,950

Depreciation and amortization expense, excluding amortization of intangible assets, was $2,558 and $1,472 for the three months ended March 31, 2020 and 2019, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2019	$15,207
Autolist acquisition	12,409
Foreign currency translation adjustment	(318)
Balance at March 31, 2020	$27,298

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the COVID-19 pandemic, the Company assessed its goodwill for impairment concluding that there was no impairment as of March 31, 2020.

Other Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 consist of the following:

	At March 31, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	9.2	$9,057	$522	$8,535
Customer relationships	2.3	1,830	475	1,355
Developed technology	2.8	1,200	84	1,116
Total		$12,087	$1,081	$11,006

	At December 31, 2019
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.0	$3,524	$313	$3,211
Customer relationships	2.0	1,045	336	709
Total		$4,569	$649	$3,920

The Company recorded amortization expense related to intangible assets of $432 and $155 for the three months ended March 31, 2020 and 2019, respectively.

The estimated useful life of the PistonHeads brand and customer relationships is 11 years and 3 years, respectively. The estimated useful life of the Autolist brand, customer relationships and developed technology is 9 years, 3 years and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As a result of the COVID-19 pandemic, the Company assessed its long-lived assets for impairment and concluded that there was no impairment as of March 31, 2020.

Estimated amortization expense of intangible assets for future periods as of March 31, 2020 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2020	$1,433
2021	1,911
2022	1,671
2023	951
2024	932
2025	932
Thereafter	3,176
Total	$11,006

7. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At March 31, 2020	At December 31, 2019
Accrued bonus	$875	$8,637
Customer credit balances	6,055	1,062
Other accrued expenses, accrued income taxes and other current liabilities	7,043	8,563
Total	$13,973	$18,262

The decrease of $7,762 in accrued bonus balances is primarily due to the payout of the fiscal year 2019 bonus in the first quarter of 2020 as well as a lower overall estimated bonus payout for fiscal year 2020. The increase of $4,993 in customer credit balances is primarily due to credits owed to customers who paid their full April balances before the Company issued concessions in response to the COVID-19 pandemic (Note 2). These payments in advance of service would otherwise have been classified in deferred revenue as of March 31, 2020.

8. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of $967 of unpaid property and equipment and immaterial amounts related to obligations under one finance lease as of March 31, 2020. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company's operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; Detroit, Michigan; Los Angeles, California; San Francisco, California; Austin Texas; New York City, New York; Dublin, Ireland; and London, United Kingdom. The Detroit, Los Angeles, Austin, New York City and London leases are immaterial to the Company. The Los Angeles and New York City leases will be terminated in the second quarter of 2020. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of March 31, 2020, there were no material changes in the Company’s leases from those disclosed in the 2019 Annual Report, other than as discussed below.

On January 10, 2019, Auto List, Inc., which the Company acquired on January 16, 2020, entered into an operating lease in San Francisco, California at 332 Pine St. for the lease of 6,345 square feet of office space with a non-cancellable lease term through 2024. The lease provides for annual rent increases through the term of the lease.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At March 31, 2020 and December 31, 2019, restricted cash was $11,020 and $10,803, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. At March 31, 2020 and December 31, 2019, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet. Additionally, the Company’s lease agreement for 121 First St. in Cambridge, Massachusetts has an associated security deposit, which is recorded in other assets, net within the Unaudited Condensed Consolidated Balance Sheet.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to guaranty or indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at March 31, 2020 and December 31, 2019, the Company has not incurred any costs for guarantees or indemnities.

9. Stock-based Compensation

Total stock-based compensation expense was $11,681 and $7,686 for the three months ended March 31, 2020 and 2019.  The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended March 31,
	2020	2019
Options	$14	$51
RSUs	11,667	7,635
Total stock-based compensation expense	$11,681	$7,686

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$99	$81
Sales and marketing expense	2,692	2,312
Product, technology, and development expense	5,405	3,183
General and administrative expense	3,485	2,110
Total stock-based compensation expense	$11,681	$7,686

Excluded from stock-based compensation expense is $248 and $309 of capitalized website development and internal-use software costs for the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020 and 2019, the Company withheld 106,934, and 102,034 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements due to net share settlements. The shares withheld return to the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements were $3,397 and $3,954 for the three months ended March 31, 2020 and 2019, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Earnings Per Share

Net income per share for the three months ended March 31, 2020 and 2019 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three months ended March 31, 2020, holders of Class B common stock converted 335,741 shares of Class B common stock to Class A common stock. During the three months ended March 31, 2019, no holders of Class B common stock converted shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three months ended March 31, 2020 and 2019 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three months ended March 31, 2020 and 2019, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$12,696	$12,584
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	112,355,093	110,800,037
Dilutive effect of share equivalents resulting from stock options	796,884	1,450,076
Dilutive effect of share equivalents resulting from unvested restricted stock units	338,015	1,156,207
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,489,992	113,406,320
Net income per share attributable to common stockholders:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2020 and 2019, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Restricted stock units outstanding	2,825,609	858,417

11. Income Taxes

During the three months ended March 31, 2020, the Company recorded an income tax provision of $51 representing an effective tax rate of 0.4%. The effective tax rate for the three months ended March 31, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the CARES Act (as defined below), excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

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

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income taxes.  The Company is currently not subject to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years of 2015 and prior. The Company is currently open to examination in its foreign jurisdictions for tax years 2017 and after.  In 2019, the Internal Revenue Service commenced a federal employment tax audit with respect to the 2016, 2017 and 2018 calendar years, which is still open.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  Among other things, the CARES Act includes a net operating loss (“NOL”) carryback provision allowing for NOLs from the 2018, 2019, or 2020 tax years to be used to offset taxable income for the 2013 to 2017 tax years.  The Company has performed an initial analysis and intends to avail itself of this option, which will reduce its current gross NOL balance by approximately $18,723 and increase its deferred federal research and development credit by approximately $2,645.  The Company does not expect this election to negatively impact its analysis on the valuation allowance for its NOLs or deferred federal research and development credit.

The CARES Act also updates the Tax Cuts and Jobs Act of 2017, allowing for the depreciation of leasehold improvements over 15 years, rather than 39 years, and eligibility for bonus depreciation, rather than non-eligibility for bonus depreciation.  Although the Company continues to analyze the impact of these allowances, including any possible benefit to the 2018 tax year, the Company has made an estimate for the impact as it relates to the 2019 tax year and will file its 2019 return in accordance with the updated guidance in the CARES Act.

The CARES Act includes other provisions that may be utilized if the Company meets the eligibility requirements.  Although the Company continues to review and evaluate the potential impact and benefit of the CARES Act on its entire business, the Company has primarily focused its review on three provisions that affect both income taxes and non-income taxes. First, the CARES Act temporarily removes the 80% limitation on NOLs to offset taxable income for tax years prior to 2021. Second, the CARES Act allows for the deferral of the employer portion of the Social Security Tax for up to two years, with half due by December 31, 2021 and the remainder due by December 31, 2022. Finally, the Company is evaluating whether it qualifies for the Employee Retention Credit program.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended March 31,
	2020	2019
Segment revenue:
United States	148,006	$128,403
International	9,683	6,867
Total revenue	$157,689	$135,270

	Three Months Ended March 31,
	2020	2019
Segment income (loss) from operations:
United States	$20,262	$17,381
International	(8,243)	(9,946)
Total income from operations	$12,019	$7,435

As of March 31, 2020, total assets held outside of the United States were $29,357, primarily attributable to $14,889 of goodwill and $3,676 of intangible assets. As of December 31, 2019, total assets held outside of the United States were $32,528, primarily attributable to $15,207 of goodwill and $3,920 of intangible assets. The Company will be ceasing the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

13. Subsequent Event

On April 13, 2020, the Board of Directors (the “Board”) of the Company approved an expense reduction plan to address the impact of the COVID-19 pandemic on the Company’s business (the “Expense Reduction Plan”), pursuant to which the Company initiated a reduction in its workforce of approximately 13%, will cease operation of its Germany, Italy and Spain marketplaces, and is halting expansion efforts in any new international markets. The Company expects to incur total estimated pre-tax restructuring and related charges of approximately $4.3 million during the second quarter of 2020 to implement the Expense Reduction Plan, approximately 75% of which is related to employee severance and related benefits costs, with the remainder attributable to the write-off of long-lived assets from international marketplaces. The Company expects that approximately $2.6  million of these charges will result in future cash expenditures. The discontinuation of operations in certain markets does not impact the Company’s segment reporting.

On April 16, 2020, in response to the COVID-19 pandemic, the Company announced a 50% fee reduction on all May marketplace subscriptions for paying dealers in the United States, Canada and the United Kingdom and suspension of all charges for paying dealers in Italy as the Company intends to cease the operations of its Italian marketplace in the second quarter of 2020. On April 29, 2020, in further response to the COVID-19 pandemic, the Company announced a 20% and 50% fee reduction on all June marketplace subscriptions for paying dealers in the United States and United Kingdom, respectively. On May 5, 2020, the Company also announced a 20% fee reduction on all June marketplace subscriptions for paying dealers in Canada. These modifications had an immaterial impact on the Company’s revenues for the first quarter of 2020. The Company expects these fee reductions, together with the fee reductions for the April service period, to negatively impact revenue for the second quarter of 2020 by approximately $50.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 14, 2020, or our 2019 Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States generally accepted accounting principles, or GAAP.

Company Overview

CarGurus is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, we provide information and analysis that create a differentiated automotive search experience for consumers. Our trusted marketplace empowers users with unbiased third‑party validation on pricing and dealer reputation as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.” In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. We also operate online marketplaces in Germany, Italy, and Spain; we intend to cease the operations of each of these marketplaces in the second quarter of 2020. In the United States and the United Kingdom, we also operate the Autolist and PistonHeads online marketplaces, respectively, as independent brands.

We generate marketplace subscription revenue from dealers primarily through Listings and Dealer Display subscriptions, and advertising and other revenue from automobile manufacturers and other auto-related brand advertisers as well as partnerships with financing services companies. Our revenue for the three months ended March 31, 2020 was $157.7 million, a 17% increase from $135.3 million of revenue in the three months ended March 31, 2019.

For the three months ended March 31, 2020, we generated net income of $12.7 million and our Adjusted EBITDA was $27.6 million, compared to net income of $12.6 million and Adjusted EBITDA of $16.8 million for the three months ended March 31, 2019. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

We have two reportable segments, United States and International. See Note 12 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

COVID-19 Update

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced in Wuhan, China and in January 2020, the World Health Organization, or the WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The long-term implications of the COVID-19 pandemic and the resulting global crisis on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become widespread in the locations where we, and our customers, suppliers and third-party business partners conduct business and as a result, we have experienced disruptions in our operations.

For example, in an effort to limit the spread of COVID-19, several countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. In March, we closed all of our offices (including our corporate headquarters) in the United States, Ireland and United Kingdom and began requiring our employees to work remotely. A number of states and other governments have issued shelter in place or stay-at-home orders and have restricted the ability to buy and sell automobiles by excluding dealerships from the list of essential businesses and/or by closing the agencies that process the transfer of automotive titles. In addition, as a result of these restrictions and concerns about the spread of the disease, the operations of car dealerships have been disrupted, which has adversely affected the market for automobile purchases. As a result of these restrictions and the impact on their businesses, a number of our paying dealers have temporarily closed, plan to temporarily close or are operating on a reduced capacity, and many dealerships are facing significant financial challenges.

On March 18, 2020, in response to the COVID-19 pandemic, we announced a 50% fee reduction on all marketplace subscriptions for the April service period for paying dealers in the United States, Canada and the United Kingdom, as well as a suspension of all charges for paying dealers in Italy as we intend to cease the operations of our Italian marketplace in the second quarter of 2020. This discount resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, we calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. In our calculation of the remaining transaction price we also included estimated discounts for future service periods. These modifications had an immaterial impact on our revenues for the first quarter of 2020. On April 16, 2020, we announced a 50% fee reduction on all May marketplace subscriptions for paying dealers in the United States, Canada and the United Kingdom, as well as a continuation of our suspension of all charges for paying dealers in Italy. On April 29, 2020, in further response to the COVID-19 pandemic, we announced a 20% and 50% fee reduction on all June marketplace subscriptions for paying dealers in the United States and United Kingdom, respectively. On May 5, 2020, we also announced a 20% fee reduction on all June marketplace subscriptions for paying dealers in Canada.  We expect these fee reductions, together with the fee reductions for the April service period, to negatively impact revenue for the second quarter of 2020 by approximately $50.0 million.

We have experienced and may continue to experience constrained customer demand that could have a materially adverse impact on our business, results of operations and overall financial performance. Specifically, we have experienced and may continue to experience an adverse impact on our revenue as a result of customers cancelling their subscriptions due to closures of their dealerships and customers reducing advertising spend due to cost constraints, as well as our issuance of discounts to our paying dealers.

As a result of the customer discounts that we announced for the April, May and June service periods, we will generate much less revenue from our paying dealers in the near term. In an effort to offset this decrease in near term revenue, we initiated a reduction in our workforce of approximately 13% and are implementing several other cost saving initiatives. These cost saving initiatives include a reduction in consumer marketing spend and a reduction in discretionary spend across the business as well as a 50% executive base salary reduction for three months. Additionally, we decided to cease marketplace operations in Germany, Italy, and Spain, and halt new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom.

While our near term revenue and earnings had been relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the “Risk Factors” section of this Quarterly Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International segments. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. International markets perform differently from the United States market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition and other dynamics unique to each country.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2020		2019
	(in thousands)
United States	38,438	(1)	38,046
International	10,690		11,519
Total	49,128		49,565

(1)	Includes users from the Autolist website from January 16, 2020 (the date of the closing of our acquisition of Autolist) to March 31, 2020.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, (iii) Greenwich Mean Time for our U.K. websites, and (iv) Central European Time (or Central European Summer Time when daylight savings is observed) for our Germany, Italy, and Spain websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended March 31,
Average Monthly Sessions	2020		2019
	(in thousands)
United States	101,129	(1)	101,566
International	25,307		25,751
Total	126,436		127,317

(1)	Includes sessions from the Autolist website from January 16, 2020 (the date of the closing of our acquisition of Autolist) to March 31, 2020.

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

	At March 31,
Number of Paying Dealers	2020		2019
United States	27,883	(1)	28,061
International	7,434		5,174
Total	35,317		33,235

(1)	Includes paying dealers from the Autolist website.

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

	At March 31,
Average Annual Revenue per Subscribing Dealer (AARSD)	2020		2019
United States	$18,393	(1)	$15,440
International	$5,222	(2)	$4,883	(3)
Consolidated	$16,051		$14,193

(1)	Excludes revenue and dealers from the Autolist website as it was acquired on January 16, 2020, and therefore, data for the trailing 12-month revenue calculation is not available.
(2)

Excludes revenue and dealers from the Italy website as it began earning marketplace subscription revenue in April 2019, and therefore, data for the trailing 12-month revenue calculation as of March 31, 2019 was not applicable.

(3)	Excludes revenue and dealers from the PistonHeads website as it was acquired on January 8, 2019, and therefore, data for the trailing 12-month revenue calculation was not available.

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, other income, net, and the provision for (benefit from) income taxes. We have presented Adjusted EBITDA within this Quarterly Report, because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•

Adjusted EBITDA excludes transaction and one-time acquisition-related expenses incurred by us during a reporting period, which may not be reflective of our operational performance during such period, for acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;

•

Adjusted EBITDA does not reflect other income, net which primarily includes interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses;

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

	Three Months Ended March 31,
	2020	2019(1)
Reconciliation of Adjusted EBITDA:	(in thousands)
Net income	$12,696	$12,584
Depreciation and amortization	2,990	1,627
Stock-based compensation expense	11,681	7,686
Acquisition-related expenses	944	5
Other income, net	(728)	(1,646)
Provision for (benefit from) income taxes	51	(3,503)
Adjusted EBITDA	$27,634	$16,753

(1)

In December 2019, we revised our definition of Adjusted EBITDA to exclude the impact of acquisition-related expenses. This revised definition more accurately reflects management’s view of our business and financial performance. Adjusted EBITDA for the three months ended March 31, 2019 has been restated for comparison purposes.

Components of Unaudited Condensed Consolidated Income Statements

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

During the first quarter of 2020, we temporarily suspended our Restricted Listings product on a limited basis and put certain non-paying dealers into a suspended activity program. In this temporary program, we continue to collect leads from consumers but do not provide these leads to non-paying dealers. This program includes formerly paying dealers who terminated their paid subscription with us due to the COVID-19 pandemic. We intend to forward leads collected under this suspended activity program to dealers once they restore their paid subscription or on an anonymized basis once we reinstate Restricted Listings, as the case may be.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice at the end of the committed term, although we did not require dealers to provide 30 days’ advance notice of termination for dealers who have canceled as a result of the COVID-19 pandemic. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package also have access to the Pricing Tool and Market Analysis tool. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts that the Company may offer from time to time.

In addition to displaying inventory in our marketplace and providing access to the Dealer Dashboard, we offer dealers subscribing to one of our Enhanced, Featured, or Featured Priority Listings packages other subscription advertising and customer acquisition products, including Dealer Display, pursuant to which dealers can buy display advertising that appears in our marketplace, and on other sites on the internet, and for which such advertisements can be targeted by the user’s geography, search history, CarGurus website activity (including showing a user relevant vehicles from a dealer’s inventory that the user has not yet discovered on our marketplace), and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

We also offer paid Listings packages for the Autolist website and paid Listings and display products for the PistonHeads website.

Due to the impact of the COVID-19 pandemic, we expect a reduction in marketplace revenue in the near term as paying dealers cancel their subscriptions with us (including, with our permission, prior to the end of the applicable contract term and without the full notice period) and as we recognize the discounts provided to customers in April, May and June, which is a reduction in the overall transaction price and will be spread over the remaining contract term.

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

We also offer non-dealer display products for the Autolist and PistonHeads websites.

Due to the impact of the COVID-19 pandemic, we expect a reduction in advertising revenue in the near term as some advertisers cancel or reduce their advertising with us (including, with our permission, prior to the end of the applicable contract term).

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation for our customer support team and third-party service provider costs such as data center and networking expenses, allocated overhead costs, depreciation expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of internal-use software; and allocated overhead costs. A portion of our commissions that are related to obtaining a new contract is capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing costs are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and any resulting changes in the competitive landscape and attempt to restore our consumer audience and our brand awareness, which will impact our quarterly results of operations.

Product, Technology, and Development

Product, technology, and development expenses, which include research and development costs, consist primarily of personnel and related expenses for our development team, including salaries, benefits, incentive compensation, stock-based compensation and allocated overhead costs. Other than website development and internal-use software costs as well as other costs that qualify for capitalization, research and development costs are expensed as incurred. Despite our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect product, technology, and development expenses to increase as we develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, human resources, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. General and administrative costs are expensed as incurred. In connection with our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect to reduce our general and administrative expenses in the near term.  Nevertheless, we generally expect general and administrative expenses to increase as we grow our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a provision for income taxes for the three months ended March 31, 2020 and a benefit from income taxes for the three months ended March 31, 2019. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against our net deferred tax assets as of March 31, 2020 and December 31, 2019 was immaterial.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenue:
Marketplace subscription	$141,866	$120,843
Advertising and other	15,823	14,427
Total revenue	157,689	135,270
Cost of revenue	11,610	7,720
Gross profit	146,079	127,550
Operating expenses:
Sales and marketing	93,595	91,316
Product, technology, and development	23,084	15,972
General and administrative	15,860	11,760
Depreciation and amortization	1,521	1,067
Total operating expenses	134,060	120,115
Income from operations	12,019	7,435
Other income, net:
Interest income	562	744
Other income, net	166	902
Total other income, net	728	1,646
Income before income taxes	12,747	9,081
Provision for (benefit from) income taxes	51	(3,503)
Net income	$12,696	$12,584

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$148,006	$128,403
International	9,683	6,867
Total	$157,689	$135,270
Income (Loss) from Operations
United States	$20,262	$17,381
International	(8,243)	(9,946)
Total	$12,019	$7,435

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Revenue:
Marketplace subscription	90%	89%
Advertising and other	10	11
Total revenue	100%	100%
Cost of revenue	7	6
Gross profit	93	94
Operating expenses:
Sales and marketing	59	67
Product, technology, and development	15	12
General and administrative	10	9
Depreciation and amortization	1	1
Total operating expenses	85	89
Income from operations	8	5
Other income, net:
Interest income	0	0
Other income, net	0	1
Total other income, net	0	1
Income before income taxes	8	6
Provision for (benefit from) income taxes	0	(3)
Net income	8%	9%

	Three Months Ended March 31,
	2020	2019
Additional Financial Data:
Revenue
United States	94%	95%
International	6	5
Total	100%	100%
Income (Loss) from Operations
United States	13%	13%
International	(5)	(8)
Total	8%	5%

For the three months ended March 31, 2020 and 2019

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$141,866	$120,843	$21,023	17%
Advertising and other	15,823	14,427	1,396	10
Total	$157,689	$135,270	$22,419	17%
Percentage of total revenue:
Marketplace subscription	90%	89%
Advertising and other	10	11
Total	100%	100%

Overall revenue increased by $22.4 million, or 17%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Marketplace subscription revenue increased by 17%, while advertising and other revenue grew by 10%.

Marketplace subscription revenue increased by $21.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and represented 90% of total revenue for the three months ended March 31, 2020 and 89% of revenue for the three months ended March 31, 2019. This increase in marketplace subscription revenue was attributable primarily to a 19% growth in our AARSD for United States dealers to $18,393 at March 31, 2020 from $15,440 at March 31, 2019 and to a 6% growth in the number of total paying dealers to 35,317 at March 31, 2020 from 33,235 at March 31, 2019. The increase in our AARSD for United States dealers was driven by new products, unit pricing and packaging as well as the investments made in building our brand and growing our audience, which resulted in growth in volume of connections. The increase in paying dealers was driven by the efforts of our sales and marketing teams to subscribe dealers to our Listings packages.

Advertising and other revenue increased by $1.4 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and represented 10% of total revenue for the three months ended March 31, 2020 and 11% of the total revenue for the three months ended March 31, 2019. The increase in advertising and other revenue was primarily due to $1.1 million of revenue from Autolist.

Revenue by Segment

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
United States	$148,006	$128,403	$19,603	15%
International	9,683	6,867	2,816	41
Total	$157,689	$135,270	$22,419	17%
Percentage of total revenue:
United States	94%	95%
International	6	5
Total	100%	100%

United States revenue increased $19.6 million, or 15%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a 19% increase in AARSD for United States dealers. The increase in United States revenue was also attributable to revenue from Autolist, partially offset by future concessions announced on March 18, 2020 due to COVID-19.

International revenue increased $2.8 million, or 41%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a 44% increase in the number of International paying dealers and a 7% increase in AARSD for International dealers.

Cost of Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$11,610	$7,720	$3,890	50%
Percentage of total revenue	7%	6%

Cost of revenue increased $3.9 million, or 50%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to a $1.8 million increase in fees related to provisioning advertising campaigns on our websites, a $0.7 million increase in amortization primarily due to amortization of website development costs, a $0.6 million increase in data center and hosting costs and a $0.3 million increase in depreciation.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$93,595	$91,316	$2,279	2%
Percentage of total revenue	59%	67%

Sales and marketing expenses increased $2.3 million, or 2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  This increase was due primarily to an increase of $1.2 million in salaries and employee-related costs, exclusive of stock-based compensation expense and commissions expense, which increased $0.4 million and $0.2 million, respectively. The increase in salaries and employee-related costs, stock-based compensation expense and commissions expense was due primarily to a 15% increase in headcount. The increase for the three months ended March 31, 2020 was also due to an increase in software subscriptions costs of $0.6 million and was offset in part by decreases in marketing event costs of $0.3 million. The increase for the three months ended March 31, 2020 was also partially attributable to sales and marketing expenses associated with the integration and marketing of Autolist of $0.6 million.

Product, Technology, and Development Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product, technology, and development	$23,084	$15,972	$7,112	45%
Percentage of total revenue	15%	12%

Product, technology, and development expenses increased $7.1 million, or 45%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to a $3.7 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $2.2 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 42% increase in headcount to support our growth and product innovations. The increase in product, technology, and development expenses for the three months ended March 31, 2020 was also due in part to a $0.5 million increase in allocated lease costs due to new office space at 55 Cambridge Parkway, in Cambridge, Massachusetts and a $0.4 million increase in software subscriptions. The increase for the three months ended March 31, 2020 was also partially attributable to product, technology, and development expenses associated with the integration and development of Autolist technology of $1.6 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$15,860	$11,760	$4,100	35%
Percentage of total revenue	10%	9%

General and administrative expenses increased $4.1 million, or 35%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily a $0.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.4 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 27% increase in headcount to support our expanded operations. The increase for the three months ended March 31, 2020 was also due in part to a $1.2 million increase in bad debt expense as a result of increasing our allowance for doubtful accounts for the COVID-19 pandemic and a $0.5 million increase in payment processing and billing costs due to increased customer transactions driven by revenue growth.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,521	$1,067	$454	43%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.5 million, or 43%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to an increase in depreciation related to the additional leasehold improvements associated with additional office space leased at 55 Cambridge Parkway in Cambridge, Massachusetts as well as amortization of intangible assets primarily related to Autolist.

Other Income, Net

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$562	$744	$(182)	(24)%
Other income, net	166	902	(736)	(82)
Total other income, net	$728	$1,646	$(918)	(56)%
Percentage of total revenue:
Interest income	0%	0%
Other income, net	0	1
Total other income, net	0%	1%

Total other income, net decreased $0.9 million, or 56%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The $0.7 million decrease in other income, net was primarily due to a $0.9 million decrease in unrealized gain. In the three months ended March 31, 2019 the Company had an unrealized gain associated with an intercompany receivable related to the acquisition of PistonHeads.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$51	$(3,503)	$3,554	101%
Percentage of total revenue	0%	(3)%

The provision for income taxes recorded during the three months ended March 31, 2020, as compared to the benefit from income taxes recorded during the three months ended March 31, 2019 was principally due to $1.2 million of tax benefit related to excess stock-based compensation deductions recorded during the three months ended March 31, 2020, compared to $5.2 million recorded during the three months ended March 31, 2019,  as well as a decrease in federal and state research and development tax credits as compared to the three months ended March 31, 2019 as a result of the decreased compensation included in research and development wages, partially offset due to the benefit of the CARES Act.

Income (Loss) from Operations by Segment

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$20,262	$17,381	$2,881	17%
International	(8,243)	(9,946)	1,703	17
Total	$12,019	$7,435	$4,584	62%
Percentage of segment revenue:
United States	14%	14%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $2.9 million or 17%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was due to an increase in revenue of $19.6 million, offset by increases in operating expenses of $12.9 million and cost of revenue of $3.8 million, in part due to revenue and costs associated with Autolist.

International loss from operations decreased $1.7 million, or 17%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in International loss from operations reflects our continued investment into international markets resulting in increased revenues.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At March 31, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents of $74.5 million and $59.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $81.3 million and $111.7 million at March 31, 2020 and December 31, 2019, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$10,141	$9,685
Net cash provided by (used in) investing activities	7,527	(11,350)
Net cash used in financing activities	(2,892)	(3,263)
Impact of foreign currency on cash	(28)	(23)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,748	$(4,951)

Our operations have been financed primarily from operating activities and our initial public offering. We generated cash from operating activities of $10.1 million during the three months ended March 31, 2020, and $9.7 million during the three months ended March 31, 2019.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report, but we do expect to use more cash in the near term as we deal with the challenges of the COVID-19 pandemic. As such, we are implementing plans to reduce cash spend including, but not limited to, initiating a reduction in our workforce, ceasing operation of certain international marketplaces and halting expansion efforts in any new international markets, and implementing targeted reductions in sales and marketing expenses, including across both algorithmic traffic acquisition and brand spend, discretionary operating expenses and capital expenditures, including those announced on April 16, 2020. Our future capital requirements will depend on many factors, including the impact of the COVID-19 pandemic, our revenue, costs associated with our sales and marketing activities and the support of our product, technology, and development efforts, our investments in international markets, and the timing and extent of our cost savings related to our expense reduction efforts. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of this Quarterly Report.

To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all, including due to increased volatility in the capital markets attributable to the COVID-19 pandemic.

Operating Activities

Cash provided by operating activities of $10.1 million during the three months ended March 31, 2020 was due primarily to net income of $12.7 million, adjusted for $11.6 million of stock-based compensation expense for equity classified awards, $5.5 million of deferred taxes, $3.0 million of depreciation and amortization, $2.8 million of amortization of deferred contract costs and $1.2 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $5.4 million decrease in accounts receivable. The increases in cash flow from operations were partially offset by an $11.0 million increase in prepaid expenses, prepaid income taxes, and other assets, a $7.4 million decrease in accounts payable, a $4.9 million decrease in deferred revenue, a $4.4 million decrease in accrued expenses, accrued income taxes, and other current liabilities, a $3.3 million increase in deferred contract costs, and a $0.7 million decrease in lease obligations.

Cash provided by operating activities during the three months ended March 31, 2019 was $9.7 million, due primarily to net income of $12.6 million, adjusted for $7.7 million of stock-based compensation expense, $1.8 million of amortization of deferred contract costs and $1.6 million of depreciation and amortization, partially offset by $3.7 million of deferred taxes. Cash provided by operating activities was also attributable to a $3.2 million increase in accounts payable, partially offset by a $4.4 million increase in deferred contract costs, a $4.0 million decrease in accrued expenses, accrued income taxes, and other current liabilities, a $1.7 increase in prepaid expenses, prepaid income taxes, and other assets, a $1.5 million increase in accounts receivable and a $1.4 million decrease in lease obligations.

Investing Activities

Cash provided by investing activities of $7.5 million during the three months ended March 31, 2020 was due to maturities of certificates of deposit of $30.4 million, offset in part by $21.0 million of cash paid for acquisitions, $1.2 million of purchases of property and equipment and $0.7 million related to the capitalization of website development costs.

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

Financing Activities

Cash used in financing activities of $2.9 million during the three months ended March 31, 2020 was due primarily to the payment of withholding taxes on net share settlements of restricted stock units of $3.4 million, partially offset by $0.5 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our 2019 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, other than leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

The accounting estimates that require the most difficult and subjective judgments include revenue recognition, allowance for doubtful accounts and sales allowances, variable consideration, the recoverability of long-lived assets, the valuation and recoverability of goodwill and intangible assets, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, and the recoverability of our net deferred tax assets and related valuation allowance. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our Unaudited Condensed Consolidated Financial Statements.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

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

Interest Rate Risk

We did not have any long-term borrowings at March 31, 2020 or at December 31, 2019.

We had cash, cash equivalents, and investments of $155.7 million and $171.6 million at March 31, 2020 and December 31, 2019, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to nine months. Such interest-earning instruments carry a degree of interest rate risk. Given recent changes in the interest rate environment and in an effort to ensure liquidity, the Company expects lower returns from its investments for the foreseeable future.  To date, fluctuations in interest income have not been material to the operations of the business.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2020 and December 31, 2019, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Income Statements under the heading, other income, net. Long-term intercompany accounts are recorded at their historical rates.

As we seek to grow our international operations in Canada and the United Kingdom, our risks associated with fluctuation in currency rates may become greater, and we will continue to reassess our approach to managing these risks.

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

Risks Related to Our Business and Industry

Our business, financial condition and results of operations have been and will continue to be adversely affected by the recent novel coronavirus disease 2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China.  The virus has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States, Canada and the United Kingdom.  This pandemic has had a significant impact in the parts of the world where it has caused health crises and will likely continue to severely affect many aspects of society in these and other areas, and has resulted in and will likely continue to result in significant disruptions to the global economy as well as businesses and capital markets around the world.

Our operations have already been materially adversely affected by a range of factors related to the COVID-19 pandemic.  For example, in an effort to limit the spread of COVID-19, several countries, including the United States, have placed significant restrictions on travel and commerce and many businesses have announced extended closures.  In March, we closed all of our offices (including our corporate headquarters) in the United States, Ireland and United Kingdom and began requiring our employees to work remotely, which has disrupted how we operate our business.  A number of states and other governments have issued shelter in place or stay-at-home orders and have restricted the ability to buy and sell automobiles by excluding dealerships from the list of essential businesses and/or by closing the agencies that process the transfer of automotive titles.  In addition, as a result of these restrictions and concerns about the spread of the disease, consumers have demonstrated significantly less interest in car shopping and the operations of car dealerships have been disrupted, which has adversely affected the market for automobile purchases.  As a result of the travel and commerce restrictions and the impact on their businesses, a number of our paying dealers have temporarily closed, plan to temporarily close or are operating on a reduced capacity, and many dealerships are facing significant financial challenges.  Such closures and circumstances have led some paying dealers to cancel their subscriptions and/or reduce their advertising spend with us, which has had and will continue to have a material adverse effect on our business, financial condition and results of operations.  Additionally, in response to the increasing cancelations and the drop in consumer demand, we reduced our spending on brand advertising and traffic acquisition, which has resulted in fewer consumers using our platform, which in turn has and will continue to materially and adversely affect our business, financial condition and results of operations. Our business relies on the ability of consumers to borrow funds to acquire automobiles and we expect that banks and other financing companies may limit or restrict lending to consumers, which will materially and adversely affect our business.

Further, because of the significant financial challenges that dealerships are facing as a result of the COVID-19 pandemic, we have taken measures to help our paying dealers maintain their business health during the COVID-19 pandemic.  We proactively reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a 20% fee reduction on all June 2020 marketplace subscriptions for paying dealers in the United States and Canada and a 50% fee reduction on all June 2020 marketplace subscriptions for paying dealers in the United Kingdom.  As a result, the level of fees we receive from paying dealers has decreased and will continue to be materially reduced during this period, resulting in a material adverse effect to our business, financial condition and results of operations.  In addition, despite our proactive discounting, we have experienced, and expect to continue to experience, increased customer cancellation rates and slowed paying dealer additions, which will also materially and adversely affect our business, financial condition and results of operations.  We also expect to experience an increase in account delinquencies from dealer customers challenged by the COVID-19 pandemic that fail to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue and cash flows already have caused us to implement certain cost-savings measures across our business, which have disrupted, and may continue to disrupt, our business and operations.  For example, we initiated a reduction in our workforce of approximately 13%, paused hiring for the foreseeable future, and limited discretionary spend across our business, including by eliminating, reducing or pausing certain vendor relationships.  We have also reduced consumer marketing spend across both algorithmic traffic acquisition and brand as a result of suppressed consumer demand in the automotive industry.  Despite these measures, we may not achieve the costs savings at the levels we expect and may be required to make additional cash expenditures, which would adversely impact our cash flows and financial condition.  If our cash flows continue to decrease as a result of the effects from the COVID-19 pandemic, we may also decide that additional disruptive measures are necessary to reduce our operating expenses.

The global nature of the COVID-19 pandemic has also had a significant impact on our international businesses.  The crisis has halted our growth in existing markets and our expansion into additional markets.  In particular, we are ceasing marketplace operations in Germany, Italy, and Spain, as well as ceasing any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom.  Failure by us to succeed in these two marketplaces, however, would materially and adversely affect our business and potential growth.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue in 2020.  However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and the length of the travel and commerce restrictions imposed on federal and state levels, as well as by the governments of impacted countries.  Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which will have a significant negative impact on our business, financial condition and results of operations.

Our business is substantially dependent on our relationships with dealers, and our subscription agreements with these dealers do not contain long-term contractual commitments.  If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

Our primary source of revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplace.  Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term.  While we have been working to transition many of these dealers to contracts with one-year committed terms (which effort has been slowed since the COVID-19 pandemic), the majority of our contracts with dealers currently provide for one-month committed terms.  The contracts do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term.  Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements.  As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, with our permission, prior to the end of the applicable contract term and notice period), which will cause a material adverse impact on our revenues, and we expect more paying dealers to cancel their subscriptions (including early terminations permitted by us) as a result of the COVID-19 pandemic.  If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

If paying dealers do not experience the volume of consumer connections that they expect during their subscription period, or do not experience the level of car sales they expect from those connections, they may terminate their subscriptions at the conclusion of the committed term or may only be willing to renew their subscriptions at a lower level of fees. We have experienced and expect to continue to experience a decline in the volume of consumer connections as a result of our reductions in marketing expense in light of the COVID-19 pandemic and as a result of a decrease in consumer shopping in light of the COVID-19 pandemic.  Also, as a result of the COVID-19 pandemic many paying dealers cancelled their subscriptions with us, which will cause a material adverse impact on our revenues, and we expect more paying dealers to cancel their subscriptions as a result of the COVID-19 pandemic.  Even if dealers do experience increased consumer connections or sales, they may not attribute such increases to our platform.  If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in the CarGurus marketplace for free; however, we impose certain limitations on such free listings, such as excluding dealer identity and contact information, and these dealers do not receive access to the paid features of our marketplace.  As a result of the COVID-19 pandemic, we temporarily suspended our free listings product, Restricted Listings, on a limited basis and put certain non-paying dealers into a suspended activity program.  In this temporary program, we continue to collect leads from consumers but do not provide these leads to non-paying dealers.  This program includes formerly paying dealers who terminated their paid subscription with us due to the COVID-19 pandemic.  We intend to forward leads collected under this suspended activity program to dealers once they restore their paid subscription or on an anonymized basis once we reinstate Restricted Listings, as the case may be.  In the future, including due to the impact of the COVID-19 pandemic, we may decide to impose additional restrictions on free listings. If dealers do not subscribe to our paid offerings at the rates we expect, or if a greater than expected number of paying dealers elect to terminate their subscriptions or reduce their fees, our business and financial results would be materially and adversely affected.

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

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term.  The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term.  As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, with our permission, prior to the end of the applicable contract term and notice period), which will cause a material adverse impact on our revenues, and we expect more paying dealers to cancel their subscriptions (including early terminations permitted by us) or decrease their advertising with us as a result of the COVID-19 pandemic.  Our other advertising contracts, including those with auto manufacturers, are typically for a defined period of time and do not have ongoing commitments to advertise in our marketplace beyond the committed term.  As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which will cause a material adverse impact on our revenues, and we expect more advertising customers to cancel or reduce their advertising as a result of the COVID-19 pandemic.  In addition, we expect to have fewer consumer visits to our sites as a result of the COVID-19 pandemic which results in the delivery of fewer impressions for our advertising customers, which we expect to have an adverse impact on our advertising revenues.  We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising services as compared to alternative channels.  If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling vehicle search experience to consumers through our platform, the number of connections between consumers and dealers using our marketplace may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplace could decline, which in turn could lead dealers to pause listing their inventory in our marketplace, cancel their subscriptions, or reduce their advertising spend with us. If dealers pause or cancel listing their inventory in our marketplace, we may not be able to maintain and grow our consumer traffic, which may cause other dealers to pause or cancel their use of our marketplace.  This reduction in the number of dealers using our marketplace would likely materially and adversely affect our marketplace and our business and financial results.  As consumers increasingly use their mobile devices to access the internet and our marketplace, our success depends, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices.  We believe that our ability to provide a compelling vehicle search experience, both on the web and through mobile devices, is subject to a number of factors, including:

•	our ability to maintain an attractive marketplace for consumers and dealers, including on mobile platforms;
•	our ability to continue to innovate and introduce products for our marketplace on mobile platforms;
•	our ability to launch new products that are effective and have a high degree of consumer engagement;
•	our ability to display a wide variety of automobile inventory to attract more consumers to our websites;
•	our ability to maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and

•	our ability to access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

As a result of the COVID-19 pandemic, dealers may remove their inventory from our websites, which could attract fewer consumers to our websites.  If fewer consumers visit our websites, our business and operating results would be harmed.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites.  The number of consumers we attract to our marketplace from search engines is due in part to how and where our websites rank in unpaid search results.  These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently.  For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites.  Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies in a way that would adversely affect our search result rankings.  If internet search engines modify their methodologies in ways that are detrimental to us, or if our competitors’ internet search engine optimization efforts are more successful than ours, overall growth in our traffic could slow or our traffic could decline.  In addition, internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products.  Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users.  Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future.  Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

Any inability by us to develop new products, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products and services that make our marketplace, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers.  These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplace and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplace and its related products and effectively incorporate new internet and mobile technologies into them and our ability to engage in these activities may decline as a result of the impact of the COVID-19 pandemic on our business.  These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and other research and development activities.  In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products.  We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers.  Our pricing models may not effectively reflect the value of products to consumers and dealers, and, if we are unable to provide a marketplace and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications.  Without an innovative marketplace and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplace, which could, in turn, negatively impact our business and financial results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data licensors.  Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplace.  For example, our success in international markets is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The large amount of inventory and vehicle information available in our marketplace is critical to the value we provide for consumers. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers using our marketplace. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, increased fees we may be charged by data providers and the effects of the COVID-19 pandemic.  Our marketplace could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted, whether as a result of the COVID-19 pandemic or otherwise.  If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplace may be limited.  In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable and less transparent shopping experience for consumers using our marketplace and could negatively affect our business and operating results.

The failure to build, maintain and protect our brand would harm our ability to grow our audience and to expand the use of our marketplace by consumers and dealers.

While we are focused on building our brand recognition, maintaining and enhancing our brand will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplace.  Our ability to protect our brand is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging in response to our success.  In addition, as a result of the COVID-19 pandemic, we have reduced our brand spend and expect to continue to maintain lower brand spend for some period of time.  If consumers were to believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brand may be adversely affected.

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

Our recent growth is not indicative of our future growth, and our ability to grow our revenue in the future is uncertain due to the impact of the COVID-19 pandemic.

Our revenue increased to $588.9 million for the year ended December 31, 2019 from $454.1 million for the year ended December 31, 2018, representing a 30% increase between such periods, and increased to $157.7 million for the three months ended March 31, 2020 from $135.3 million for the three months ended March 31, 2019, representing a 17% increase between such periods. We expect a year-over-year decline in revenues in 2020 due to COVID-19-related effects. Our future revenue is uncertain due to the continued impact of the COVID-19 pandemic.  If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline. In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

•	increase the number of consumers using our marketplace;
•	maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying;
•	attract and retain advertisers placing advertisements in our marketplace;
•	further improve the quality of our marketplace and introduce high quality new products; and
•	increase the number of connections between consumers and dealers using our marketplace and connections to paying dealers, in particular.

Our expense reduction efforts in response to the COVID-19 pandemic may not be successful and may have unintended consequences.

On April 13, 2020, our board of directors approved an expense reduction plan to address the impact of the COVID-19 pandemic on our business, pursuant to which we initiated a reduction in our workforce of approximately 13%, paused hiring for the foreseeable future, limited discretionary spend across our business, reduced consumer marketing spend across both algorithmic traffic acquisition and brand, ceased operation of our Germany, Italy and Spain marketplaces, and halted expansion efforts in any new international markets. These expense reduction activities, and any future cost savings actions that we may take, may yield unintended consequences and costs, such as loss of key employees, attrition beyond our intended reduction in force, diversion of management’s attention from normal daily operations of the business, a decrease in cash available for future cash expenditures in connection with the reduction in force, and the risk that we may not achieve the anticipated cost savings at the levels we expect, any of which may have a material adverse effect on our results of operations or financial condition.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances.  If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

Our cash flows have been significantly and adversely impacted by the COVID-19 pandemic, and the effects of the COVID-19 pandemic may further impact our profitability and/or ability to generate positive cash flows in the future.  If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of the COVID-19 pandemic, as well as make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  However, additional funds may not be available when we need them on terms that are acceptable to us or at all.  Volatility in the credit markets, particularly as a result of the COVID-19 pandemic, may also have an adverse effect on our ability to obtain debt financing.

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

If we fail to grow effectively in our existing domestic and international markets our revenue, business, and financial results will be harmed.

While we are ceasing operations of our marketplaces in Germany, Italy and Spain and stopping development of emerging marketplaces, we continue to operate marketplaces in the United Kingdom and Canada, which are less familiar competitive environments and involve various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all.  We expect, as we have in the past, to incur significant losses in the United Kingdom and Canada  and face various other challenges, such as obtaining and maintaining access to data, competition for consumers and dealers using our products, new and different competitors, monetizing dealers and other customers, other regulatory environments and laws, different consumer behavior than we are familiar with, and our ability to maintain the number of our account managers to cover those markets.  Our operation of several marketplaces requires significant resources and management attention.  Furthermore, operations in international markets may not yield results similar to those we have achieved in the United States.

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations.

In the United Kingdom and Canada, we were not the first market entrant, and our competitors may be more established or otherwise better positioned than we are to succeed.  Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ websites and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplace.  Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplace.  Any of these barriers could impede our operations in international markets, which could affect our business and potential growth.

In addition to English, we have made portions of our platform available in French and Spanish (as well as German and Italian while such websites remain in operation).  We may have difficulty modifying our technology and content for use in non-English-speaking market segments or gaining acceptance by users in non-English-speaking market segments.  Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures.  Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including risks associated with:

•	recruiting, managing and retaining qualified multilingual employees, including sales personnel;
•	adapting our websites and mobile applications to conform to local consumer behavior;
•	increased competition from local websites and mobile applications and potential preferences by local populations for local providers;
•	compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws;
•	providing solutions in different languages and for different cultures, which may require that we modify our solutions and features so they are culturally relevant in different countries;
•	the enforceability of our intellectual property rights;
•	credit risk and higher levels of payment fraud;
•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the United Kingdom Bribery Act;
•	currency exchange rate fluctuations;
•	political and economic instability in some countries;
•	adverse changes in trade relationships among foreign countries and/or between the United States and such countries;
•	double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

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

We face significant competition from companies that provide listings, information, lead generation, marketing, and car-buying services designed to help consumers shop for cars and to enable dealers to reach these consumers.  Our competitors offer various marketplaces, products, and services that compete with us.  Some of these competitors include:

•	major United States online automotive marketplaces: AutoTrader.com, Cars.com, and TrueCar.com;
•	other United States automotive websites, such as Edmunds.com, KBB.com, and Carfax.com;
•	online automotive marketplaces and websites in our international markets;
•	internet search engines;
•	digital marketing providers;
•	peer to peer marketplaces, such as Craigslist;
•	sites operated by individual automobile dealers; and
•	online dealerships, such as Carvana and Vroom.

We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites.  To the extent that dealers view alternative marketing and media strategies to be superior to our marketplace, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplace, and our business and financial results may be adversely affected.

We also expect that new competitors will continue to enter the online automotive retail industry with competing marketplaces, products, and services, or that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to expand the number of dealers using our marketplace or could offer discounts that could significantly impede our ability to maintain our pricing structure.  Our competitors may also develop and market new technologies that render our existing or future platform and associated products less competitive, unmarketable, or obsolete.  In addition, if our competitors develop platforms with similar or superior functionality to ours, and our web traffic declines, we may need to decrease our subscription and advertising fees.  If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be negatively affected.

Our existing and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to offer more competitive pricing and the ability to devote greater resources to the development, promotion, and support of their marketplaces, products, and services.  They may also have more extensive automotive industry relationships than we have, longer operating histories, and greater name recognition.  As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can.  Additionally, to the extent that any competitor has existing relationships with dealers or auto manufacturers for marketing or data analytics solutions, those dealers and auto manufacturers may be unwilling to partner with us.  If we are unable to compete with these competitors, the demand for our marketplace and related products and services could substantially decline.

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

Furthermore, auto manufacturers may provide their franchise dealers with financial or other marketing support conditioned upon such dealers’ adherence to certain marketing guidelines, which guidelines may evolve as a result of the COVID-19 pandemic.  Auto manufacturers may determine that the manner in which certain of their franchise dealers use our platform is inconsistent with the terms of such marketing guidelines, which determination could result in potential or actual loss of the manufacturers’ financial or other marketing support to the dealers whose use of our platform is deemed objectionable.  The potential or actual loss of such marketing support may cause such dealers to cease paying for our paid features, which may adversely affect our ability to maintain or grow the number of our paying dealers.

Dealer closures or consolidations could reduce demand for our products, which may decrease our revenue.

In the past, the number of United States dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns and we expect this will occur as a result of the COVID-19 pandemic.  When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue.  Further dealership consolidations or closures could reduce the aggregate demand for our products and services.  If dealership closures and consolidations occur in the future, our business, financial position and results of operations could be materially and adversely affected.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including our payment processor, our data center hosts, our information technology providers, our data providers for inventory and vehicle information, our human resources information system provider, our billing subscription software provider, our customer relationship management software provider, our financial planning and analysis software provider, our information integration platform providers, our marketing platform providers, our business intelligence and data analytics providers, our search engine and social media advertising providers, our invoice and expense provider, our equity administration provider, and our general ledger provider, as well as our strategic partners, including consumer lenders.  If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our relationship or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation.  In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, whether as a result of the COVID-19 pandemic or otherwise, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations.  In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees.  Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees.  Qualified individuals are in high demand, and we may incur significant costs to attract and retain them, and we may become less competitive in attracting and retaining employees as a result of our recent expense reduction efforts and temporary freeze in hiring due to the COVID-19 pandemic.  In addition, the loss of any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all.  Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.  If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

If we are unable to successfully respond to changes in the market, our business could be harmed.

While our business has grown rapidly as consumers and dealers have increasingly accessed our marketplace, we expect that our business will evolve in ways which may be difficult to predict, including as a result of the COVID-19 pandemic.  For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the growth of our revenue will require more focus on developing new products for consumers and dealers, and increasing our fees for our products.  It is also possible that consumers and dealers could broadly determine that they no longer believe in the value of our marketplace.  Our success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics.  If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially and adversely affected.

We may be subject to disputes regarding the accuracy of Instant Market Values, Deal Ratings, Dealer Ratings, New Car Price Guidance and other features of our marketplace.

We provide consumers using our marketplace with our proprietary Instant Market Values, or IMV, Deal Ratings, and Dealer Ratings, as well as other features to help them evaluate vehicle listings, including price guidance for new car listings, or New Car Price Guidance.  Our valuation models depend on the inventory listed on our sites as well as public information regarding automotive sales.  If the inventory on our site declines significantly, or if the number of automotive sales declines significantly or used car sales prices become volatile, whether as a result of the COVID-19 pandemic or otherwise, our valuation models many not perform as expected.  Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Guidance, or other features to vary from our expectations regarding the accuracy of these tools.  In addition, from time to time, regulators, consumers, dealers and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating or New Car Price Guidance.  Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ use of our marketplace and could result in legal disputes.

As we acquire other companies or technologies, such activities could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our operating results.

Our success depends, in part, on our ability to grow our business in response to the demands of consumers, dealers, and other constituents within the automotive industry as well as competitive pressures.  In some circumstances, we have and will continue to do so through the acquisition of complementary businesses and technologies rather than through internal development.  The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions, including as a result of the COVID-19 pandemic.  The risks we face in connection with acquisitions include:

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

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change.  As we seek to grow our operations internationally, we are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, competition, and other matters.  The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.  Further, investigations by governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplace, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplace and related products and services.

Our business is subject to risks related to the larger automotive industry ecosystem, including consumer demand, global supply chain challenges, trade relations between the United States and China and other macroeconomic issues, including the effects of the COVID-19 pandemic, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.  Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and we expect that we are entering such a period as a result of the COVID-19 pandemic.  Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including: the effects of the COVID-19 pandemic, the cost of energy and gasoline; the availability and cost of credit; rising interest rates, which may reduce the demand for consumer credit due to the higher cost of borrowing; reductions in business and consumer confidence; stock market volatility; increased unemployment; and changing trade barriers, including increased tariff rates or custom duties.

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

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplace, even if such decisions negatively impact our results of operations in the short term.  For example, we manage the text-chat feature of our websites where consumers can message paying dealers.  Our management of this feature has helped improve dealer response times to consumers, which in turn improves the consumer experience.  While our management of this feature provides value to both consumers and paying dealers and could be a potential source of short-term revenue for us, we are not currently charging for this feature and are instead focusing on the potential long-term value of this feature to our marketplace and its users. In addition, we recently provided paying dealers with discounted marketplace subscriptions for the April, May and June 2020 service periods in an effort to help our paying dealers maintain their business health during the COVID-19 pandemic.  However, these strategies may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

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

Problems faced by our third-party web hosting providers could adversely affect the experience consumers have while using our marketplace.  Our third-party web hosting providers could close their facilities without adequate notice.  Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers whose services they use, which may be exacerbated as a result of the COVID-19 pandemic, may have negative effects on our business, the nature and extent of which are difficult to predict.  If our third-party web hosting providers are unable to keep up with our capacity needs, our business could be harmed.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion.  In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.”  While we have registered the CARGURUS and CG logos in the EU and the United Kingdom, as well as the word-mark CARGURUS in Italy, France, Spain, the United Kingdom and, for a subset of services, Ireland, we were not able to register the word-mark CARGURUS in the EU and Germany as the mark was deemed to be non-distinctive, and thus not registerable.

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

We may incur losses in the future if we fail to sufficiently manage our costs effectively.

We expect our annual revenue growth rate to halt or decline this year due to the COVID-19 pandemic and it is likely to continue to decline in the future as a result of a variety of factors.  In addition, our new product launches will cause our costs to increase in future periods as we continue to expend substantial financial resources to promote such new products.  If we fail to manage these additional costs as our annual revenue growth rate declines, we may incur losses in the future.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers, and our consumer-marketing spend generally fluctuates accordingly.  As consumer automotive purchases slow in the fourth quarter, our rate of marketing spend typically also slows.  This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses.  As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations could become more pronounced. Redistribution of our marketing spend in response to COVID-19-related expense management and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. For example, a larger portion of our advertising may run during peak holiday seasonality for retail advertisers, inflating our media costs.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the effects of the COVID-19 pandemic.  Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplace and the size and seasonal variability of our advertisers’ marketing budgets.  As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance.  In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect the trading price of our Class A common stock.

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

In addition, tax laws and regulations are complex and subject to varying interpretations.  For instance, on June 21, 2018, the United States Supreme Court issued its decision in South Dakota v. Wayfair, Inc., or the Wayfair Decision, which overturned prior case law that held that out-of-state merchants were not required to collect sales taxes unless they had a physical presence in the buyer’s state. The Wayfair Decision has created uncertainty over sales tax liability, and could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows.

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

•	announcements by us or our competitors of new products;
•	the public’s reaction to our issuances of earnings guidance, as well as our press releases, other public announcements, and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	any significant change in our management;
•	conditions in the automobile industry; and
•	general economic conditions, including as related to the COVID-19 pandemic, and positive or negative growth of our markets.

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

X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: May 7, 2020	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer and President, International (Principal Financial Officer and Principal Accounting Officer)