Form 10-Q
period 2020-06-30
CarGurus, Inc.
filed 2020-08-06
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 93,000,322 shares of Class A common stock, $0.001 par value per share, and 19,975,155 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•

our intentions with respect to availing ourselves of net operating loss, or NOL, carryback provisions under the CARES Act, and the corresponding impact on the valuation allowance for our NOLs and deferred federal research and development credit;

•	our expected returns on investments;
•

our ability to realize cost savings and achieve other benefits for our business from our expense reduction efforts, the impact of such reductions on our business and the timing of payments associated with such efforts;

•	our expectations for our enterprise-system upgrade and overhaul of our data architecture to yield improved efficiency in sales account management;
•	our outlook for our Restricted Listings product and temporary suspended activity program in Canada;
•	our expectations regarding future billings relief for customers; and
•	the impacts of the COVID-19 pandemic.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At June 30, 2020	At December 31, 2019
Assets
Current assets
Cash and cash equivalents	$133,199	$59,920
Investments	43,000	111,692
Accounts receivable, net of allowance for doubtful accounts of $672 and $240, respectively	16,844	22,124
Prepaid expenses and prepaid income taxes	11,141	10,452
Deferred contract costs	9,652	9,544
Other current assets	1,849	4,972
Restricted cash	396	250
Total current assets	216,081	218,954
Property and equipment, net	26,881	27,950
Intangible assets	10,599	3,920
Goodwill	27,623	15,207
Operating lease right-of-use assets	66,086	59,986
Restricted cash	10,627	10,553
Deferred tax assets	37,206	42,713
Deferred contract costs, net of current portion	8,825	10,514
Other non-current assets	3,508	3,826
Total assets	$407,436	$393,623
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,438	$36,731
Accrued expenses, accrued income taxes and other current liabilities	12,991	18,262
Deferred revenue	8,195	9,984
Operating lease liabilities	11,523	8,781
Total current liabilities	43,147	73,758
Operating lease liabilities	65,073	60,818
Deferred tax liabilities	314	284
Other non–current liabilities	3,047	1,908
Total liabilities	111,581	136,768
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 92,862,607 and 91,819,649 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	93	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 19,975,155 and 20,314,644 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	20	20
Additional paid-in capital	224,418	205,234
Retained earnings	71,686	51,859
Accumulated other comprehensive loss	(362)	(350)
Total stockholders’ equity	295,855	256,855
Total liabilities and stockholders’ equity	$407,436	$393,623

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$94,737	$145,031	$252,426	$280,301
Cost of revenue(1)	9,880	8,628	21,490	16,348
Gross profit	84,857	136,403	230,936	263,953
Operating expenses:
Sales and marketing	38,583	101,789	132,178	193,105
Product, technology, and development	21,887	17,346	44,971	33,318
General and administrative	14,158	12,540	30,018	24,300
Depreciation and amortization	1,520	1,180	3,041	2,247
Total operating expenses	76,148	132,855	210,208	252,970
Income from operations	8,709	3,548	20,728	10,983
Other income, net:
Interest income	317	744	879	1,488
Other income, net	157	105	323	1,007
Total other income, net	474	849	1,202	2,495
Income before income taxes	9,183	4,397	21,930	13,478
Provision for (benefit from) income taxes	2,052	(1,610)	2,103	(5,113)
Net income	$7,131	$6,007	$19,827	$18,591
Net income per share attributable to common stockholders: (Note 11)
Basic	$0.06	$0.05	$0.18	$0.17
Diluted	$0.06	$0.05	$0.17	$0.16
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	112,734,393	111,299,345	112,544,743	111,051,070
Diluted	113,737,465	113,388,509	113,947,241	113,398,793

(1)	Includes depreciation and amortization expense for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 and 2019 of $1,837, $734, $3,306 and $1,294, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$7,131	$6,007	$19,827	$18,591
Other comprehensive income (loss):
Foreign currency translation adjustment	481	356	(12)	(68)
Comprehensive income	$7,612	$6,363	$19,815	$18,523

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2019	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	$256,855
Net income	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	335,741	—	(335,741)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	92,517,427	$93	19,978,903	$20	$214,143	$64,555	$(843)	$277,968
Net income	—	—	—	—	—	7,131	—	7,131
Stock–based compensation expense	—	—	—	—	12,249	—	—	12,249
Issuance of common stock upon exercise of stock options	84,796	—	—	—	415	—	—	415
Issuance of common stock upon vesting of restricted stock units	375,645	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(119,009)	—	—	—	(2,389)	—	—	(2,389)
Conversion of common stock	3,748	—	(3,748)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	481	481
Balance at June 30, 2020	92,862,607	$93	19,975,155	$20	$224,418	$71,686	$(362)	$295,855

Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$9,713	$71	$194,111
Net income	—	—	—	—	—	12,584	—	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(424)	(424)
Balance at March 31, 2019	90,370,773	$90	20,702,084	$21	$188,954	$22,297	$(353)	$211,009
Net income	—	—	—	—	—	6,007	—	6,007
Stock–based compensation expense	—	—	—	—	9,260	—	—	9,260
Issuance of common stock upon exercise of stock options	133,838	—	—	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	362,447	1	—	—	(1)	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(122,137)	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustment	—	—	—	—		—	356	356
Balance at June 30, 2019	90,744,921	$91	20,702,084	$21	$193,967	$28,304	$3	$222,386

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$19,827	$18,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,347	3,541
Currency gain on foreign denominated transactions	(91)	(840)
Deferred taxes	4,695	(5,316)
Provision for doubtful accounts	1,658	368
Stock-based compensation expense	23,375	16,629
Amortization of deferred contract costs	5,641	3,634
Changes in operating assets and liabilities:
Accounts receivable, net	5,653	(3,838)
Prepaid expenses, prepaid income taxes, and other assets	2,835	(2,071)
Deferred contract costs	(4,074)	(7,768)
Accounts payable	(25,914)	6,032
Accrued expenses, accrued income taxes, and other current liabilities	(5,294)	(1,309)
Deferred revenue	(1,788)	(332)
Lease obligations	898	(1,880)
Other non-current liabilities	1,160	288
Net cash provided by operating activities	34,928	25,729
Investing Activities
Purchases of property and equipment	(2,571)	(8,584)
Capitalization of website development costs	(1,695)	(1,527)
Cash paid for acquisition, net of cash acquired	(21,004)	(19,139)
Investments in certificates of deposit	—	(96,527)
Maturities of certificates of deposit	68,692	100,000
Net cash provided by (used in) investing activities	43,422	(25,777)
Financing Activities
Proceeds from exercise of stock options	929	1,088
Payment of finance lease obligations	(18)	(12)
Payment of withholding taxes on net share settlement of restricted stock units	(5,786)	(8,591)
Net cash used in financing activities	(4,875)	(7,515)
Impact of foreign currency on cash, cash equivalents, and restricted cash	24	17
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,499	(7,546)
Cash, cash equivalents, and restricted cash at beginning of period	70,723	37,558
Cash, cash equivalents, and restricted cash at end of period	$144,222	$30,012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26	$88
Unpaid purchases of property and equipment	$7	$2,650
Capitalized stock-based compensation expense in website development and internal-use software costs	$667	$626
Cash paid for operating lease liabilities	$6,260	$5,605

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015.  The Company operates principally in the United States. In addition to the United States, it operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. The Company also operated online marketplaces in Germany, Italy, and Spain until it ceased the operations of each of these marketplaces in the second quarter of 2020. In the United States and the United Kingdom, the Company also operates the Autolist and PistonHeads online marketplaces, respectively, as independent brands. The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, the Company has two reportable segments, United States and International. See Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and December 31, 2019, results of operations, comprehensive income, changes in shareholders’ equity for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 and 2019. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2019 Annual Report.

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

For the three and six months ended June 30, 2020 and 2019, no individual customer accounted for more than 10% of total revenue.

As of June 30, 2020, no customer accounted for more than 10% of net accounts receivable. As of December 31, 2019, one customer accounted for 18% of net accounts receivable.

Included in net accounts receivable at June 30, 2020 and December 31, 2019, are $8,414 and $8,880, respectively, of unbilled accounts receivable primarily related to advertising customers that are generally billed within a quarter subsequent to services being rendered and revenues recognized in excess of billings during the second quarter related to spreading fee reductions resulting from the COVID-19 pandemic over the remaining contract term.

Allowance for Credit Losses

The Company is exposed to credit losses primarily through its trade accounts receivable. The Company determines the required allowance for expected credit losses using information such as historical loss trends, current conditions, and reasonable and supportable forecasts of economic conditions such as the impacts of the novel strain of coronavirus that surfaced in Wuhan, China in December 2019 and was subsequently declared a pandemic by the World Health Organization (“COVID-19”). Amounts are charged against the allowance when it is determined that expected credit losses may occur.

In light of the COVID-19 pandemic, the Company assessed the implications on accounts receivable and increased its allowance for doubtful accounts to $672 as of June 30, 2020 as compared to $240 as of December 31, 2019. The increase in account delinquencies due to the COVID-19 pandemic resulted in $1,658 of bad debt expense and $1,226 of write offs, net of recoveries for the six months ended June 30, 2020.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the six months ended June 30, 2020:

	Balance at Beginning of Period	Provision	Write–offs, Net of Recoveries	Balance at End of Period
Six Months Ended June 30, 2020	$240	$1,658	$(1,226)	$672

Revenue Recognition

The following table summarizes revenue from contracts with customers by geographical region and by revenue source for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States
Marketplace subscription revenue	$75,457	$122,352	$208,481	$237,373
Advertising and other revenue	14,289	14,658	29,271	28,040
Total	89,746	137,010	237,752	265,413
International
Marketplace subscription revenue	4,496	6,744	13,338	12,566
Advertising and other revenue	495	1,277	1,336	2,322
Total	4,991	8,021	14,674	14,888
Total Revenue
Marketplace subscription revenue	79,953	129,096	221,819	249,939
Advertising and other revenue	14,784	15,935	30,607	30,362
Total	$94,737	$145,031	$252,426	$280,301

The Company provides disaggregation of revenue based on the United States versus International geographical region classification and based on the marketplace subscription versus advertising and other revenue classification as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2020 was approximately $15.6 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2020. For performance obligations not satisfied as of June 30, 2020, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2020. The remaining duration is less than one year.

Revenue recognized during the six months ended June 30, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $9,984.

On March 18, 2020, in response to the COVID-19 pandemic, the Company announced a 50% fee reduction on all marketplace subscriptions for the April service period for paying dealers in the United States, Canada and the United Kingdom as well as a 100% fee reduction for paying dealers in Italy. On April 16, 2020, the Company announced a 50% fee reduction on all May marketplace subscriptions for paying dealers in the United States, Canada and the United Kingdom and suspension of all charges for paying dealers in Italy as the Company ceased the operations of its Italian marketplace in May 2020. On April 29, 2020, the Company announced a 20% and 50% fee reduction on all June marketplace subscriptions for paying dealers in the United States and United Kingdom, respectively.  On May 5, 2020, the Company also announced a 20% fee reduction on all June marketplace subscriptions for paying dealers in Canada.  These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations.

Recent Accounting Pronouncements Adopted

Goodwill and Intangibles

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Under previous guidance, Step 2 of the goodwill impairment test required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value was recognized as goodwill impairment. Under ASU 2017-04, goodwill impairment is recognized based on Step 1 of the goodwill impairment test, which calculates the carrying value in excess of the reporting unit’s fair value. The standard was effective beginning in January 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2020 and applied it on a prospective basis. The adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 and its subsequent related updates establish a forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. ASU 2016-13 and its subsequent related updates were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2020 and applied it on a prospective basis. The adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adopting this guidance will have on its Unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2020, the Company incurred total acquisition-related costs of $1.4 million related to the Merger. For the three months ended June 30, 2020, the Company incurred immaterial acquisition-related costs and for the six months ended June 30, 2020, the Company incurred total acquisition-related costs of $1.0 million. Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of one-time severance and bonus related expenses. For the six months ended June 30, 2020, $0.5 million, $0.3 million and $0.2 million of acquisition-related costs were recorded as operating expense and allocated to product, technology, and development, general and administrative, and sales and marketing, respectively, within the Unaudited Condensed Consolidated Income Statement.

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

Estimated Fair Value at Date of Acquisition
Cash and cash equivalents	$50
Restricted cash	220
Accounts receivable	2,034
Intangible assets (1)	7,600
Goodwill (2)	12,409
Operating lease right-of-use assets	2,169
Other assets, net	162
Accounts payable and accrued expenses	(358)
Operating lease liabilities - current	(446)
Operating lease liabilities - non-current	(1,723)
Deferred tax liabilities (3)	(843)
Total purchase price	$21,274

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

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and at December 31, 2019:

	At June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$98,921	$—	$—	$98,921
Investments:
Certificates of deposit	—	43,000	—	43,000
Total	$98,921	$43,000	$—	$141,921

	At December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$29,196	$—	$—	$29,196
Investments:
Certificates of deposit	—	111,692	—	111,692
Total	$29,196	$111,692	$—	$140,888

Certificates of deposit at June 30, 2020 and December 31, 2019 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of June 30, 2020 and December 31, 2019. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the six months ended June 30, 2020 or the year ended December 31, 2019.

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

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The following is a summary of investments as of June 30, 2020 and December 31, 2019:

	At June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$43,000	$—	$—	$43,000
Total investments	$43,000	$—	$—	$43,000

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$111,692	$—	$—	$111,692
Total investments	$111,692	$—	$—	$111,692

5. Property and Equipment, Net

Property and equipment consists of the following:

	At June 30, 2020	At December 31, 2019
Computer equipment	$8,078	$7,923
Capitalized software	181	181
Capitalized website development costs	13,445	11,083
Furniture and fixtures	7,309	6,809
Leasehold improvements	20,471	19,507
Construction in progress	768	524
Finance lease right-of-use assets	60	78
	50,312	46,105
Less accumulated depreciation and amortization	(23,431)	(18,155)
Property and equipment, net	$26,881	$27,950

Depreciation and amortization expense, excluding amortization of intangible assets, was $2,872, $1,750, $5,430 and $3,222 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2019	$15,207
Autolist acquisition	12,409
Foreign currency translation adjustment	7
Balance at June 30, 2020	$27,623

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the COVID-19 pandemic, the Company assessed its goodwill for impairment concluding that there was no impairment as of June 30, 2020.

Other Intangible Assets

Intangible assets as of June 30, 2020 and December 31, 2019 consist of the following:

	At June 30, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	8.9	$9,123	$756	$8,367
Customer relationships	2.1	1,842	626	1,216
Developed technology	2.5	1,200	184	1,016
Total		$12,165	$1,566	$10,599

	At December 31, 2019
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.0	$3,524	$313	$3,211
Customer relationships	2.0	1,045	336	709
Total		$4,569	$649	$3,920

The Company recorded amortization expense related to intangible assets of $485, $164, $917 and $319 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, and 2019, respectively.

The estimated useful life of the PistonHeads brand and customer relationships is 11 years and 3 years, respectively. The estimated useful life of the Autolist brand, customer relationships and developed technology is 9 years, 3 years and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As a result of the COVID-19 pandemic, the Company assessed its long-lived assets for impairment and concluded that there was no impairment as of June 30, 2020.

Estimated amortization expense of intangible assets for future periods as of June 30, 2020 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2020	$959
2021	1,918
2022	1,683
2023	958
2024	939
2025	939
Thereafter	3,203
Total	$10,599

7. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At June 30, 2020	At December 31, 2019
Accrued bonus	$4,104	$8,637
Other accrued expenses, accrued income taxes and other current liabilities	8,887	9,625
Total	$12,991	$18,262

The decrease of $4,533 in the accrued bonus balance is primarily due to the payout of the fiscal year 2019 bonus in the first quarter of 2020 as well as a lower overall estimated bonus payout for fiscal year 2020.

8. Restructuring

On April 13, 2020, the Board of Directors of the Company approved an expense reduction plan to address the impact of the COVID-19 pandemic on the Company’s business (the “Expense Reduction Plan”), pursuant to which the Company initiated a reduction in its workforce of approximately 13%, ceased operation of its Germany, Italy and Spain marketplaces, and halted expansion efforts in any new international markets. The Expense Reduction Plan was completed in the second quarter of 2020.

The Expense Reduction Plan was completed in the second quarter of 2020 and during such quarter resulted in restructuring charges of $3,248 for employee severance and related benefits expense and $1,019 for write-off of capitalized website development costs and deferred contract costs from international marketplaces.

The following table summarizes restructuring accrual activity for employee severance and related benefits expense for the three months ended June 30, 2020:

Employee Severance and Related Benefits
Balance, April 1, 2020	$—
Charges	3,248
Cash disbursements	(2,387)
Noncash settlements	(667)
Balance, June 30, 2020	$194

For the three months ended June 30, 2020, $2,160, $737, $207 and $144 of employee severance and related benefits expense was recorded as sales and marketing, product, technology, and development, cost of revenue, and general and administrative, respectively, within the Unaudited Condensed Consolidated Income Statement. All of the accrued employee severance and related benefits as of June 30, 2020 are expected to be paid within the next 12 months and were recorded within accrued expenses, accrued income taxes and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. For the six months ended June 30, 2020, $667 of employee severance and related benefits expense was recorded as stock-based compensation expense within the Unaudited Condensed Consolidated Statements of Cash Flows.

During the three months ended June 30, 2020, the Company recognized $1,019 for write-off of capitalized website development costs and deferred contract costs from international marketplaces. For the three months ended June 30, 2020, $844 and $175 of the write-off of capitalized website development costs and deferred contract costs from international marketplaces were recorded as cost of revenue and sales and marketing, respectively, within the Unaudited Condensed Consolidated Income Statement. For the six months ended June 30, 2020, $844 of the write-off of capitalized website development costs from international marketplaces were recorded as depreciation and amortization within the Unaudited Condensed Consolidated Statements of Cash Flows.

9. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows and immaterial amounts related to obligations under one finance lease as of June 30, 2020. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company's operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; Detroit, Michigan; San Francisco, California; Austin Texas; Dublin, Ireland; and London, United Kingdom. The

Company terminated its leases in Los Angeles, California and New York City, New York during the second quarter of 2020. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of June 30, 2020, there were no material changes in the Company’s leases from those disclosed in the 2019 Annual Report, other than as discussed below.

On June 12, 2020, the Company amended its operating lease agreement in Boston, Massachusetts at 1001 Boylston Street, which was originally entered into on December 19, 2019.  Pursuant to this amendment, the Company exercised its right to reduce the amount of office space agreed to under the lease to 225,428 square feet, and the parties agreed to certain other changes to the lease as set forth in the amendment. As the lease has been signed but the lease term has not commenced, there is no impact to the Unaudited Condensed Consolidated Financial Statements.

On January 10, 2019, Auto List, Inc., which the Company acquired on January 16, 2020, entered into an operating lease in San Francisco, California at 332 Pine St. for the lease of 6,345 square feet of office space with a non-cancellable lease term through 2024. The lease provides for annual rent increases through the term of the lease.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At June 30, 2020 and December 31, 2019, restricted cash was $11,023 and $10,803, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. At June 30, 2020 and December 31, 2019, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet. Additionally, the Company’s lease agreement for 121 First St. in Cambridge, Massachusetts has an associated security deposit, which is recorded in other non-current assets within the Unaudited Condensed Consolidated Balance Sheet.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to guaranty or indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at June 30, 2020 and December 31, 2019, the Company has not incurred any costs for guarantees or indemnities.

10. Stock-based Compensation

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	$3	$44	$17	$95
Restricted stock units	11,920	8,899	23,587	16,534
Total stock-based compensation expense	$11,923	$8,943	$23,604	$16,629

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$85	$95	$184	$176
Sales and marketing expense	3,064	2,560	5,756	4,872
Product, technology, and development expense	5,316	3,997	10,721	7,180
General and administrative expense	3,458	2,291	6,943	4,401
Total stock-based compensation expense	$11,923	$8,943	$23,604	$16,629

Excluded from stock-based compensation expense is $419, $317, $667, and $626 of capitalized website development and internal-use software costs for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, and 2019, respectively.

During the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, the Company withheld 119,009, 122,137, 225,943, and 224,171 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements due to net share settlements. The shares withheld return to the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements were $2,389, $4,637, $5,786 and $8,591 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, and 2019, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

11. Earnings Per Share

Net income per share for the three and six months ended June 30, 2020 and 2019 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three months ended June 30, 2020, holders of Class B common stock converted 3,748 shares of Class B common stock to Class A common stock. During the three months ended June 30, 2019, no holders of Class B common stock converted shares of Class B common stock to Class A common stock. During the six months ended June 30, 2020, holders of Class B common stock converted 339,489 shares of Class B common stock to Class A common stock. During the six months ended June 30, 2019, no holders of Class B common stock converted shares of Class B common stock to Class A common stock.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and six months ended June 30, 2020 and 2019 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and six months ended June 30, 2020 and 2019, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$7,131	$6,007	$19,827	$18,591
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	112,734,393	111,299,345	112,544,743	111,051,070
Dilutive effect of share equivalents resulting from stock options	674,063	1,195,429	735,474	1,322,752
Dilutive effect of share equivalents resulting from unvested restricted stock units	329,009	893,735	667,024	1,024,971
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,737,465	113,388,509	113,947,241	113,398,793
Net income per share attributable to common stockholders:
Basic	$0.06	$0.05	$0.18	$0.17
Diluted	$0.06	$0.05	$0.17	$0.16

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2020 and 2019, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units outstanding	3,277,151	1,293,969	3,051,380	1,076,193

12. Income Taxes

During the three months ended June 30, 2020, the Company recorded income tax expense of $2,052, representing an effective tax rate of 22.3%. The effective tax rate for the three months ended June 30, 2020 was higher than the statutory tax rate of 21% principally due to permanent non-deductible expenses and shortfalls on the taxable compensation of share-based awards, partially offset by federal and state research and development tax credits.

During the six months ended June 30, 2020, the Company recorded an income tax provision of $2,103 representing an effective tax rate of 9.6%. The effective tax rate for the six months ended June 30, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the CARES Act (as defined below), excess stock deductions from the taxable compensation of stock-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

During the three months ended June 30, 2019, the Company recorded income tax benefit of $1,610, representing an effective tax rate of (36.6)%. The effective tax rate for the three months ended June 30, 2019 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

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

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income taxes.  The Company is currently open to examination by the Internal Revenue Service and state jurisdictions for the tax years of 2016 and after. The Company is currently open to examination in its foreign jurisdictions for tax years 2017 and after.  In 2019, the Internal Revenue Service commenced a federal employment tax audit with respect to the 2016, 2017 and 2018 calendar years, which is still open. In July 2020, the Internal Revenue Service commenced a corporate income tax audit with respect to the 2017 calendar year, which is still open.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  Among other things, the CARES Act includes a net operating loss (“NOL”) carryback provision allowing for NOLs from the 2018, 2019 and 2020 tax years to be used to offset taxable income for the tax years from 2013 to 2017.  The Company has filed a carryback claim, which will reduce its current gross NOL balance by approximately $18,723 and increase its deferred federal research and development credit by approximately $2,645. The Company does not expect this election to negatively impact its analysis on the valuation allowance for its NOLs or deferred federal research and development credit.

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

The CARES Act includes other provisions that may be utilized if the Company meets the eligibility requirements.  Although the Company continues to review and evaluate the potential impact and benefit of the CARES Act on its entire business, the Company has primarily focused its review on two provisions that affect both income taxes and non-income taxes. First, the CARES Act temporarily removes the 80% limitation on NOLs to offset taxable income for tax years prior to 2021. Second, the CARES Act allows for the deferral of the employer portion of the Social Security Tax for up to two years, with half due by December 31, 2021 and the remainder due by December 31, 2022.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenue:
United States	$89,746	$137,010	$237,752	$265,413
International	4,991	8,021	14,674	14,888
Total revenue	$94,737	$145,031	$252,426	$280,301

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment income (loss) from operations:
United States	$15,337	$14,119	$35,599	$31,500
International	(6,628)	(10,571)	(14,871)	(20,517)
Total income from operations	$8,709	$3,548	$20,728	$10,983

As of June 30, 2020, total assets held outside of the United States were $27,918, primarily attributable to $15,214 of goodwill and $3,592 of intangible assets. As of December 31, 2019, total assets held outside of the United States were $32,528, primarily attributable to $15,207 of goodwill and $3,920 of intangible assets. The Company ceased the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

For the three months ended June 30, 2020, employee severance and related benefits expense attributable to the United States and International segments were $2,492 and $756, respectively. For the three months ended June 30, 2020, the entirety of the write-off of capitalized website development costs and deferred contract costs from international marketplaces was attributable to the International segment.

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

In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. We also operated online marketplaces in Germany, Italy, and Spain until we ceased the operations of each of these marketplaces in the second quarter of 2020. In the United States and the United Kingdom, we also operate the Autolist and PistonHeads online marketplaces, respectively, as independent brands. We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, we have two reportable segments, United States and International. See Note 13 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We generate marketplace subscription revenue from dealers primarily through Listings and Dealer Display subscriptions, and advertising and other revenue from automobile manufacturers and other auto-related brand advertisers as well as partnerships with financing services companies. We generated revenue of $94.7 million in the three months ended June 30, 2020, a 35% decrease from $145.0 million of revenue in the three months ended June 30, 2019. Our revenue for the six months ended June 30, 2020 was $252.4 million, a 10% decrease from $280.3 million of revenue in the six months ended June 30, 2019.

For the three months ended June 30, 2020, we generated net income of $7.1 million and our Adjusted EBITDA was $27.5 million, compared to net income of $6.0 million and Adjusted EBITDA of $14.5 million, for the three months ended June 30, 2019. For the six months ended June 30, 2020, we generated net income of $19.8 million and our Adjusted EBITDA was $55.2 million, compared to net income of $18.6 million and Adjusted EBITDA of $31.2 million for the six months ended June 30, 2019. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

COVID-19 Update

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced in Wuhan, China. The virus was declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States, Canada and the United Kingdom, and continues to spread globally. This pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world.

The long-term implications of the COVID-19 pandemic and the resulting global crisis on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become widespread in the locations where we, and our customers, suppliers and third-party business partners conduct business and as a result, we have experienced disruptions in our operations. For example, in March, we closed all of our offices (including our corporate headquarters) in the United States, Ireland and United Kingdom and began requiring our employees to work remotely until further notice. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states in the United States, implemented or mandated and continue to implement or mandate significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Many of these shelter-in-place or stay-at-home orders resulted in restrictions on the ability to buy and sell automobiles by excluding dealerships from the list of essential businesses and/or by closing or reducing the services provided by the agencies that process the registration of automotive titles. While certain jurisdictions, including many within the United States, have implemented or are implementing policies with the goal of re-opening these markets, restrictions may be re-imposed in these markets due to increases in COVID-19 cases. In addition, these restrictions and concerns about the spread of the disease have disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases. Even as consumer demand gradually returns in jurisdictions implementing phased re-opening policies and/or in connection with stimulus programs, the automotive industry is experiencing, and may continue to experience, inventory supply problems, especially resulting from wholesale used-car auction closures and escalating auction prices, which have adversely affected the level of used-car inventory held by our paying dealers and displayed on our websites.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our paying dealers have temporarily closed, or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. On March 18, 2020, in response to the COVID-19 pandemic, we announced a 50% fee reduction on all marketplace subscriptions for the April service period for paying dealers in the United States, Canada and the United Kingdom, as well as a suspension of all charges for paying dealers in Italy. On April 16, 2020, we announced a 50% fee reduction on all May marketplace subscriptions for paying dealers in the United States, Canada and the United Kingdom, as well as a continuation of our suspension of all charges for paying dealers in Italy as we ceased the operations of our Italian marketplace in May 2020. On April 29, 2020, we announced a 20% and 50% fee reduction on all June marketplace subscriptions for paying dealers in the United States and United Kingdom, respectively. On May 5, 2020, we also announced a 20% fee reduction on all June marketplace subscriptions for paying dealers in Canada. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, we calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. These fee reductions materially and adversely impacted revenue for the second quarter of 2020. In July 2020, we returned to normal contractual billings in all markets.

In addition, despite our proactive fee reductions, we have experienced and may continue to experience constrained customer demand which had a material adverse impact on our business, results of operations and overall financial performance. Specifically, we have experienced and may continue to experience an adverse impact on our revenue as a result of customers cancelling their subscriptions due to closures of their dealerships, reluctance of prospective dealer customers to subscribe to or renew a subscription to a paid product, and customers reducing advertising spend due to cost constraints. We also experienced an increase in account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all. Cancellations by paying dealers began to stabilize in May, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers.

These effects from the COVID-19 pandemic on our revenue and cash flows caused us to implement certain cost-savings measures across our business. For example, we initiated a reduction in our workforce of approximately 13% and implemented several other cost saving initiatives. These cost saving initiatives included a reduction in consumer marketing spend and a reduction in discretionary spend across the business as well as a 50% executive base salary reduction for three months. Additionally, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. As consumer activity gradually increased and governments began to implement phased re-opening policies, we sequentially increased our consumer marketing expenses each month during the second quarter of 2020.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue in 2020.  However, we cannot at this time accurately predict what effects these conditions will ultimately have on our revenue and operations. See the “Risk Factors” section of this Quarterly Report for further discussion of the impacts of the COVID-19 pandemic on our business.

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

We are conducting an enterprise-system upgrade, or the Internal System Upgrade, and an overhaul of our data architecture, which have provided us with improved accuracy in dealer-level data and is expected to yield more efficient sales account management. Our data team has also completed a data-reconciliation effort to align our historical data to the new structure. Following these efforts, we modified our method for calculating paying dealers to align our data with the Internal System Upgrade, and we have replaced our Average Annual Revenue per Subscribing Dealer, or AARSD, key metric with Quarterly Average Revenue per Subscribing Dealer, or QARSD. Transitioning to QARSD allows us to provide investors with quarterly marketplace subscription revenue in both the U.S. and International segments, which was not previously disclosed through AARSD. We also believe that QARSD, as a quarterly metric, is a more immediate indicator compared to AARSD of the value proposition of our products and the return on investment, or ROI, that our paying dealers realize from our products. We believe these changes provide investors with improved indicators of performance and trends in our business.

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

	Three Months Ended June 30,
Average Monthly Unique Users	2020		2019
	(in thousands)
United States	34,048	(1)	36,861
International	7,753		9,750
Total	41,801		46,611

(1)	Includes users from the Autolist website.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, (iii) Greenwich Mean Time for our U.K. websites, and (iv) Central European Time (or Central European Summer Time when daylight savings is observed) for our Germany, Italy, and Spain websites, which ceased operations in the second quarter of 2020. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended June 30,
Average Monthly Sessions	2020		2019
	(in thousands)
United States	85,901	(1)	101,420
International	17,416		24,055
Total	103,317		125,475

(1)	Includes sessions from the Autolist website.

Number of Paying Dealers

We now calculate a paying dealer as a dealer account with an active, paid marketplace subscription at the end of a defined period. This new definition relies on subscriptions based on dealer accounts as opposed to distinct associated inventory feeds because, as dealer accounts are tied to our billings system, we believe they produce a more consistent reporting measure than inventory feeds. The number of paying dealers we have is important to us and we believe it provides valuable information to investors because it is indicative of the value proposition of our marketplace products, as well as our sales and marketing success and opportunity, including our ability to retain paying dealers and develop new dealer relationships.

	At June 30,
Number of Paying Dealers	2020	2019(1)
United States	23,806	n/a
International	6,452	n/a
Total	30,258	n/a

(1)	As a result of the Internal System Upgrade, we are unable to provide paying dealer information for this period.

Quarterly Average Revenue per Subscribing Dealer (QARSD)

We define QARSD, which is measured at the end of a fiscal quarter, as the marketplace subscription revenue during that quarter divided by the average number of paying dealers in that marketplace during the same quarter. We calculate the average number of paying dealers for a period by adding the number of paying dealers at the end of the prior period and the end of the current period and dividing by two. This information is important to us, and we believe it provides useful information to investors, because we believe that our ability to grow QARSD is an indicator of the value proposition of our products and the ROI that our paying dealers realize from our products. In addition, increases in QARSD, which we believe reflect the value of exposure to our engaged audience in relation to subscription cost, are driven in part by our ability to grow the volume of connections to our users and the quality of those connections, which result in increased opportunity to upsell package levels and cross-sell additional products to our paying dealers.

	At June 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2020	2019(1)
United States	$3,047	n/a
International	$643	n/a
Consolidated	$2,517	n/a

(1)	As a result of the Internal System Upgrade, we are unable to provide paying dealer information for this period and therefore are unable to calculate QARSD for this period.

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

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, restructuring expenses, other income, net, and the provision for (benefit from) income taxes. We have presented Adjusted EBITDA within this Quarterly Report, because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•	Adjusted EBITDA excludes restructuring expenses incurred by us during a reporting period, which may not be reflective of our operational performance during such period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Net income	$7,131	$6,007	$19,827	$18,591
Depreciation and amortization	3,357	1,914	6,347	3,541
Stock-based compensation expense	11,923	8,943	23,604	16,629
Acquisition-related expenses	24	86	968	91
Restructuring expenses(2)	3,514	—	3,514	—
Other income, net	(474)	(849)	(1,202)	(2,495)
Provision for (benefit from) income taxes	2,052	(1,610)	2,103	(5,113)
Adjusted EBITDA	$27,527	$14,491	$55,161	$31,244

(1)

In December 2019, we revised our definition of Adjusted EBITDA to exclude the impact of acquisition-related expenses. This revised definition more accurately reflects management’s view of our business and financial performance. Adjusted EBITDA for the three and six months ended June 30, 2019 has been restated for comparison purposes.

(2)

Excludes stock-based compensation expense of $753 for the three and six months ended June 30, 2020 related to the expense reduction plan approved by our Board of Directors on April 13, 2020 to address the impact of the COVID-19 pandemic on our business, or the Expense Reduction Plan, as the amount is already included within the stock-based compensation line item in the Reconciliation of Adjusted EBITDA.

Components of Unaudited Condensed Consolidated Income Statements

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

During the first quarter of 2020, we temporarily suspended our Restricted Listings product in the U.S. and Canada and put certain non-paying dealers in these countries into a suspended activity program. In this temporary program, which concluded for U.S. dealers during the second quarter of 2020 and is continuing for Canada dealers, we collected (or continue to collect, as applicable) leads from consumers but did not (or do not, as applicable) provide these leads to non-paying dealers. This program included (or includes, as applicable) formerly paying dealers who terminated their paid subscription with us due to the COVID-19 pandemic. We forwarded (or continue to forward, as applicable) leads collected under this suspended activity program to dealers on the earlier of their restoring their paid subscription or on an anonymized basis once we reinstated (or reinstate, as applicable) Restricted Listings, as the case may be.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice at the end of the committed term, although we did not require dealers to provide 30 days’ advance notice of termination for dealers who have canceled as a result of the COVID-19 pandemic. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package also have access to the Pricing Tool and Market Analysis tool. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time.

In addition to displaying inventory in our marketplace and providing access to the Dealer Dashboard, we offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements, including those marketed under our Real-time Performance Marketing suite, such as Dealer Display. With Dealer Display, dealers can buy display advertising that appears in our marketplace, on other sites on the internet and/or on Facebook, a highly converting social platform. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity (including showing a user relevant vehicles from a dealer’s inventory that the user has not yet discovered on our marketplace), and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

We also offer paid Listings packages for the Autolist website and paid Listings and display products for the PistonHeads website.

As a result of the COVID-19 pandemic, we experienced a material adverse impact on our marketplace revenue as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June, which resulted in reductions in the overall transaction price that were spread over the remaining contract term. In July 2020, we returned to normal contractual billings in all markets. Cancellations by paying dealers began to stabilize in May, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers, although it is possible that additional dealers will cancel their subscriptions with us as they continue to experience the effects of the COVID-19 pandemic.

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

As a result of the COVID-19 pandemic, we experienced a material adverse impact on our advertising revenue as some advertisers cancelled or reduced their advertising with us (including, in certain cases, with our permission prior to the end of the applicable contract term). Cancellations by advertising customers began to stabilize in May, which we believe resulted from the resumption of consumer activity. It is possible, however, that advertising customers will continue to cancel or reduce their advertising with us as they continue to experience the effects of the COVID-19 pandemic.

In addition, a reduction in consumer visits to our sites during the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers in the second quarter of 2020, which has caused, and may continue to cause, an adverse impact on our advertising revenues; this impact was partially offset by, and may continue to be offset by, the increase in consumer visits over the course of the second quarter to our sites as we increased our consumer marketing expenses in response to the recovery in consumer and car shopping activity.

Revenue from partnerships with financing services companies was not adversely impacted by the COVID-19 pandemic.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of internal-use software; and allocated overhead costs. A portion of our commissions that are related to obtaining a new contract is capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing costs are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and changes in the competitive landscape and attempt to restore our consumer audience and our brand awareness, which will impact our quarterly results of operations.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, human resources, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. General and administrative costs are expensed as incurred. Despite our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect general and administrative expenses to increase as we seek to grow our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a provision for income taxes for the three months ended June 30, 2020 and a benefit from income taxes for the three months ended June 30, 2019. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against our net deferred tax assets as of June 30, 2020 and December 31, 2019 was immaterial.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$79,953	$129,096	$221,819	$249,939
Advertising and other	14,784	15,935	30,607	30,362
Total revenue	94,737	145,031	252,426	280,301
Cost of revenue	9,880	8,628	21,490	16,348
Gross profit	84,857	136,403	230,936	263,953
Operating expenses:
Sales and marketing	38,583	101,789	132,178	193,105
Product, technology, and development	21,887	17,346	44,971	33,318
General and administrative	14,158	12,540	30,018	24,300
Depreciation and amortization	1,520	1,180	3,041	2,247
Total operating expenses	76,148	132,855	210,208	252,970
Income from operations	8,709	3,548	20,728	10,983
Other income, net:
Interest income	317	744	879	1,488
Other income, net	157	105	323	1,007
Total other income, net	474	849	1,202	2,495
Income before income taxes	9,183	4,397	21,930	13,478
Provision for (benefit from) income taxes	2,052	(1,610)	2,103	(5,113)
Net income	$7,131	$6,007	$19,827	$18,591

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$89,746	$137,010	$237,752	$265,413
International	4,991	8,021	14,674	14,888
Total	$94,737	$145,031	$252,426	$280,301
Income (Loss) from Operations
United States	$15,337	$14,119	$35,599	$31,500
International	(6,628)	(10,571)	(14,871)	(20,517)
Total	$8,709	$3,548	$20,728	$10,983

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Marketplace subscription	84%	89%	88%	89%
Advertising and other	16	11	12	11
Total revenue	100%	100%	100%	100%
Cost of revenue	10	6	9	6
Gross profit	90	94	91	94
Operating expenses:
Sales and marketing	41	70	52	68
Product, technology, and development	23	12	18	12
General and administrative	15	9	12	9
Depreciation and amortization	2	1	1	1
Total operating expenses	81	92	83	90
Income from operations	9	2	8	4
Other income, net:
Interest income	1	1	1	1
Other income, net	0	0	0	0
Total other income, net	1	1	1	1
Income before income taxes	10	3	9	5
Provision for (benefit from) income taxes	2	(1)	1	(2)
Net income	8%	4%	8%	7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Additional Financial Data:
Revenue
United States	95%	94%	94%	95%
International	5	6	6	5
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	16%	10%	14%	11%
International	(7)	(8)	(6)	(7)
Total	9%	2%	8%	4%

For the three months ended June 30, 2020 and 2019

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$79,953	$129,096	$(49,143)	(38)%
Advertising and other	14,784	15,935	(1,151)	(7)
Total	$94,737	$145,031	$(50,294)	(35)%
Percentage of total revenue:
Marketplace subscription	84%	89%
Advertising and other	16	11
Total	100%	100%

Overall revenue decreased by $50.3 million, or 35%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Marketplace subscription revenue decreased by 38%, while advertising and other revenue decreased by 7%.

Marketplace subscription revenue decreased by $49.1 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and represented 84% of total revenue for the three months ended June 30, 2020 and 89% for the three months ended June 30, 2019. This decrease in marketplace subscription revenue was primarily attributable to the impact of the COVID-19 pandemic. We experienced a reduction in marketplace revenue as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June, which resulted in reductions in the overall transaction price that were spread over the remaining contract term.

Advertising and other revenue decreased by $1.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and represented 16% of total revenue for the three months ended June 30, 2020 and 11% for the three months ended June 30, 2019. This decrease in advertising and other revenue was primarily attributable to the impact of the COVID-19 pandemic. We experienced a reduction in advertising revenue as some advertisers cancelled or reduced their advertising with us (including, in some cases, with our permission prior to the end of the applicable contract term). This reduction was offset in part by growth in consumer financing revenue.

Revenue by Segment

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
United States	$89,746	$137,010	$(47,264)	(34)%
International	4,991	8,021	(3,030)	(38)
Total	$94,737	$145,031	$(50,294)	(35)%
Percentage of total revenue:
United States	95%	94%
International	5	6
Total	100%	100%

United States revenue decreased $47.3 million, or 34%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily the impact of the COVID-19 pandemic as paying dealers cancelled their subscriptions with us (including, in certain cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June.

International revenue decreased $3.0 million, or 38%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to the impact of the COVID-19 pandemic as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June.

Cost of Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$9,880	$8,628	$1,252	15%
Percentage of total revenue	10%	6%

Cost of revenue increased $1.3 million, or 15%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to a $1.0 million increase in amortization due to the write-off of international websites in connection with the Expense Reduction Plan and amortization of website development costs, as well as a $0.7 million increase in costs primarily related to a reduction of vendor rebates. These increases were offset in part by a $0.6 million decrease in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, due to the effects of the COVID-19 pandemic.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$38,583	$101,789	$(63,206)	(62)%
Percentage of total revenue	41%	70%

Sales and marketing expenses decreased $63.2 million, or 62%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was due primarily to a $60.6 million decrease in advertising costs, a $1.4 million decrease in marketing costs related to events and research expenses, a $0.9 million decrease in consulting expenses, and a decrease in other sales and marketing expense as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. These decreases were offset in part by an increase of $2.2 million in employee severance and related benefits expense arising from the Expense Reduction Plan.

Product, Technology, and Development Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product, technology, and development	$21,887	$17,346	$4,541	26%
Percentage of total revenue	23%	12%

Product, technology, and development expenses increased $4.5 million, or 26%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due primarily to a $3.2 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense and employee severance and related benefits expense, which increased $1.3 million and $0.7 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 20% increase in headcount to support our growth plans and product innovations. The increase in employee severance and related benefits expense was related to the Expense Reduction Plan. These increases were offset in part by a $0.5 million decrease in consulting and recruiting expenses and a decrease in other product, technology, and development expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. The increase for the three months ended June 30, 2020 is inclusive of product, technology, and development expenses associated with the integration and development of Autolist technology of $1.2 million.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$14,158	$12,540	$1,618	13%
Percentage of total revenue	15%	9%

General and administrative expenses increased $1.6 million, or 13%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due primarily to a $0.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.1 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 4% increase in headcount. The increase for the three months ended June 30, 2020 was offset in part by a decrease of $0.6 million in costs related to payment processing and billing due to decreased customer transactions as a result of decreased revenue and a decrease in other general and administrative expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,520	$1,180	$340	29%
Percentage of total revenue	2%	1%

Depreciation and amortization expenses increased $0.3 million, or 29%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to an increase in depreciation related to the leasehold improvements associated with additional office space leased at 55 Cambridge Parkway in Cambridge, Massachusetts as well as amortization of intangible assets primarily related to Autolist.

Other Income, Net

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$317	$744	$(427)	(57)%
Other income (expense), net	157	105	52	50
Total other income, net	$474	$849	$(375)	(44)%
Percentage of total revenue:
Interest income	1%	1%
Other income (expense), net	0	0
Total other income, net	1%	1%

Total other income, net decreased $0.4 million, or 44%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The $0.4 million decrease in interest income was primarily due to lower investments in certificates of deposit during the three months ended June 30, 2020.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,052	$(1,610)	$3,662	NM
Percentage of total revenue	2%	(1)%

NM — Not Meaningful

The provision for income taxes recorded during the three months ended June 30, 2020, as compared to the benefit from income taxes recorded during the three months ended June 30, 2019 was principally due to $0.8 million of tax expense related to shortfalls on the taxable compensation of share-based awards recorded during the three months ended June 30, 2020, compared to $2.4 million of tax benefit related to excess stock-based compensation deductions recorded during the three months ended June 30, 2019.

Income (Loss) from Operations by Segment

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$15,337	$14,119	$1,218	9%
International	(6,628)	(10,571)	3,943	37
Total	$8,709	$3,548	$5,161	145%
Percentage of segment revenue:
United States	17%	10%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $1.2 million, or 9%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was due to decreases in operating expenses of $49.0 million, offset by decreases in revenue of $47.3 million and an increase in cost of revenue of $0.5 million.

International loss from operations decreased $3.9 million, or 37%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in International loss from operations is the result of a $7.7 million decrease in operating expenses due to ceasing of operations in certain markets, offset in part by a decrease in international revenues of $3.0 million and an increase in cost of revenue of $0.8 million.

For the six months ended June 30, 2020 and 2019

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$221,819	$249,939	$(28,120)	(11)%
Advertising and other	30,607	30,362	245	1
Total	$252,426	$280,301	$(27,875)	(10)%
Percentage of total revenue:
Marketplace subscription	88%	89%
Advertising and other	12	11
Total	100%	100%

Overall revenue decreased by $27.9 million, or 10%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Marketplace subscription revenue decreased by 11%, while advertising and other revenue grew by 1%.

Marketplace subscription revenue decreased by $28.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and represented 88% of total revenue for the six months ended June 30, 2020 and 89% of revenue for the six months ended June 30, 2019. This decrease in marketplace subscription revenue was primarily attributable to the impact of the COVID-19 pandemic. We experienced a reduction in marketplace revenue as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June, which resulted in reductions in the overall transaction price that were spread over the remaining contract term.

Advertising and other revenue increased by $0.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and represented 12% of total revenue for the six months ended June 30, 2020 and 11% of total revenue for the six months ended June 30, 2019. The increase in advertising and other revenue was primarily due to $2.1 million of revenue from Autolist and an increase in revenues from consumer financing, offset by the impact of the COVID-19 pandemic. We experienced a reduction in advertising revenue as some advertisers cancelled or reduced their advertising with us (including, in some cases, with our permission prior to the end of the applicable contract term).

Revenue by Segment

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
United States	$237,752	$265,413	$(27,661)	(10)%
International	14,674	14,888	(214)	(1)
Total	$252,426	$280,301	$(27,875)	(10)%
Percentage of total revenue:
United States	94%	95%
International	6	5
Total	100%	100%

United States revenue decreased $27.7 million, or 10%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily the impact of the COVID-19 pandemic as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June.

International revenue decreased $0.2 million, or 1%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily the impact of the COVID-19 pandemic as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June.

Cost of Revenue

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$21,490	$16,348	$5,142	31%
Percentage of total revenue	9%	6%

Cost of revenue increased $5.1 million, or 31%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to a $1.6 million increase in amortization due to the write-off of international websites in connection with the Expense Reduction Plan and amortization of website development costs, a $1.4 million increase in fees related to provisioning advertising campaigns on our websites, a $1.1 million increase in data center and hosting costs and a $1.0 million increase in costs primarily related to a reduction of vendor rebates. These increases were offset in part by a $0.6 million decrease in costs related to connecting consumers with dealers through a variety of methods, including phone calls, email, and managed text and chat, due to the effects of the COVID-19 pandemic. The increase for the six months ended June 30, 2020 was also partially attributable to cost of revenue associated with Autolist of $0.5 million.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$132,178	$193,105	$(60,927)	(32)%
Percentage of total revenue	52%	68%

Sales and marketing expenses decreased $60.9 million, or 32%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due primarily to a $60.2 million decrease in advertising costs attributable to cost-savings efforts we implemented in response to the COVID-19 pandemic, a $1.5 million decrease in marketing costs related to events and research expenses, a $0.9 million decrease in consulting and recruiting expenses, and a decrease in other sales and marketing expense as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. These decreases were offset in part by an increase of $1.2 million in salaries and employee-related costs, exclusive of employee severance and related benefits expense, which increased $2.2 million. The increase in salaries and employee-related costs was due to an increase in merit increases and promotions. The increase in employee severance and related benefits expense was related to the Expense Reduction Plan. The decrease for the six months ended June 30, 2020 was also partially offset by increased sales and marketing expenses associated with the integration and marketing of Autolist of $0.9 million.

Product, Technology, and Development Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product, technology, and development	$44,971	$33,318	$11,653	35%
Percentage of total revenue	18%	12%

Product, technology, and development expenses increased $11.7 million, or 35%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to a $6.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense and employee severance and related benefits expense, which increased $3.5 million and $0.7 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 20% increase in headcount to support our growth plans and product innovations. The increase in employee severance and related benefits expense was related to the Expense Reduction Plan. The increase in product, technology, and development expenses for the six months ended June 30, 2020 was also due in part to a $1.1 million increase in rent costs due to additional office space at 55 Cambridge Parkway, in Cambridge, Massachusetts. These increases were offset in part by a $0.5 million decrease in consulting and recruiting expenses and a decrease in other product, technology, and development expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. The increase for the six months ended June 30, 2020 is inclusive of product, technology, and development expenses associated with the integration and development of Autolist technology of $2.8 million.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$30,018	$24,300	$5,718	24%
Percentage of total revenue	12%	9%

General and administrative expenses increased $5.7 million, or 24%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to a $1.6 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $2.5 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 4% increase in headcount. The increase was also due in part to a $1.3 million increase in bad debt expense as a result of increasing our allowance for doubtful accounts as a result of the impact of the COVID-19 pandemic. The increase for the six months ended was offset in part by a decrease in various general and administrative expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,041	$2,247	$794	35%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.8 million, or 35%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to an increase in depreciation related to the leasehold improvements associated with additional office space leased at 55 Cambridge Parkway in Cambridge, Massachusetts as well as amortization of intangible assets primarily related to Autolist.

Other Income, Net

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$879	$1,488	$(609)	(41)%
Other income, net	323	1,007	(684)	(68)
Total other income, net	$1,202	$2,495	$(1,293)	(52)%
Percentage of total revenue:
Interest income	1%	1%
Other income, net	0	0
Total other income, net	1%	1%

Total other income, net decreased $1.3 million, or 52%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The $0.6 million decrease in interest income was primarily due to lower investments in certificates of deposit during the six months ended June 30, 2020. The $0.6 million decrease in other income, net was primarily due to a $0.8 million decrease in unrealized gain. In the six months ended June 30, 2019 we had an unrealized gain associated with an intercompany receivable related to the acquisition of PistonHeads.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,103	$(5,113)	$7,216	141%
Percentage of total revenue	1%	(2)%

The provision for income taxes recorded during the six months ended June 30, 2020, as compared to the benefit from income taxes recorded during the six months ended June 30, 2019 was principally due to $0.5 million of tax benefit related to excess stock-based compensation deductions recorded during the six months ended June 30, 2020, compared to $7.7 million recorded during the six months ended June 30, 2019, as well as a decrease in federal and state research and development tax credits as compared to the six months ended June 30, 2019, as a result of the decreased excess stock-based compensation included in research and development wages.

Income (Loss) from Operations by Segment

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$35,599	$31,500	$4,099	13%
International	(14,871)	(20,517)	5,646	28
Total	$20,728	$10,983	$9,745	89%
Percentage of segment revenue:
United States	15%	12%
International	NM	NM

NM — Not Meaningful

United States income from operations increased $4.1 million or 13%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was due to decreases in operating expenses of $35.9 million and cost of revenue of $4.1 million, offset by decreases in revenue of $27.7 million.

International loss from operations decreased $5.6 million, or 28%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in International loss from operations is the result of a decrease in operating expenses of $6.8 million due to ceasing of operations in certain markets, offset in part by an increase in cost of revenue of $1.0 million and a decrease in revenue of $0.2 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At June 30, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents of $133.2 million and $59.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $43.0 million and $111.7 million at June 30, 2020 and December 31, 2019, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$34,928	$25,729
Net cash provided by (used in) investing activities	43,422	(25,777)
Net cash used in financing activities	(4,875)	(7,515)
Impact of foreign currency on cash	24	17
Net increase (decrease) in cash, cash equivalents, and restricted cash	$73,499	$(7,546)

Our operations have been financed primarily from operating activities and our initial public offering. We generated cash from operating activities of $34.9 million during the six months ended June 30, 2020, and $25.7 million during the six months ended June 30, 2019.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. During the second quarter of 2020 in connection with the COVID-19 pandemic, we implemented the Expense Reduction Plan, pursuant to which we reduced our workforce, ceased operation of certain international marketplaces, halted expansion efforts in any new international markets, and implemented targeted reductions in sales and marketing expenses, including across both algorithmic traffic acquisition and brand spend, and discretionary operating expenses. Our future capital requirements will depend on many factors, including the further impact of the COVID-19 pandemic, our revenue, costs associated with our sales and marketing activities and the support of our product, technology, and development efforts, our investments in international markets, and the timing and extent of our cost savings related to the Expense Reduction Plan. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of this Quarterly Report.

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

Operating Activities

Cash provided by operating activities of $34.9 million during the six months ended June 30, 2020 was due primarily to net income of $19.8 million, adjusted for $23.4 million of stock-based compensation expense for equity classified awards, $6.3 million of depreciation and amortization, $5.6 million of amortization of deferred contract costs, $4.7 million of deferred taxes, and $1.7 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $5.7 million decrease in accounts receivable, a $2.8 decrease in prepaid expenses, prepaid income taxes, and other assets, a $1.2 million increase in other non-current liabilities, and a $0.9 million increase in lease obligations. The increases in cash flow from operations were partially offset by a $25.9 million decrease in accounts payable, a $1.8 million decrease in deferred revenue, a $5.3 million decrease in accrued expenses, accrued income taxes, and other current liabilities and a $4.1 million increase in deferred contract costs.

Cash provided by operating activities of $25.7 million during the six months ended June 30, 2019 was due primarily to net income of $18.6 million, adjusted for $16.6 million of stock-based compensation expense, $3.6 million of amortization of deferred contract costs and $3.5 million of depreciation and amortization, partially offset by $5.3 million of deferred taxes. Cash provided by operating activities was also attributable to a $6.0 million increase in accounts payable, partially offset by a $7.8 million increase in deferred contract costs, a $3.8 million increase in accounts receivable, a $2.0 increase in prepaid expenses, prepaid income taxes, and other assets, a $1.9 million decrease in lease obligations, and a $1.3 million decrease in accrued expenses, accrued income taxes, and other current liabilities.

Investing Activities

Cash provided by investing activities of $43.4 million during the six months ended June 30, 2020 was due to maturities of certificates of deposit of $68.7 million, offset in part by $21.0 million of cash paid for acquisitions, $2.6 million related to the capitalization of website development costs, and $1.7 million of purchases of property and equipment.

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

Financing Activities

Cash used in financing activities of $4.9 million during the six months ended June 30, 2020 was due primarily to the payment of withholding taxes on net share settlements of restricted stock units of $5.8 million, partially offset by $0.9 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our 2019 Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, other than leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

We did not have any long-term borrowings at June 30, 2020 or at December 31, 2019.

We had cash, cash equivalents, and investments of $176.2 million and $171.6 million at June 30, 2020 and December 31, 2019, respectively, which consist of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to nine months. Such interest-earning instruments carry a degree of interest rate risk. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect lower returns from our investments for the foreseeable future.  To date, fluctuations in interest income have not been material to the operations of the business.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2020 and December 31, 2019, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

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

Risks Related to Our Business and Industry

Our business, financial condition and results of operations have been and we expect them to continue to be adversely affected by the ongoing novel coronavirus disease 2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China.  The virus was declared a pandemic by the World Health Organization and has spread to over 200 countries, including the United States, Canada and the United Kingdom, and continues to spread globally.  This pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world.

Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic.  In March, we closed all of our offices (including our corporate headquarters) in the United States, Ireland and United Kingdom and began requiring our employees to work remotely until further notice, which has disrupted and may continue to disrupt how we operate our business.  In addition, in an effort to limit the spread of COVID-19, many countries, as well as states in the United States, implemented or mandated and continue to implement or mandate significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures.  Many of these shelter-in-place or stay-at-home orders resulted in restrictions on the ability to buy and sell automobiles by excluding dealerships from the list of essential businesses and/or by closing or reducing the services provided by the agencies that process the registration of automotive titles.  While certain jurisdictions, including many within the United States, have implemented or are implementing policies with the goal of re-opening these markets, restrictions may be re-imposed in these markets due to increases in COVID-19 cases.  In addition, these restrictions and concerns about the spread of the disease have adversely impacted consumers’ interest in car shopping and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases.

While consumer demand is gradually returning in jurisdictions implementing phased re-opening policies and/or in connection with stimulus programs, the automotive industry is also facing inventory supply problems, especially for used vehicles.  The industry has experienced, and may continue to experience, a decline in used-car inventory for a number of reasons attributable to the COVID-19 pandemic, including: (i) reduced trade-ins from diminished vehicle sales; (ii) lease extensions on vehicles that consumers would have otherwise returned to the dealership; and (iii) the closure of wholesale auctions limiting dealers’ ability to source stock and/or replenish inventory.  Further, these auction closures and the limited supply of inventory in auctions that either remained open or have since reopened has led to an increase in bids per vehicle and corresponding increases to wholesale auction prices.  As the price of restocking inventory through wholesale auctions increases, dealers have increased, and may continue to increase, the prices they charge consumers.  A high volume of price increases on vehicle sales at a rapid rate could temporarily impact our proprietary Instant Market Values, or IMV, and distribution of Deal Ratings.  In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions at the conclusion of the committed term or may only be willing to renew their subscriptions at a lower level of fees.  It may also impede our ability to add new paying dealers if dealers perceive they have less of a need for our products and services because of their limited inventory.  Inventory challenges in the automotive industry has adversely impacted, and could continue to adversely impact, the amount of inventory on our websites, which could contribute to a decline in the number of consumer visits to our site and/or the number of connections between consumers and dealers through our marketplace.  These inventory-related issues resulting from the COVID-19 pandemic may materially and adversely impact our business, financial condition and results of operations.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our paying dealers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges.  Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their advertising spend with us, which has had and may continue to have a material adverse effect on our revenues, and on our business, financial condition and results of operations.  Additionally, in response to the increasing cancelations and the drop in consumer demand at the beginning of the COVID-19 pandemic, we reduced our spending on brand advertising and traffic acquisition, which resulted in fewer consumers using our platform during the second quarter of 2020, which in turn has and may continue to materially and adversely affect our business, financial condition and results of operations. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers, which may materially and adversely affect our business.

Further, because of the significant financial challenges that dealerships have faced and continue to face as a result of the COVID-19 pandemic, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic.  We proactively reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom.  As a result, the level of fees we received from paying dealers materially decreased during this period, resulting in a material decline in our revenue and a material adverse effect to our business, financial condition and results of operations.  In addition, despite our proactive fee reductions, we experienced, and may continue to experience, increased customer cancellation rates and slowed paying dealer additions during the three months ended June 30, 2020, which has materially and adversely affected our business, financial condition and results of operations.  While we returned to normal contractual billings in all markets for the July 2020 service period, we may decide to re-institute billings relief in the future as we continue assess the effects of the COVID-19 pandemic on our paying dealers and business operations.  For the three months ended June 30, 2020, we also experienced, and may continue to experience, an increase in account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue and cash flows already have caused us to implement certain cost-savings measures across our business, which have disrupted, and may continue to disrupt, our business and operations.  For example, we initiated a reduction in our workforce of approximately 13%, restricted future hiring, and limited discretionary spend across our business, including by eliminating, reducing or pausing certain vendor relationships.  We also reduced consumer marketing spend across both algorithmic traffic acquisition and brand during the three months ended June 30, 2020 as a result of the suppression in consumer demand in the automotive industry.  Despite these measures, we may not achieve the costs savings at the levels we expect and may be required to make additional cash expenditures, which would adversely impact our cash flows and financial condition.  If our cash flows continue to decrease as a result of the effects from the COVID-19 pandemic or our revenues fail to increase, we may also decide that additional disruptive measures are necessary to reduce our operating expenses.

The global nature of the COVID-19 pandemic has also had, and will continue to have, a significant impact on our international businesses.  The crisis has halted our growth in existing markets and our expansion into additional markets.  In particular, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom.  Failure by us to succeed in these two marketplaces, however, would materially and adversely affect our business and potential growth.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue in 2020.  However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic, and the length or severity of the travel and commerce restrictions imposed on federal and state levels, as well as by the governments of impacted countries.  Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

Our business is substantially dependent on our relationships with dealers, and our subscription agreements with these dealers do not contain long-term contractual commitments.  If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

Our primary source of revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplace.  Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term.  While we have been working to transition many of these dealers to contracts with one-year committed terms (which effort has been slowed since the beginning of the COVID-19 pandemic), the majority of our contracts with dealers currently provide for one-month committed terms.  The contracts do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term.  Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements.  If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), which has caused a material adverse impact on our revenues, and it is possible that additional dealers will cancel their subscriptions as they continue to experience the effects of the COVID-19 pandemic.  If paying dealers do not experience the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute any increases in consumer connections or sales to our platform, they may terminate their subscriptions at the conclusion of the committed term or may only be willing to renew their subscriptions at a lower level of fees. If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in the CarGurus marketplace for free; however, we impose certain limitations on such free listings, such as capping the number of leads U.S. non-paying dealers receive within a 30-day period, excluding dealer identity and contact information, and these dealers do not receive access to the paid features of our marketplace.  As a result of the COVID-19 pandemic, we temporarily suspended our free listings product, Restricted Listings, in the U.S. and Canada and put certain non-paying dealers into a suspended activity program.  During this temporary program, which concluded in the U.S. during the second quarter of 2020 and is continuing in Canada, we continued (or continue, as applicable) to collect leads from consumers but did not (or do not, as applicable) provide these leads to non-paying dealers.  This program included (or includes, as applicable) formerly paying dealers who terminated their paid subscription with us due to the COVID-19 pandemic.  We have since forwarded (or continue to forward, as applicable) leads collected under this suspended activity program to dealers once they restored (or restore, as applicable) their paid subscription or on an anonymized basis once we reinstated (or reinstate, as applicable) Restricted Listings.  In the future, we may decide to impose additional restrictions on free listings or modify the services available to non-paying dealers.  If dealers do not subscribe to our paid offerings at the rates we expect, or if a greater than expected number of paying dealers elect to terminate their subscriptions or reduce their fees, our business and financial results would be materially and adversely affected.

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

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term.  The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term.  As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), which has caused a material adverse impact on our revenues, and it is possible that additional paying dealers will cancel their subscriptions or decrease their advertising with us as they continue to experience the effects of the COVID-19 pandemic.  Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplace beyond a committed term.  As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which has caused a material adverse impact on our revenues, and it is possible that advertising customers will continue to cancel or reduce their advertising with us as they continue to experience the effects of the COVID-19 pandemic.  In addition, a reduction in consumer visits to our sites during the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers in the second quarter of 2020, which has caused, and may continue to cause, an adverse impact on our advertising revenues.  We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising services as compared to alternative channels.  If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling vehicle search experience to consumers through our platform, the number of connections between consumers and dealers using our marketplace may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplace could decline, which in turn could lead dealers to pause listing their inventory in our marketplace, cancel their subscriptions, or reduce their advertising spend with us.  If dealers pause or cancel listing their inventory in our marketplace, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplace.  This reduction in the number of dealers using our marketplace would likely materially and adversely affect our marketplace and our business and financial results.  As consumers increasingly use their mobile devices to access the internet and our marketplace, our success depends, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices.  We believe that our ability to provide a compelling vehicle search experience, both on the web and through mobile devices, is subject to a number of factors, including:

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

We depend, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites.  The number of consumers we attract to our marketplace from search engines is due in part to how and where our websites rank in unpaid search results.  These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently.  For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites.  Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies in a way that would adversely affect our search result rankings.  If internet search engines modify their methodologies in ways that are detrimental to us, or if our competitors’ internet search engine optimization efforts are more successful than ours, our ability to attract a large consumer audience could diminish and our traffic could decline.  In addition, internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products.  Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users.  Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future.  Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

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

The failure to build, maintain and protect our brand would harm our ability to attract a large consumer audience and to expand the use of our marketplace by consumers and dealers.

While we are focused on building our brand recognition, maintaining and enhancing our brand will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplace.  Our ability to protect our brand is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging in response to our success.  In addition, as a result of the suppression in consumer interest in the automotive industry during the beginning of the COVID-19 pandemic, we reduced our brand spend and we may decide to continue to suppress our brand spend in the future depending on the continued impact of the COVID-19 pandemic.  If consumers were to believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brand may be adversely affected.

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

Our past growth is not indicative of our future growth, and our ability to grow our revenue in the future is uncertain due to the impact of the COVID-19 pandemic.

Our revenue increased to $588.9 million for the year ended December 31, 2019 from $454.1 million for the year ended December 31, 2018, representing a 30% increase between such periods, and decreased to $252.4 million for the six months ended June 30, 2020 from $280.3 million for the six months ended June 30, 2019, representing a 10% decrease between such periods, primarily due to COVID-19-related effects. We expect further revenue declines in 2020 as a result of the COVID-19 pandemic, and the continued impact of the COVID-19 pandemic also makes our future revenue beyond 2020 uncertain.  If our revenue declines further or fails to grow, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline. In addition, we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

While we ceased operations of our marketplaces in Germany, Italy and Spain and stopped development of emerging marketplaces, we continue to operate marketplaces in the United Kingdom and Canada, which are less familiar competitive environments and involve various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all.  We expect, as we have in the past, to incur significant losses in the United Kingdom and Canada, and face various other challenges, such as obtaining and maintaining access to data, competition for consumers and dealers using our products, new and different competitors, monetizing dealers and other customers, other regulatory environments and laws, different consumer behavior than we are familiar with, and our ability to maintain the account managers to cover those markets.  Our operation of several marketplaces requires significant resources and management attention.  Furthermore, operations in international markets may not yield results similar to those we have achieved in the United States.

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

In addition to English, we have made portions of our platform available in French and Spanish.  We may have difficulty modifying our technology and content for use in non-English-speaking market segments or gaining acceptance by users in non-English-speaking market segments.  Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures.  Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including risks associated with:

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

We provide consumers using our marketplace with our proprietary IMV, Deal Ratings, and Dealer Ratings, as well as other features to help them evaluate vehicle listings, including price guidance for new car listings, or New Car Price Guidance.  Our valuation models depend on the inventory listed on our sites as well as public information regarding automotive sales.  If the inventory on our site declines significantly, or if the number of automotive sales declines significantly or used car sales prices become volatile, whether as a result of the COVID-19 pandemic or otherwise, our valuation models many not perform as expected.  Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Guidance, or other features to vary from our expectations regarding the accuracy of these tools.  In addition, from time to time, regulators, consumers, dealers and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating or New Car Price Guidance.  Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ use of our marketplace and could result in legal disputes.

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

Our business is subject to risks related to the larger automotive industry ecosystem, including consumer demand, global supply chain challenges, trade relations between the United States and China and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.

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

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplace, even if such decisions negatively impact our results of operations in the short term.  For example, we manage the text-chat feature of our websites where consumers can message paying dealers.  Our management of this feature has helped improve dealer response times to consumers, which in turn improves the consumer experience.  While our management of this feature provides value to both consumers and paying dealers and could be a potential source of short-term revenue for us, we are not currently charging for this feature and are instead focusing on the potential long-term value of this feature to our marketplace and its users. In addition, we recently provided paying dealers with reduced marketplace subscriptions for the April, May and June 2020 service periods in an effort to help our paying dealers maintain their business health during the COVID-19 pandemic.  However, these strategies may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion.  In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of the term “CarGurus.”  While we have registered the CARGURUS and CG logos in the U.S. Canada, the EU and the United Kingdom, as well as the word-mark CARGURUS in the U.S., Canada, Italy, France, Spain, the United Kingdom and, for a subset of services, Ireland, we were not able to register the word-mark CARGURUS in the EU and Germany as the mark was deemed to be non-distinctive, and thus not registerable.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers, and our consumer-marketing spend generally fluctuates accordingly.  As consumer automotive purchases slow in the fourth quarter, our rate of marketing spend typically also slows.  This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses.  As our growth rates begin to moderate or cease, the impact of these seasonality trends on our results of operations could become more pronounced. Redistribution of our marketing spend in response to COVID-19-related expense management and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. For example, a larger portion of our advertising may run during peak holiday seasonality for retail advertisers, inflating our media costs.

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

Failure to deal effectively with fraud or other illegal activity could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

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

The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplace may not always be effective or account for all types of fraudulent or other illegal activity.  Further, the measures that we use to detect and limit the occurrence of fraudulent and illegal activity must be dynamic, as technologies and ways to commit fraud and illegal activity are continually evolving.  Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

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

•	announcements by us or our competitors of new products;
•	the public’s reaction to our issuances of earnings guidance, as well as our press releases, other public announcements, and filings with the SEC;
•	real or perceived inaccuracies in our key metrics;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	any significant change in our management;
•	conditions in the automobile industry; and
•	general economic conditions, including as related to the COVID-19 pandemic, and positive or negative growth of our markets.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1#	Offer Letter, dated March 7, 2008, by and between the Registrant and Kyle Lomeli.					X

10.2#	Offer Letter, dated December 29, 2015, by and between the Registrant and Sarah Welch.					X

10.3	First Amendment to Lease between S&A P-12 Property LLC and the Registrant, dated as of June 12, 2020.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.					X

#	Indicates a management contract or compensatory plan.
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

CarGurus, Inc.

Date: August 6, 2020	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer and President, International (Principal Financial Officer and Principal Accounting Officer)