Form 10-Q
period 2020-09-30
CarGurus, Inc.
filed 2020-11-05
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the registrant had 94,160,683 shares of Class A common stock, $0.001 par value per share, and 19,076,500 shares of Class B common stock, par value $0.001 per share, outstanding.

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

•	our outlook for our Restricted Listings product;
•	our expectations regarding future billings relief for customers; and
•	the impacts of the COVID-19 pandemic.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At September 30, 2020	At December 31, 2019
Assets
Current assets
Cash and cash equivalents	$245,941	$59,920
Investments	—	111,692
Accounts receivable, net of allowance for doubtful accounts of $610 and $240, respectively	16,322	22,124
Prepaid expenses and prepaid income taxes	7,325	10,452
Deferred contract costs	9,950	9,544
Other current assets	1,634	4,972
Restricted cash	250	250
Total current assets	281,422	218,954
Property and equipment, net	27,276	27,950
Intangible assets	10,262	3,920
Goodwill	28,357	15,207
Operating lease right-of-use assets	63,525	59,986
Restricted cash	10,627	10,553
Deferred tax assets	27,267	42,713
Deferred contract costs, net of current portion	8,501	10,514
Other non-current assets	3,314	3,826
Total assets	$460,551	$393,623
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,839	$36,731
Accrued expenses, accrued income taxes and other current liabilities	17,878	18,262
Deferred revenue	9,678	9,984
Operating lease liabilities	11,472	8,781
Total current liabilities	55,867	73,758
Operating lease liabilities	62,016	60,818
Deferred tax liabilities	304	284
Other non–current liabilities	4,105	1,908
Total liabilities	122,292	136,768
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 94,016,568 and 91,819,649 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	94	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 19,076,500 and 20,314,644 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	19	20
Additional paid-in capital	233,246	205,234
Retained earnings	104,249	51,859
Accumulated other comprehensive income (loss)	651	(350)
Total stockholders’ equity	338,259	256,855
Total liabilities and stockholders’ equity	$460,551	$393,623

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$147,472	$150,462	$399,898	$430,763
Cost of revenue(1)	9,762	9,392	31,252	25,740
Gross profit	137,710	141,070	368,646	405,023
Operating expenses:
Sales and marketing	57,618	100,133	189,796	293,238
Product, technology, and development	20,758	17,745	65,729	51,063
General and administrative	14,279	12,322	44,297	36,622
Depreciation and amortization	1,488	1,166	4,529	3,413
Total operating expenses	94,143	131,366	304,351	384,336
Income from operations	43,567	9,704	64,295	20,687
Other income, net:
Interest income	174	759	1,053	2,247
Other income, net	31	251	354	1,258
Total other income, net	205	1,010	1,407	3,505
Income before income taxes	43,772	10,714	65,702	24,192
Provision for (benefit from) income taxes	11,209	330	13,312	(4,783)
Net income	$32,563	$10,384	$52,390	$28,975
Net income per share attributable to common stockholders: (Note 12)
Basic	$0.29	$0.09	$0.46	$0.26
Diluted	$0.29	$0.09	$0.46	$0.26
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	113,027,995	111,662,949	112,707,003	111,257,271
Diluted	113,966,863	113,364,775	113,732,616	113,389,695

(1)

Includes depreciation and amortization expense for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019 of $944, $952, $4,250, and $2,246, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$32,563	$10,384	$52,390	$28,975
Other comprehensive income (loss):
Foreign currency translation adjustment	1,013	(929)	1,001	(997)
Comprehensive income	$33,576	$9,455	$53,391	$27,978

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	$256,855
Net income	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	335,741	—	(335,741)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	92,517,427	93	19,978,903	20	214,143	64,555	(843)	277,968
Net income	—	—	—	—	-	7,131	—	7,131
Stock–based compensation expense	—	—	—	—	12,249	—	—	12,249
Issuance of common stock upon exercise of stock options	84,796	—	—	—	415	—	—	415
Issuance of common stock upon vesting of restricted stock units	375,645	—	—	—	-	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(119,009)	—	—	—	(2,389)	—	—	(2,389)
Conversion of common stock	3,748	—	(3,748)	—	-	—	—	—
Foreign currency translation adjustment	—	—	—	—	-	—	481	481
Balance at June 30, 2020	92,862,607	93	19,975,155	20	224,418	71,686	(362)	295,855
Net income	—	—	—	—	—	32,563	—	32,563
Stock–based compensation expense	—	—	—	—	11,684	—	—	11,684
Issuance of common stock upon exercise of stock options	31,523	—	—	—	66	—	—	66
Issuance of common stock upon vesting of restricted stock units	335,153	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(111,370)	—	—	—	(2,922)	—	—	(2,922)
Conversion of common stock	898,655	1	(898,655)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,013	1,013
Balance at September 30, 2020	94,016,568	$94	19,076,500	$19	$233,246	$104,249	$651	$338,259

Balance at December 31, 2018	89,728,223	$90	20,702,084	$21	$184,216	$9,713	$71	$194,111
Net income	—	—	—	—	—	12,584	—	12,584
Stock–based compensation expense	—	—	—	—	7,995	—	—	7,995
Issuance of common stock upon exercise of stock options	447,210	—	—	—	697	—	—	697
Issuance of common stock upon vesting of restricted stock units	297,374	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(102,034)	—	—	—	(3,954)	—	—	(3,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(424)	(424)
Balance at March 31, 2019	90,370,773	90	20,702,084	21	188,954	22,297	(353)	211,009
Net income	—	—	—	—	—	6,007	—	6,007
Stock–based compensation expense	—	—	—	—	9,260	—	—	9,260
Issuance of common stock upon exercise of stock options	133,838	—	—	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	362,447	1	—	—	(1)	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(122,137)	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustment	—	—	—	—		—	356	356
Balance at June 30, 2019	90,744,921	91	20,702,084	21	193,967	28,304	3	222,386
Net income	—	—	—	—	—	10,384	—	10,384
Stock–based compensation expense	—	—	—	—	9,085	—	—	9,085
Issuance of common stock upon exercise of stock options	144,760	—	—	—	368	—	—	368
Issuance of common stock upon vesting of restricted stock units	343,909	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	(120,943)	—	—	—	(4,192)	—	—	(4,192)
Conversion of common stock	200,000	—	(200,000)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(929)	(929)
Balance at September 30, 2019	91,312,647	$91	20,502,084	$21	$199,228	$38,688	$(926)	$237,102

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$52,390	$28,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,779	5,659
Currency gain on foreign denominated transactions	(32)	(927)
Deferred taxes	14,769	(5,025)
Provision for doubtful accounts	1,742	695
Stock-based compensation expense	34,403	25,390
Amortization of deferred contract costs	8,595	5,797
Changes in operating assets and liabilities:
Accounts receivable, net	5,954	(4,984)
Prepaid expenses, prepaid income taxes, and other assets	7,104	(871)
Deferred contract costs	(6,922)	(11,442)
Accounts payable	(19,745)	10,740
Accrued expenses, accrued income taxes, and other current liabilities	(497)	(2,047)
Deferred revenue	(313)	(1,027)
Lease obligations	356	(1,882)
Other non-current liabilities	2,223	500
Net cash provided by operating activities	108,806	49,551
Investing Activities
Purchases of property and equipment	(2,732)	(10,765)
Capitalization of website development costs	(3,045)	(2,074)
Cash paid for acquisition, net of cash acquired	(21,056)	(19,139)
Investments in certificates of deposit	—	(134,808)
Maturities of certificates of deposit	111,692	122,800
Net cash provided by (used in) investing activities	84,859	(43,986)
Financing Activities
Proceeds from exercise of stock options	995	1,456
Payment of finance lease obligations	(28)	(21)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(8,708)	(12,783)
Net cash used in financing activities	(7,741)	(11,348)
Impact of foreign currency on cash, cash equivalents, and restricted cash	171	(97)
Net increase (decrease) in cash, cash equivalents, and restricted cash	186,095	(5,880)
Cash, cash equivalents, and restricted cash at beginning of period	70,723	37,558
Cash, cash equivalents, and restricted cash at end of period	$256,818	$31,678
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$875	$153
Unpaid purchases of property and equipment	$165	$244
Capitalized stock-based compensation expense in website development and internal-use software costs	$1,323	$950
Cash paid for operating lease liabilities	$10,329	$8,465

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

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015.  The Company operates principally in the United States. In addition to the United States, it operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. The Company also operated online marketplaces in Germany, Italy, and Spain until it ceased the operations of each of these marketplaces in the second quarter of 2020. In the United States and the United Kingdom, the Company also operates the Autolist and PistonHeads online marketplaces, respectively, as independent brands. The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, the Company has two reportable segments, United States and International. See Note 14 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) are unaudited. The Unaudited Condensed Consolidated Financial Statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and December 31, 2019, results of operations, comprehensive income, changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020 (the “Annual Report”).

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

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing these Unaudited Condensed Consolidated Financial Statements include revenue recognition, allowance for doubtful accounts and sales allowances, variable consideration, the recoverability of long-lived assets, the valuation and recoverability of goodwill and intangible assets, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Accordingly, the Company considers these to be its critical accounting policies.

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

For the three and nine months ended September 30, 2020 and 2019, no individual customer accounted for more than 10% of total revenue.

As of September 30, 2020, two customers each accounted for approximately 10% of net accounts receivable. As of December 31, 2019, one customer accounted for approximately 18% of net accounts receivable.

Included in net accounts receivable at September 30, 2020 and December 31, 2019, are $6,869 and $8,880, respectively, of unbilled accounts receivable primarily related to advertising customers that are generally billed within a quarter subsequent to services being rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed, other than those impacted by new accounting standards as described below. These changes were not material.

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

In light of the COVID-19 pandemic, the Company assessed the implications on accounts receivable and increased its allowance for doubtful accounts to $610 as of September 30, 2020 as compared to $240 as of December 31, 2019. The increase in account delinquencies due to the COVID-19 pandemic resulted in $1,742 of bad debt expense and $1,372 of write offs, net of recoveries for the nine months ended September 30, 2020.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the nine months ended September 30, 2020:

	Balance at Beginning of Period	Provision	Write–offs, Net of Recoveries	Balance at End of Period
Nine Months Ended September 30, 2020	$240	$1,742	$(1,372)	$610

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

3. Revenue Recognition

Revenue Recognition

The following table summarizes revenue from contracts with customers by geographical region and by revenue source for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States
Marketplace subscription revenue	$121,814	$127,807	$330,295	$365,180
Advertising and other revenue	16,598	13,830	45,869	41,870
Total	138,412	141,637	376,164	407,050
International
Marketplace subscription revenue	8,139	7,735	21,477	20,301
Advertising and other revenue	921	1,090	2,257	3,412
Total	9,060	8,825	23,734	23,713
Total Revenue
Marketplace subscription revenue	129,953	135,542	351,772	385,481
Advertising and other revenue	17,519	14,920	48,126	45,282
Total	$147,472	$150,462	$399,898	$430,763

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2020 was approximately $15.6 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2020. For performance obligations not satisfied as of September 30, 2020, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price are consistent with performance obligations satisfied as of September 30, 2020.

Revenue recognized during the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2020 and 2019, from amounts included in deferred revenue at the beginning of the period, was approximately $8,195, $8,479, $9,984 and $8,811, respectively.

In response to the COVID-19 pandemic, the Company reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. These fee reductions materially and adversely impacted revenue for the second quarter of 2020 and had an immaterial impact for the third quarter of 2020.

4. Acquisitions

On January 16, 2020, the Company acquired Autolist, an automotive shopping platform based in San Francisco, California, pursuant to an Agreement and Plan of Merger by and among the Company, Alpine Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Auto List, Inc., a Delaware corporation (“Target”), and the securityholders’ representative therein, pursuant to which, among other things, the Company acquired Target through the merger of Merger Sub with and into Target (the “Merger”), with Target surviving as a wholly owned subsidiary of the Company. The Company paid an aggregate of $21.1 million, net of cash acquired, to consummate the Merger. The amount paid includes $2.2 million that is held in escrow to secure post-closing claims.  The Merger is intended to both expand the Company’s consumer audience in the United States and enhance its value proposition for subscribing dealers.

As of September 30, 2020, the Company incurred total acquisition-related costs of $1.4 million related to the Merger. For the three months ended September 30, 2020, the Company incurred no acquisition-related costs. For the nine months ended September 30, 2020, the Company incurred total acquisition-related costs of $1.0 million. Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of one-time severance and bonus related expenses. For the nine months ended September 30, 2020, $0.5 million, $0.3 million, and $0.2 million of acquisition-related costs were recorded as operating expense and allocated to product, technology, and development, general and administrative, and sales and marketing, respectively, within the Unaudited Condensed Consolidated Income Statement.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the acquired assets and assumed liabilities. The following table presents the adjusted purchase price allocation recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet as of the acquisition date, which is subject to finalization for tax-related items:

Adjusted Fair Value at Date of Acquisition (4)
Cash and cash equivalents	$50
Restricted cash	220
Accounts receivable	1,862
Intangible assets (1)	7,600
Goodwill (2)	12,477
Operating lease right-of-use assets	2,169
Other assets, net	162
Accounts payable and accrued expenses	(358)
Operating lease liabilities - current	(446)
Operating lease liabilities - non-current	(1,723)
Deferred tax liabilities (3)	(687)
Total purchase price	$21,326

(1)

Identifiable definite-lived intangible assets were comprised of brand, developed technology, and customer relationships of $5,600, $1,200, and $800, respectively, with estimated useful lives of 9 years, 3 years, and 3 years, respectively, which will be amortized on a straight-line basis over their estimated useful lives. The fair value of the brand has been estimated using the multi-period excess earnings method which is a variation of the income approach. The fair value of the developed technology and customer relationships has been estimated using a cost approach, which assesses the cost to redevelop the app and technology, and relationships, respectively.

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
(4)

The Company refined its estimates of the fair value of certain accounts included within the preliminary purchase price allocation, which resulted in an immaterial adjustment to accounts receivable, cash paid, deferred tax liability and goodwill.

Actual and pro forma results for this acquisition have not been presented as the financial impact to the Company’s Unaudited Condensed Consolidated Financial Statements is not material.

5. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and at December 31, 2019:

	At September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$172,427	$—	$—	$172,427
Total	$172,427	$—	$—	$172,427

	At December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$29,196	$—	$—	$29,196
Investments:
Certificates of deposit	—	111,692	—	111,692
Total	$29,196	$111,692	$—	$140,888

Certificates of deposit at December 31, 2019 had maturity dates of one year or less.

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of September 30, 2020 and December 31, 2019. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the nine months ended September 30, 2020 or the year ended December 31, 2019.

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

The Company held no investments at September 30, 2020. The following is a summary of investments as of December 31, 2019:

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$111,692	$—	$—	$111,692
Total	$111,692	$—	$—	$111,692

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	At September 30, 2020	At December 31, 2019
Computer equipment	$8,057	$7,923
Capitalized software	181	181
Capitalized website development	15,451	11,083
Furniture and fixtures	7,314	6,809
Leasehold improvements	20,492	19,507
Construction in progress	1,072	524
Finance lease right-of-use assets	50	78
	52,617	46,105
Less accumulated depreciation and amortization	(25,341)	(18,155)
Property and equipment, net	$27,276	$27,950

Depreciation and amortization expense, excluding amortization of intangible assets, was $1,937, $1,951, $7,367, and $5,173 for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, respectively. Capitalized website development costs increased $4,368 due to continued investment in our product offerings.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2019	$15,207
Autolist acquisition (1)	12,477
Foreign currency translation adjustment	673
Balance at September 30, 2020	$28,357

(1)	See Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the COVID-19 pandemic, the Company assessed its goodwill for impairment concluding that there was no impairment as of September 30, 2020.

Other Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consist of the following:

	At September 30, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	8.7	$9,257	$995	$8,262
Customer relationships	1.8	1,866	782	1,084
Developed technology	2.3	1,200	284	916
Total		$12,323	$2,061	$10,262

	At December 31, 2019
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.0	$3,524	$313	$3,211
Customer relationships	2.0	1,045	336	709
Total		$4,569	$649	$3,920

The Company recorded amortization expense related to intangible assets of $495, $167, $1,412, and $486 for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020, and 2019, respectively.

The estimated useful life of the PistonHeads brand and customer relationships is 11 years and 3 years, respectively. The estimated useful life of the Autolist brand, customer relationships and developed technology is 9 years, 3 years, and 3 years, respectively. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As a result of the COVID-19 pandemic, the Company assessed its long-lived assets for impairment and concluded that there was no impairment as of September 30, 2020.

Estimated amortization expense of intangible assets for future periods as of September 30, 2020 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2020	$484
2021	1,938
2022	1,704
2023	971
2024	953
2025	953
Thereafter	3,259
Total	$10,262

8. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At September 30, 2020	At December 31, 2019
Accrued bonus	$8,841	$8,637
Accrued commissions	2,824	3,153
Other accrued expenses, accrued income taxes and other current liabilities	6,213	6,472
Total	$17,878	$18,262

9. Restructuring

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

The following table summarizes restructuring accrual activity for employee severance and related benefits expense for the nine months ended September 30, 2020:

Employee Severance and Related Benefits
Balance at December 31, 2019	$—
Charges	3,248
Cash disbursements	(2,581)
Noncash settlements	(667)
Balance at September 30, 2020	$—

For the three months ended September 30, 2020, no employee severance and related benefits expense was recorded. For the nine months ended September 30, 2020, $2,160, $737, $207, and $144 of employee severance and related benefits expense was recorded as sales and marketing, product, technology, and development, cost of revenue, and general and administrative, respectively, within the Unaudited Condensed Consolidated Income Statement. All of the accrued employee severance and related benefits were paid as of September 30, 2020 and were recorded within accrued expenses, accrued income taxes and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, prior to payout. For the nine months ended September 30, 2020, $667 of employee severance and related benefits expense was recorded as stock-based compensation expense within the Unaudited Condensed Consolidated Statements of Cash Flows.

For the three months ended September 30, 2020, no write-off of capitalized website development costs or deferred contract costs from international marketplaces was recorded. For the nine months ended September 30, 2020, $844 and $175 of the write-off of capitalized website development costs and deferred contract costs from international marketplaces were recorded as cost of revenue and sales and marketing, respectively, within the Unaudited Condensed Consolidated Income Statement. For the nine months ended September 30, 2020, $844 of the write-off of capitalized website development costs from international marketplaces was recorded as depreciation and amortization within the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows and immaterial amounts related to obligations under one finance lease as of September 30, 2020. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of September 30, 2020, there were no material changes in the Company’s material leases from those disclosed in the Annual Report, other than as discussed below.

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

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At September 30, 2020 and December 31, 2019, restricted cash was $10,877 and $10,803, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. At September 30, 2020 and December 31, 2019, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to guaranty or indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at September 30, 2020 and December 31, 2019, the Company has not incurred any costs for guarantees or indemnities.

11. Stock-based Compensation

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	$—	$35	$17	$130
Restricted stock units	11,030	8,726	34,617	25,260
Total stock-based compensation expense	$11,030	$8,761	$34,634	$25,390

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$57	$92	$241	$268
Sales and marketing expense	2,450	2,520	8,206	7,392
Product, technology, and development expense	5,140	3,938	15,861	11,118
General and administrative expense	3,383	2,211	10,326	6,612
Total stock-based compensation expense	$11,030	$8,761	$34,634	$25,390

Excluded from stock-based compensation expense is $656, $324, $1,323, and $950 of capitalized website development and internal-use software costs for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020, and 2019, respectively.

During the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019, the Company withheld 111,370, 120,943, 337,313, and 345,114 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and option exercise costs due to net share settlements and cashless exercises of options. The shares withheld return to the authorized, but unissued pool under the Company’s Omnibus Equity Compensation Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements and for option exercise costs were $2,922, $4,192, $8,708, and $12,783 for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020, and 2019, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

12. Earnings Per Share

Net income per share for the three and nine months ended September 30, 2020 and 2019 is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted-average of any additional shares issued and outstanding during the reporting period.

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

During the three months ended September 30, 2020 and 2019, holders of Class B common stock converted 898,655 and 200,000 shares of Class B common stock to Class A common stock, respectively. During the nine months ended September 30, 2020 and 2019, holders of Class B common stock converted 1,238,144 and 200,000 shares of Class B common stock to Class A common stock, respectively.

Diluted net income per share gives effect to all potentially dilutive securities. Potential dilutive securities for the three and nine months ended September 30, 2020 and 2019 consist of shares of common stock issuable upon the exercise of stock options and shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three and nine months ended September 30, 2020 and 2019, diluted net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$32,563	$10,384	$52,390	$28,975
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	113,027,995	111,662,949	112,707,003	111,257,271
Dilutive effect of share equivalents resulting from stock options	632,581	1,052,758	701,176	1,232,754
Dilutive effect of share equivalents resulting from unvested restricted stock units	306,287	649,068	324,437	899,670
Weighted-average number of shares of common stock used in computing net income per share — diluted	113,966,863	113,364,775	113,732,616	113,389,695
Net income per share attributable to common stockholders:
Basic	$0.29	$0.09	$0.46	$0.26
Diluted	$0.29	$0.09	$0.46	$0.26

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2020 and 2019, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units outstanding	2,577,713	1,421,473	2,893,491	1,191,286

13. Income Taxes

During the three months ended September 30, 2020, the Company recorded an income tax provision of $11,209, representing an effective tax rate of 25.6%. The effective tax rate for the three months ended September 30, 2020 was higher than the statutory tax rate of 21% principally due to state and local income taxes, partially offset by federal and state research and development tax credits.

During the three months ended September 30, 2019, the Company recorded income tax provision of $330, representing an effective tax rate of 3.1%. The effective tax rate for the three months ended September 30, 2019 was lower than the statutory tax rate of 21% principally due to excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

During the nine months ended September 30, 2020, the Company recorded an income tax provision of $13,312 representing an effective tax rate of 20.3%. The effective tax rate for the nine months ended September 30, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the CARES Act (as defined below), excess stock deductions from the taxable compensation of stock-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

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

The Company and its subsidiaries are subject to various United States federal, state, and foreign income taxes.  The Company is currently open to examination by the Internal Revenue Service (the “IRS”) and state jurisdictions for the tax years of 2017 and after. The Company is currently open to examination in its foreign jurisdictions for tax years 2017 and after.  In 2019, the IRS commenced a federal employment tax audit with respect to the 2016, 2017 and 2018 calendar years, which is still open. In July 2020, the IRS commenced a corporate income tax audit with respect to the 2017 calendar year, which is still open. In August 2020, New York State commenced a sales and use tax audit with respect to 2014 – 2020 sales and use taxes, which is still open.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  Among other things, the CARES Act includes a net operating loss (“NOL”) carryback provision allowing for NOLs from the 2018, 2019 and 2020 tax years to be used to offset taxable income for the tax years from 2013 to 2017. The Company filed a carryback claim, from which it received a refund of $3,863 during the three months ended September 30, 2020, and will reduce its current gross NOL balance by approximately $18,723 and increase its deferred federal research and development credit by approximately $2,645. The Company does not expect this election to negatively impact its analysis on the valuation allowance for its NOLs or deferred federal research and development credit.

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

On July 20, 2020, the IRS issued final regulations that provide for a high-tax exception to the Global Intangible Low-Taxed Income (“GILTI”) tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. The final regulations provide the ability for taxpayers to retroactively apply the GILTI high-tax exclusion on an amended return for tax years 2018 and 2019. As a result of the final regulations, the Company is able to exclude certain foreign earnings from its forecasted 2020 GILTI income. With respect to prior tax years, the Company did not have GILTI income in 2018 or 2019 and, therefore, does not have the ability to recognize a benefit by applying the high tax exclusion retroactively.

14. Segment and Geographic Information

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

The United States segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions, advertising services, and other revenues from customers outside of the United States. A majority of the Company’s operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running the Company’s business, are incurred in the United States and not allocated to the International segment. Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenue:
United States	$138,412	$141,637	$376,164	$407,050
International	9,060	8,825	23,734	23,713
Total revenue	$147,472	$150,462	$399,898	$430,763

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment income (loss) from operations:
United States	$46,462	$19,956	$82,061	$51,456
International	(2,895)	(10,252)	(17,766)	(30,769)
Total income from operations	$43,567	$9,704	$64,295	$20,687

For the three months ended September 30, 2020, no employee severance and related benefits expense was recorded. For the nine months ended September 30, 2020, employee severance and related benefits expense attributable to the United States and International segments were $2,492 and $756, respectively. For the three months ended September 30, 2020, no write-off of capitalized website development costs or deferred contract costs from international marketplaces was recorded. For the nine months ended September 30, 2020, the entirety of the write-off of capitalized website development costs and deferred contract costs from international marketplaces was attributable to the International segment. The Company ceased the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

As of September 30, 2020, total assets held outside of the United States were $31,627, primarily attributable to $15,880 of goodwill and $3,577 of intangible assets. As of December 31, 2019, total assets held outside of the United States were $32,528, primarily attributable to $15,207 of goodwill and $3,920 of intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 14, 2020, or our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States generally accepted accounting principles, or GAAP.

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

In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. We also operated online marketplaces in Germany, Italy, and Spain until we ceased the operations of each of these marketplaces in the second quarter of 2020. In the United States and the United Kingdom, we also operate the Autolist and PistonHeads online marketplaces, respectively, as independent brands. We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, we have two reportable segments, United States and International. See Note 14 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We generate marketplace subscription revenue from dealers primarily through Listings and Dealer Display subscriptions, and advertising and other revenue from automobile manufacturers and other auto-related brand advertisers as well as partnerships with financing services companies. We generated revenue of $147.5 million in the three months ended September 30, 2020, a 2% decrease from $150.5 million of revenue in the three months ended September 30, 2019. Our revenue for the nine months ended September 30, 2020 was $399.9 million, a 7% decrease from $430.8 million of revenue in the nine months ended September 30, 2019.

For the three months ended September 30, 2020, we generated net income of $32.6 million and our Adjusted EBITDA was $57.0 million, compared to net income of $10.4 million and Adjusted EBITDA of $20.6 million, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we generated net income of $52.4 million and our Adjusted EBITDA was $112.2 million, compared to net income of $29.0 million and Adjusted EBITDA of $51.9 million for the nine months ended September 30, 2019. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our net income.

COVID-19 Update

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus was declared a pandemic by the World Health Organization and has spread globally. This pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world.

The COVID-19 pandemic and its adverse effects have become widespread in the locations where we, and our customers, suppliers and third-party business partners conduct business and as a result, we have experienced disruptions in our operations. For example, in March, we closed all of our offices (including our corporate headquarters) and began requiring our employees to work remotely until further notice. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states in the United States, implemented or mandated and continue to implement or mandate significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Many of these orders resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by the agencies that process the registration of automotive titles. While certain jurisdictions, including many within the United States, have implemented or are implementing policies with the goal of re-opening these markets, restrictions may be re-imposed in these markets due to increases in COVID-19 cases. In addition, these restrictions and concerns about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases. While consumer demand has improved since the initial impact of the COVID-19 pandemic, the automotive industry is experiencing, and may continue to experience, inventory supply problems, especially resulting from wholesale used-car auction closures and escalating auction prices, which have adversely affected the level of used-car inventory held by our paying dealers and displayed on our websites.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed, or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues, and on our business, financial condition and results of operations. We also experienced an increase in account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

Further, because of the significant financial challenges that dealerships have faced and continue to face as a result of the COVID-19 pandemic, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic. We proactively reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, we calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. These fee reductions materially and adversely impacted revenue for the second quarter of 2020 and had an immaterial impact for the third quarter of 2020.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business. For example, during the second quarter of 2020, we initiated a cost-savings initiative that included a reduction in our workforce of approximately 13%, restricted future hiring, and limited discretionary spend across our business, including by eliminating, reducing or pausing certain vendor relationships and ceasing certain international operations and expansion efforts. In particular, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. We also reduced consumer marketing across both algorithmic traffic acquisition and brand spend during the second and third quarters of 2020 in comparison to the second and third quarters of 2019 in an effort to reduce expenses and as a result of suppressed dealer inventory and the resulting reduced demand for leads by dealers.

In May, cancellations by paying dealers began to stabilize, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers. In July, we returned to normal contractual billings in all markets. Additionally, as consumer activity increased and governments began to implement phased re-opening policies, we sequentially increased our consumer marketing expenses each month during the second and third quarters of 2020.

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

	Three Months Ended September 30,
Average Monthly Unique Users	2020		2019
	(in thousands)
United States	38,655	(1)	38,062
International	7,784		10,187
Total	46,439		48,249

(1)	Includes users from the Autolist website.

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

	Three Months Ended September 30,
Average Monthly Sessions	2020		2019
	(in thousands)
United States	94,288	(1)	103,461
International	18,274		26,168
Total	112,562		129,629

(1)	Includes sessions from the Autolist website.

Number of Paying Dealers

We define a paying dealer as a dealer account with an active, paid marketplace subscription at the end of a defined period. The number of paying dealers we have is important to us and we believe it provides valuable information to investors because it is indicative of the value proposition of our marketplace products, as well as our sales and marketing success and opportunity, including our ability to retain paying dealers and develop new dealer relationships.

	At September 30,
Number of Paying Dealers	2020		2019(1)
United States	23,659	(2)	26,163
International	6,503		6,923
Total	30,162		33,086

(1)

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020, we announced that we had modified our method for calculating paying dealers to align our data with an enterprise system upgrade, or the Internal System Upgrade, and had replaced our Average Annual Revenue per Subscribing Dealer key metric with Quarterly Average Revenue per Subscribing Dealer, or QARSD. As a result of the Internal System Upgrade, and to provide consistency in our year-to-year comparisons, we have recast our paying dealer calculation as of September 30, 2019 to reflect the updated calculation methodology.

(2)	Includes paying dealers from the Autolist website.

Quarterly Average Revenue per Subscribing Dealer (QARSD)

We define QARSD, which is measured at the end of a fiscal quarter, as the marketplace subscription revenue during that trailing quarter divided by the average number of paying dealers in that marketplace during the quarter. We calculate the average number of paying dealers for a period by adding the number of paying dealers at the end of such period and the end of the prior period and dividing by two. This information is important to us, and we believe it provides useful information to investors, because we believe that our ability to grow QARSD is an indicator of the value proposition of our products and the return on investment, or ROI, that our paying dealers realize from our products. In addition, increases in QARSD, which we believe reflect the value of exposure to our engaged audience in relation to subscription cost, are driven in part by our ability to grow the volume of connections to our users and the quality of those connections, which result in increased opportunity to upsell package levels and cross-sell additional products to our paying dealers.

	At September 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2020	2019(1)
United States	$5,133	n/a
International	$1,256	n/a
Consolidated	$4,302	n/a

(1)

As a result of the Internal System Upgrade, we are unable to provide QARSD as of September 30, 2019 because we are unable to provide the number of paying dealers for the end of the period prior to the quarter ended September 30, 2019, which is necessary to calculate the average number of paying dealers for the period, and therefore are unable to calculate QARSD as of September 30, 2019.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we monitor and have presented within this Quarterly Report, Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by United States generally accepted accounting principles, or GAAP, and is not necessarily comparable to similarly titled measures presented by other companies.

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

•	Adjusted EBITDA excludes restructuring expenses incurred by us during a reporting period, which may not be reflective of our operational performance during such period;
•	Adjusted EBITDA excludes other income, net which primarily includes interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses;
•	Adjusted EBITDA excludes the provision for (benefit from) income taxes; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Net income	$32,563	$10,384	$52,390	$28,975
Depreciation and amortization	2,432	2,118	8,779	5,659
Stock-based compensation expense	11,030	8,761	34,634	25,390
Acquisition-related expenses	—	34	968	125
Restructuring expenses(2)	—	—	3,514	—
Other income, net	(205)	(1,010)	(1,407)	(3,505)
Provision for (benefit from) income taxes	11,209	330	13,312	(4,783)
Adjusted EBITDA	$57,029	$20,617	$112,190	$51,861

(1)

In December 2019, we revised our definition of Adjusted EBITDA to exclude the impact of acquisition-related expenses. This revised definition more accurately reflects management’s view of our business and financial performance. Adjusted EBITDA for the three and nine months ended September 30, 2019 has been restated for comparison purposes.

(2)

Excludes stock-based compensation expense of $753 for the nine months ended September 30, 2020 related to the expense reduction plan approved by our Board of Directors on April 13, 2020 to address the impact of the COVID-19 pandemic on our business, or the Expense Reduction Plan, as the amount is already included within the stock-based compensation line item in the Reconciliation of Adjusted EBITDA.

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

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice at the end of the committed term, although during the second quarter of 2020 we did not require dealers to provide 30 days’ advance notice of termination for dealers who cancelled as a result of the COVID-19 pandemic. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package also have access to the Pricing Tool and Market Analysis tool.

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

As a result of the COVID-19 pandemic, we experienced a material adverse impact on our marketplace revenue as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) and due to the fee reductions provided to customers in April, May and June in response to the COVID-19 pandemic, which resulted in reductions in the overall transaction price that were spread over the remaining contract term. In May, cancellations by paying dealers began to stabilize, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers. In July 2020, we returned to normal contractual billings in all markets.

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

As a result of the COVID-19 pandemic, we experienced a material adverse impact on our advertising revenue as some advertisers cancelled or reduced their advertising with us (including, in certain cases, with our permission prior to the end of the applicable contract term). In May, cancellations by advertising customers began to stabilize, which we believe resulted from the resumption of consumer activity.

In addition, a reduction in consumer visits to our sites during the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated, which caused an adverse impact on our advertising revenue. This impact was partially offset by the increase in consumer visits over the course of the second and third quarters to our sites as we increased our consumer marketing expenses in response to the recovery in consumer and car shopping activity.

Revenue from partnerships with financing services companies was not adversely impacted by the COVID-19 pandemic.

Cost of Revenue

Cost of revenue primarily consists of costs related to supporting and hosting our product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation for our customer support team and third-party service provider costs such as data center and networking expenses, allocated overhead costs, depreciation expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. Despite our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect these expenses to increase as we continue to scale our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of internal-use software; and allocated overhead costs. A portion of our commissions that are related to obtaining a new contract is capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing costs are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and changes in the competitive landscape around our consumer audience and our brand awareness, which will impact our quarterly results of operations.

Product, Technology, and Development

Product, technology, and development expenses, which include research and development costs, consist primarily of personnel and related expenses for our development team, including salaries, benefits, incentive compensation, stock-based compensation and allocated overhead costs. Other than website development and internal-use software costs as well as other costs that qualify for capitalization, research and development costs are expensed as incurred. Despite our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect product, technology, and development expenses to increase as we invest in additional engineering resourcing to develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, human resources, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation, in addition to the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing costs, and allocated overhead costs. General and administrative costs are expensed as incurred. Despite our implementation of several cost saving initiatives associated with the COVID-19 pandemic, we expect general and administrative expenses to increase as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recognized a provision for income taxes for the three months ended September 30, 2020 and 2019. We have recognized a provision for income taxes for the nine months ended September 30, 2020 and a benefit from income taxes for the nine months ended September 30, 2019. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowance against our net deferred tax assets as of September 30, 2020 and December 31, 2019 was immaterial.

Results of Operations

The following table sets forth our selected consolidated statements of operations data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$129,953	$135,542	$351,772	$385,481
Advertising and other	17,519	14,920	48,126	45,282
Total revenue	147,472	150,462	399,898	430,763
Cost of revenue	9,762	9,392	31,252	25,740
Gross profit	137,710	141,070	368,646	405,023
Operating expenses:
Sales and marketing	57,618	100,133	189,796	293,238
Product, technology, and development	20,758	17,745	65,729	51,063
General and administrative	14,279	12,322	44,297	36,622
Depreciation and amortization	1,488	1,166	4,529	3,413
Total operating expenses	94,143	131,366	304,351	384,336
Income from operations	43,567	9,704	64,295	20,687
Other income, net:
Interest income	174	759	1,053	2,247
Other income, net	31	251	354	1,258
Total other income, net	205	1,010	1,407	3,505
Income before income taxes	43,772	10,714	65,702	24,192
Provision for (benefit from) income taxes	11,209	330	13,312	(4,783)
Net income	$32,563	$10,384	$52,390	$28,975

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$138,412	$141,637	$376,164	$407,050
International	9,060	8,825	23,734	23,713
Total	$147,472	$150,462	$399,898	$430,763
Income (Loss) from Operations
United States	$46,462	$19,956	$82,061	$51,456
International	(2,895)	(10,252)	(17,766)	(30,769)
Total	$43,567	$9,704	$64,295	$20,687

The following table sets forth our selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Marketplace subscription	88%	90%	88%	89%
Advertising and other	12	10	12	11
Total revenue	100%	100%	100%	100%
Cost of revenue	7	6	8	6
Gross profit	93	94	92	94
Operating expenses:
Sales and marketing	38	67	48	67
Product, technology, and development	14	12	16	12
General and administrative	10	8	11	9
Depreciation and amortization	1	1	1	1
Total operating expenses	63	88	76	89
Income from operations	30	6	16	5
Other income, net:
Interest income	0	1	0	1
Other income, net	0	0	0	0
Total other income, net	0	1	0	1
Income before income taxes	30	7	16	6
Provision for (benefit from) income taxes	8	0	3	(1)
Net income	22%	7%	13%	7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Additional Financial Data:
Revenue
United States	94%	94%	94%	94%
International	6	6	6	6
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	32%	13%	20%	12%
International	(2)	(7)	(4)	(7)
Total	30%	6%	16%	5%

For the three months ended September 30, 2020 and 2019

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$129,953	$135,542	$(5,589)	(4)%
Advertising and other	17,519	14,920	2,599	17
Total	$147,472	$150,462	$(2,990)	(2)%
Percentage of total revenue:
Marketplace subscription	88%	90%
Advertising and other	12	10
Total	100%	100%

Overall revenue decreased by $3.0 million, or 2%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Marketplace subscription revenue decreased by 4%, while advertising and other revenue increased by 17%.

Marketplace subscription revenue decreased by $5.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and represented 88% of total revenue for the three months ended September 30, 2020 and 90% of total revenue for the three months ended September 30, 2019. The decrease was due primarily to a 9% decrease in the number of paying dealers to 30,162 at September 30, 2020 from 33,086 at September 30, 2019 as paying dealers cancelled their subscriptions with us as a result of the impact of the COVID-19 pandemic.

Advertising and other revenue increased by $2.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and represented 12% of total revenue for the three months ended September 30, 2020 and 10% of total revenue for the three months ended September 30, 2019. The increase was due primarily to a $2.9 million increase in other revenue primarily due to revenue from partnerships with financing services companies.  The increase in advertising and other revenue was offset by a $0.3 million decrease in advertising revenue as some advertisers cancelled or reduced their advertising with us as a result of the impact of the COVID-19 pandemic. The increase for the three months ended September 30, 2020 is inclusive of advertising and other revenue associated with Autolist of $1.3 million.

Revenue by Segment

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
United States	$138,412	$141,637	$(3,225)	(2)%
International	9,060	8,825	235	3
Total	$147,472	$150,462	$(2,990)	(2)%
Percentage of total revenue:
United States	94%	94%
International	6	6
Total	100%	100%

United States revenue decreased $3.2 million, or 2%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a 10% decrease in United States paying dealers as paying dealers cancelled their subscriptions with us as a result of the impact of the COVID-19 pandemic.

International revenue stayed relatively consistent in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Cost of Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$9,762	$9,392	$370	4%
Percentage of total revenue	7%	6%

Cost of revenue increased $0.4 million, or 4%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to a $0.9 million increase in fees related to provisioning advertising campaigns on our websites and a $0.5 million increase in data center and hosting costs. These increases were offset in part by a $0.7 million decrease in salaries and employee-related costs due to a 47% decrease in headcount primarily in connection with the Expense Reduction Plan and a $0.3 million decrease in costs for content on our websites due to ceasing operations in certain international markets. The increase for the three months ended September 30, 2020 is inclusive of cost of revenue associated with Autolist of $0.3 million.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$57,618	$100,133	$(42,515)	(42)%
Percentage of total revenue	38%	67%

Sales and marketing expenses decreased $42.5 million, or 42%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was due primarily to a $40.8 million decrease in advertising costs, a $0.7 million decrease in travel expenses and a $0.6 million decrease in consulting expenses, as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product, technology, and development	$20,758	$17,745	$3,013	17%
Percentage of total revenue	14%	12%

Product, technology, and development expenses increased $3.0 million, or 17%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to a $2.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.2 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 9% increase in headcount to support our growth plans and product innovations as well as an increase in promotions. The increase in salaries and employee-related costs was also due to merit increases. The increase in product, technology, and development expenses was also due in part to a $0.5 million increase in rent costs due to additional office space at 55 Cambridge Parkway, in Cambridge, Massachusetts. These increases were offset in part by a $0.3 million decrease in consulting and recruiting expenses and a decrease in other product, technology, and development expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. The increase for the three months ended September 30, 2020 is inclusive of product, technology, and development expenses associated with the integration and development of Autolist technology of $1.3 million.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$14,279	$12,322	$1,957	16%
Percentage of total revenue	10%	8%

General and administrative expenses increased $2.0 million, or 16%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to a $0.8 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.2 million. The increase in salaries and employee-related costs and stock-based compensation expense was due to the transfer of certain personnel between departments and an increase in promotions. The increase in salaries and employee-related costs was also due to merit increases.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$1,488	$1,166	$322	28%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $0.3 million, or 28%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from Autolist.

Other Income, Net

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$174	$759	$(585)	(77)%
Other income, net	31	251	(220)	(88)
Total other income, net	$205	$1,010	$(805)	(80)%
Percentage of total revenue:
Interest income	0%	1%
Other income, net	0	0
Total other income, net	0%	1%

Total other income, net decreased $0.8 million, or 80%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The $0.6 million decrease in interest income was due primarily to lower investments in certificates of deposit during the three months ended September 30, 2020 as all investments matured during the quarter.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for income taxes	$11,209	$330	$10,879	NM
Percentage of total revenue	8%	0%

NM — Not Meaningful

The provision for income taxes recorded increased $10.9 million during the three months ended September 30, 2020 compared to the provision for income taxes recorded during the three months ended September 30, 2019. This increase was principally due to increased profitability year-over-year. Additionally, there was $0.2 million of tax expense related to shortfalls on the taxable compensation of share-based awards recorded during the three months ended September 30, 2020, compared to $1.9 million of tax benefit related to excess stock-based compensation deductions recorded during the three months ended September 30, 2019.

Income (Loss) from Operations by Segment

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$46,462	$19,956	$26,506	133%
International	(2,895)	(10,252)	7,357	72
Total	$43,567	$9,704	$33,863	349%
Percentage of segment revenue:
United States	34%	14%
International	(32)%	(116)%

United States income from operations increased $26.5 million, or 133%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to decreases in operating expenses of $30.7 million related to cost savings efforts in connection with the COVID-19 pandemic, offset by decreases in revenue of $3.2 million and increases in cost of revenue of $1.0 million.

International loss from operations decreased $7.4 million, or 72%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was due to decreases in operating expenses of $6.5 million due to ceasing of operations in certain markets and cost savings efforts in connection with the COVID-19 pandemic, as well as an increase in revenue of $0.2 million and a decrease in cost of revenue of $0.7 million.

For the nine months ended September 30, 2020 and 2019

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$351,772	$385,481	$(33,709)	(9)%
Advertising and other	48,126	45,282	2,844	6
Total	$399,898	$430,763	$(30,865)	(7)%
Percentage of total revenue:
Marketplace subscription	88%	89%
Advertising and other	12	11
Total	100%	100%

Overall revenue decreased by $30.9 million, or 7%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Marketplace subscription revenue decreased by 9%, while advertising and other revenue increased by 6%.

Marketplace subscription revenue decreased by $33.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and represented 88% of total revenue for the nine months ended September 30, 2020 and 89% of total revenue for the nine months ended September 30, 2019. The decrease was due primarily to a 9% decrease in the number of paying dealers to 30,162 at September 30, 2020 from 33,086 at September 30, 2019 as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) as a result of the impact of the COVID-19 pandemic, and due to the fee reductions provided to customers in April, May and June in response to the COVID-19 pandemic, which resulted in reductions in the overall transaction price that were spread over the remaining contract term.

Advertising and other revenue increased by $2.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and represented 12% of total revenue for the nine months ended September 30, 2020 and 11% of total revenue for the nine months ended September 30, 2019. The increase was due primarily to a $6.8 million increase in other revenue primarily due to revenue from partnerships with financing services companies. The increase in advertising and other revenue was offset by a $4.0 million decrease in advertising revenue as some advertisers cancelled or reduced their advertising with us (including, in some cases, with our permission prior to the end of the applicable contract term) as a result of the impact of the COVID-19 pandemic. The increase for the nine months ended September 30, 2020 is inclusive of advertising and other revenue associated with Autolist of $3.4 million.

Revenue by Segment

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue
United States	$376,164	$407,050	$(30,886)	(8)%
International	23,734	23,713	21	0
Total	$399,898	$430,763	$(30,865)	(7)%
Percentage of total revenue:
United States	94%	94%
International	6	6
Total	100%	100%

United States revenue decreased $30.9 million, or 8%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a 10% decrease in United States paying dealers as paying dealers cancelled their subscriptions with us (including, in certain cases, with our permission prior to the end of the applicable contract term and notice period) as a result of the impact of the COVID-19 pandemic, and due to the fee reductions provided to customers in April, May and June in response to the COVID-19 pandemic which resulted in reductions in the overall transaction price that were spread over the remaining contract term.

International revenue stayed relatively consistent in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$31,252	$25,740	$5,512	21%
Percentage of total revenue	8%	6%

Cost of revenue increased $5.5 million, or 21%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to a $2.2 million increase in fees related to provisioning advertising campaigns on our websites, a $1.6 million increase in amortization due to the write-off of international websites in connection with the Expense Reduction Plan and amortization of website development costs, a $1.5 million increase in data center and hosting costs and a $1.2 million increase in costs primarily related to a reduction of vendor rebates. These increases were offset in part by a $1.0 million decrease in salaries and employee-related costs due to a 47% decrease in headcount primarily in connection with the Expense Reduction Plan.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$189,796	$293,238	$(103,442)	(35)%
Percentage of total revenue	48%	67%

Sales and marketing expenses decreased $103.4 million, or 35%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due primarily to a $101.1 million decrease in advertising costs, a $1.6 million decrease in travel related expenses, a $1.5 million decrease in consulting and recruiting expenses, a $1.2 million decrease in marketing costs related to events and research expenses, and a decrease in other sales and marketing expense as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. These decreases were offset in part by an increase of $0.9 million in salaries and employee-related costs, exclusive of employee severance and related benefits expense and stock-based compensation expense, which increased $1.5 million and $0.8 million, respectively. The increase in salaries and employee-related costs and stock-based compensation expense was due to an increase in promotions. The increase in salaries and employee-related costs was also due to merit increases. The increase in employee severance and related benefits expense was related to the Expense Reduction Plan.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product, technology, and development	$65,729	$51,063	$14,666	29%
Percentage of total revenue	16%	12%

Product, technology, and development expenses increased $14.7 million, or 29%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to a $10.4 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $4.7 million. The increase in salaries and employee-related costs and stock-based compensation expense was due primarily to a 9% increase in headcount to support our growth plans and product innovations as well as an increase in promotions. The increase in salaries and employee-related costs was also due to merit increases. The increase in product, technology, and development expenses for the nine months ended September 30, 2020 was also due in part to a $1.7 million increase in rent costs due to additional office space at 55 Cambridge Parkway, in Cambridge, Massachusetts. These increases were offset in part by a $0.8 million decrease in consulting and recruiting expenses and a decrease in other product, technology, and development expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic. The increase for the nine months ended September 30, 2020 is inclusive of product, technology, and development expenses associated with the integration and development of Autolist technology of $4.1 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$44,297	$36,622	$7,675	21%
Percentage of total revenue	11%	9%

General and administrative expenses increased $7.7 million, or 21%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to a $2.4 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $3.7 million. The increase in salaries and employee-related costs and stock-based compensation expense was due to the transfer of certain personnel between departments and an increase in promotions. The increase in salaries and employee-related costs was also due to merit increases. The increase in general and administrative expenses was also due in part to a $1.0 million increase in bad debt expense as a result of increasing our allowance for doubtful accounts as a result of the COVID-19 pandemic and $0.7 million increase in taxes. The increase for the nine months ended September 30, 2020 was offset in part by a decrease in various general and administrative expenses as a result of cost-savings efforts we implemented in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,529	$3,413	$1,116	33%
Percentage of total revenue	1%	1%

Depreciation and amortization expenses increased $1.1 million, or 33%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from Autolist and an increase in depreciation related to the leasehold improvements associated with additional office space leased at 55 Cambridge Parkway in Cambridge, Massachusetts.

Other Income, Net

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$1,053	$2,247	$(1,194)	(53)%
Other income, net	354	1,258	(904)	(72)
Total other income, net	$1,407	$3,505	$(2,098)	(60)%
Percentage of total revenue:
Interest income	0%	1%
Other income, net	0	0
Total other income, net	0%	1%

Total other income, net decreased $2.1 million, or 60%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The $1.2 million decrease in interest income was due primarily to lower investments in certificates of deposit during the nine months ended September 30, 2020 as all investments matured during the quarter. The $0.9 million decrease in other income, net was primarily due to a $0.8 million decrease in unrealized gain. In the nine months ended September 30, 2019, we had an unrealized gain associated with an intercompany receivable related to the acquisition of PistonHeads.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$13,312	$(4,783)	$18,095	NM
Percentage of total revenue	3%	(1)%

NM — Not Meaningful

The provision for income taxes recorded during the nine months ended September 30, 2020 compared to the benefit from income taxes recorded during the nine months ended September 30, 2019 was principally due to increased profitability year-over-year. Additionally, there was a $0.3 million tax benefit related to excess stock-based compensation deductions recorded during the nine months ended September 30, 2020, compared to $9.6 million recorded during the nine months ended September 30, 2019, partially offset by the benefit recognized as a result of the CARES Act.

Income (Loss) from Operations by Segment

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
United States	$82,061	$51,456	$30,605	59%
International	(17,766)	(30,769)	13,003	42
Total	$64,295	$20,687	$43,608	211%
Percentage of segment revenue:
United States	22%	13%
International	(75)%	(130)%

United States income from operations increased $30.6 million, or 59%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to decreases in operating expenses of $66.7 million related to cost savings efforts in connection with the COVID-19 pandemic, offset by decreases in revenue of $30.9 million and increases in cost of revenue of $5.2 million.

International loss from operations decreased $13.0 million, or 42%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due to decreases in operating expenses of $13.3 million due to ceasing of operations in certain markets and cost savings efforts in connection with the COVID-19 pandemic, offset in part by an increase in cost of revenue of $0.3 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At September 30, 2020 and December 31, 2019, our principal sources of liquidity were cash and cash equivalents of $245.9 million and $59.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $111.7 million at December 31, 2019. There were no investments in certificates of deposit at September 30, 2020.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$108,806	$49,551
Net cash provided by (used in) investing activities	84,859	(43,986)
Net cash used in financing activities	(7,741)	(11,348)
Impact of foreign currency on cash	171	(97)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$186,095	$(5,880)

Our operations have been financed primarily from operating activities and our initial public offering. We generated cash from operating activities of $108.8 million during the nine months ended September 30, 2020, and $49.6 million during the nine months ended September 30, 2019.

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

Operating Activities

Cash provided by operating activities of $108.8 million during the nine months ended September 30, 2020 was due primarily to net income of $52.4 million, adjusted for $34.4 million of stock-based compensation expense for equity classified awards, $14.8 million of deferred taxes, $8.8 million of depreciation and amortization, $8.6 million of amortization of deferred contract costs, and $1.7 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $7.1 decrease in prepaid expenses, prepaid income taxes, and other assets, $6.0 million decrease in accounts receivable, and a $2.2 million increase in other non-current liabilities. The increases in cash flow from operations were partially offset by a $19.7 million decrease in accounts payable, a $6.9 million increase in deferred contract costs, and a $0.5 million decrease in accrued expenses, accrued income taxes, and other current liabilities.

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

Investing Activities

Cash provided by investing activities of $84.9 million during the nine months ended September 30, 2020 was due to maturities of certificates of deposit of $111.7 million, offset in part by $21.1 million of cash paid for an acquisition, net of cash acquired, $3.0 million related to the capitalization of website development costs, and $2.7 million of purchases of property and equipment.

Cash used in investing activities of $44.0 million during the nine months ended September 30, 2019 was due to $134.8 million of investments in certificates of deposit, net of maturities of certificates of deposit of $122.8 million, $19.1 million of cash paid for acquisition, $10.8 million of purchases of property and equipment and $2.1 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $7.7 million during the nine months ended September 30, 2020 was due primarily to the payment of withholding taxes on net share settlements of restricted stock units of $8.7 million, partially offset by $1.0 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, other than leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

Significant estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include revenue recognition, allowance for doubtful accounts and sales allowances, variable consideration, the recoverability of long-lived assets, the valuation and recoverability of goodwill and intangible assets, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, and the recoverability of our net deferred tax assets and related valuation allowance. Accordingly, we consider these to be our critical accounting policies.

Although we regularly assess these estimates, actual results could differ materially from these estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recorded in the period in which they become known.

For a detailed explanation of the judgments made in these areas, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Interest Rate Risk

We did not have any long-term borrowings at September 30, 2020 or at December 31, 2019.

We had cash and cash equivalents of $245.9 million at September 30, 2020, which consisted of bank deposits and money market funds. We had cash, cash equivalents, and investments of $171.6 million at December 31, 2019, which consisted of bank deposits, money market funds, and certificates of deposit with maturity dates ranging from six to nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2020 and December 31, 2019, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

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

Risks Related to Our Business and Industry

Our business, financial condition and results of operations have been, and we expect them to continue to be, adversely affected by the ongoing novel coronavirus disease 2019, or COVID-19, outbreak.

In December 2019, a novel strain of coronavirus, now referred to as COVID-19, surfaced in Wuhan, China. The virus was declared a pandemic by the World Health Organization and has spread globally. This pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world.

Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March, we closed all of our offices (including our corporate headquarters) and began requiring our employees to work remotely until further notice, which has disrupted and may continue to disrupt how we operate our business. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states in the United States, implemented or mandated and continue to implement or mandate significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Many of these orders resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by the agencies that process the registration of automotive titles. While certain jurisdictions, including many within the United States, have implemented or are implementing policies with the goal of re-opening these markets, restrictions may be re-imposed in these markets due to increases in COVID-19 cases. In addition, these restrictions and concerns about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

While consumer demand has improved since the initial impact of the COVID-19 pandemic, the automotive industry is also facing inventory supply problems, especially for used vehicles. The industry has experienced, and may continue to experience, a decline in used-car inventory for a number of reasons attributable to the COVID-19 pandemic, including: (i) fewer trade-ins from diminished vehicle sales; (ii) lease extensions on vehicles that consumers would have otherwise returned to the dealership; and (iii) the closure of or restrictions on the operations of wholesale auctions limiting dealers’ ability to source stock and/or replenish inventory. Further, these auction closures and the limited supply of inventory has led to an increase in bids per vehicle and corresponding increases to wholesale auction prices. As the price of restocking inventory through wholesale auctions increases, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary Instant Market Values, or IMV, and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions at the conclusion of the committed term. It may also impede our ability to add new paying dealers or increase our fees with dealers if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites, which could contribute to a decline in the number of consumer visits to our site and/or the number of connections between consumers and dealers through our marketplaces. These inventory-related issues resulting from the COVID-19 pandemic may materially and adversely impact our business, financial condition and results of operations.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues, and on our business, financial condition and results of operations. Additionally, in response to the increasing cancelations and the drop in consumer demand at the beginning of the COVID-19 pandemic, we reduced our spending on brand advertising and traffic acquisition, which resulted in fewer consumers using our platform during the second quarter of 2020 and have since restored only a portion of that historical consumer spend, which in turn has, and may continue to, materially and adversely affect our business, financial condition and results of operations. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic, which may also materially and adversely affect our business.

Further, because of the significant financial challenges that dealerships have faced and continue to face as a result of the COVID-19 pandemic, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic. We proactively reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. As a result, the level of fees we received from paying dealers materially decreased during this period, resulting in a material decline in our revenue and a material adverse effect to our business, financial condition and results of operations. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions during such period, which materially and adversely affected our business, financial condition and results of operations. While we returned to normal contractual billings in all markets for the July 2020 service period, we have continued to, and may in the future, experience slowed paying dealer additions and as a result may decide to re-institute billings relief in the future as we continue assess the effects of the COVID-19 pandemic on our paying dealers and business operations. During the COVID-19 pandemic, we have also experienced, and may continue to experience, increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which have disrupted, and may continue to disrupt, our business and operations. For example, during the second quarter of 2020, we initiated a cost-savings initiative that included a reduction in our workforce of approximately 13%, restricted future hiring, and limited discretionary spend across our business, including by eliminating, reducing or pausing certain vendor relationships and ceasing certain international operations and expansion efforts. We also reduced consumer marketing across both algorithmic traffic acquisition and brand spend during the second and third quarters of 2020 in comparison to the second and third quarters of 2019 in an effort to reduce expenses and as a result of suppressed dealer inventory and resulting reduced demand for leads from dealers. Despite these measures, we may not achieve the costs savings or attract consumer visits at the levels we expect, which would adversely impact our cash flows and financial condition. These expense reduction activities, and any future cost savings actions that we may take, may yield unintended consequences and costs, such as loss of key employees, undesired attrition, and the risk that we may not achieve the anticipated cost savings at the levels we expect, any of which may have a material adverse effect on our results of operations and/or financial condition. If our cash flows fail to stabilize as a result of the effects from the COVID-19 pandemic or our revenues fail to increase, we may also decide that additional disruptive measures are necessary to reduce our operating expenses.

The global nature of the COVID-19 pandemic has also had, and will continue to have, a significant impact on our international businesses. The crisis has halted our growth in existing markets and our expansion into additional markets. In particular, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. Failure by us to succeed in these two markets, however, would materially and adversely affect our business and potential growth.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue in 2020. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the duration of the pandemic, and the length or severity of the travel and commerce restrictions imposed on federal and state levels, as well as by the governments of impacted countries. Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

Our primary source of revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplaces. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements. A dealer’s decision to cancel its subscription with us may be influenced by several factors, including national and regional dealership associations, national and local regulators, automotive manufacturers, consumer groups, and consolidated dealer groups. If any of these influential groups indicate that dealers should not enter into or maintain subscription agreements with us, this belief could become shared by dealers and we may lose a number of our paying dealers. If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), which has caused a material adverse impact on our revenues, and it is possible that additional dealers will cancel their subscriptions as they continue to experience the effects of the COVID-19 pandemic. If paying dealers do not receive the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute consumer connections or sales to our platform, they may terminate their subscriptions at the conclusion of the committed term. If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in CarGurus marketplaces for free; however, we impose certain limitations on such free listings, such as capping the number of leads that non-paying dealers in the U.S. may receive within a 30-day period, not displaying non-paying dealer identity and contact information, and prohibiting access to the paid features of our marketplaces. We continue to adapt our free listings product, Restricted Listings, in our CarGurus marketplaces and in the future, we may decide to impose additional restrictions on Restricted Listings or modify the services available to non-paying dealers. These changes to our Restricted Listings product may result in less inventory being displayed to consumers, which may impair our efforts to retain consumers, and cause non-paying dealers to receive fewer leads and connections, which may make it more difficult to convert such dealers to paying dealers. If dealers do not subscribe to our paid offerings at the rates we expect, our business and financial results would be materially and adversely affected.

If dealers or other advertisers reduce their advertising spending with us and we are unable to attract new advertisers, our business would be harmed.

A significant amount of our revenue is derived from advertising revenues generated primarily through advertising sales, including display advertising and audience targeting services, to dealers, auto manufacturers, and other auto-related brand advertisers. We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels. Our ability to attract and retain advertisers and to generate advertising revenue depends on a number of factors, including: our ability to increase the number of consumers using our marketplaces; our ability to compete effectively for advertising spending with other online automotive marketplaces; our ability to continue to develop our advertising products; our ability to keep pace with changes in technology and the practices and offerings of our competitors; and our ability to offer an attractive ROI to our advertisers for their advertising spend with us.

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplaces beyond a committed term. As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which has caused a material adverse impact on our revenues, and it is possible that advertising customers will continue to cancel or reduce their advertising with us as they continue to experience the effects of the COVID-19 pandemic. In addition, a reduction in consumer visits to our sites during the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising services as compared to alternative channels. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling vehicle search experience to consumers through our platform, the number of connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplaces could decline, which in turn could lead dealers to suspend listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the number of dealers using our marketplaces would likely materially and adversely affect our marketplaces and our business and financial results. As consumers increasingly use their mobile devices to access the internet and our marketplaces, our success depends, in part, on our ability to provide consumers with a robust and user-friendly experience through their mobile devices. We believe that our ability to provide a compelling vehicle search experience, both on desktop computers and through mobile devices, is subject to a number of factors, including: our ability to maintain attractive marketplaces for consumers and dealers, including on mobile platforms; our ability to continue to innovate and introduce products for our marketplaces on mobile platforms; our ability to launch new products that are effective and have a high degree of consumer engagement; our ability to display a wide variety of automobile inventory to attract more consumers to our websites; our ability to provide mobile applications that engage consumers; our ability to maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and our ability to access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We depend, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, if our efforts to improve our search engine optimization are unsuccessful, or if our competitors’ internet search engine optimization efforts are more successful than ours, our ability to attract a large consumer audience could diminish and our traffic could decline. In addition, internet search engine providers could provide dealer and pricing information directly in search results, align with our competitors, or choose to develop competing products. Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

Any inability by us to develop new products, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers. We anticipate that over time we may reach a point when investments in our current products are less productive and the growth of our revenue will require more focus on developing new products for consumers and dealers. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplaces and their related products and effectively incorporate new internet and mobile technologies into them. Our ability to engage in these activities may decline as a result of the impact of the COVID-19 pandemic and our cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and conducting other research and development activities. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may become dissatisfied and instead use our competitors’ websites and mobile applications. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplaces. For example, our success in each market is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The large amount of inventory and vehicle information available in our marketplaces is critical to the value we provide for consumers. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers using our marketplaces. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, increased fees we may be charged by data providers and the effects of the COVID-19 pandemic. Our marketplaces could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplaces may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable and less transparent shopping experience for consumers using our marketplaces and could negatively affect our business and operating results.

The failure to build, maintain and protect our brands would harm our ability to attract a large consumer audience and to expand the use of our marketplaces by consumers and dealers.

While we are focused on building our brand recognition, maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, as a result of suppressed dealer inventory and resulting reduced demand for leads by dealers since the onset of the COVID-19 pandemic, we reduced our brand spend and we may decide to continue to suppress our brand spend in the future depending on the continued impact of the COVID-19 pandemic. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

Complaints or negative publicity about our business practices, our management team and employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplaces and could adversely affect our brands. There can be no assurance that we will be able to maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results.

Portions of our platform enable consumers and dealers using our marketplaces to communicate with one another and other persons seeking information or advice on the internet. Claims of defamation or other injury could be made against us for content posted on our websites. In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our marketplaces could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brands.

Our past growth is not indicative of our future growth, and our ability to grow our revenue in the future is uncertain due to the impact of the COVID-19 pandemic.

Our revenue increased to $588.9 million for the year ended December 31, 2019 from $454.1 million for the year ended December 31, 2018, representing a 30% increase between such periods, and decreased to $399.9 million for the nine months ended September 30, 2020 from $430.8 million for the nine months ended September 30, 2019, representing a 7% decrease between such periods, primarily due to COVID-19-related effects. We expect further year-over-year revenue declines in 2020 as a result of the COVID-19 pandemic, and the continued impact of the COVID-19 pandemic also makes our future revenue beyond 2020 uncertain. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines further or fails to grow, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of the COVID-19 pandemic, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the credit markets, particularly as a result of the COVID-19 pandemic, may also have an adverse effect on our ability to obtain debt financing.

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

If we fail to grow effectively in our existing markets, our revenue, business, and financial results will be harmed.

While we ceased operations of our marketplaces in Germany, Italy and Spain and stopped development of emerging marketplaces, we continue to operate marketplaces in the United Kingdom and Canada, which are less familiar competitive environments and involve various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all. We expect, as we have in the past, to incur significant losses in the United Kingdom and Canada, and face various other challenges, such as obtaining and maintaining access to data, competition for consumers and dealers using our products, new and different competitors, monetizing dealers and other customers, other regulatory environments and laws, and different consumer behavior than we are familiar with. Our operation of several marketplaces requires significant resources and management attention. Furthermore, operations in international markets may not yield results similar to those we have achieved in the United States.

Our international operations involve risks that are different from, or in addition to, the risks we may experience as a result of our domestic operations.

In the United Kingdom and Canada, we were not the first market entrant, and our competitors may be more established or otherwise better positioned than we are to succeed. Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ websites and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplaces. Dealers may also be parties to agreements with other dealers and syndicates that prevent them from being able to access our marketplaces. Any of these barriers could impede our operations in international markets, which could affect our business and potential growth.

In addition to English, we have made portions of our marketplaces available in French and Spanish. We may have difficulty in modifying our technology and content for use in non-English-speaking market segments or gaining acceptance by users in non-English-speaking market segments. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures. Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including risks associated with: recruiting, managing and retaining qualified multilingual employees, including sales personnel; adapting our websites and mobile applications to conform to local consumer behavior; increased competition from local websites and mobile applications and potential preferences by local populations for local providers; compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws; providing solutions in different languages and for different cultures, which may require that we modify our solutions and features so they are culturally relevant in different countries; the enforceability of our intellectual property rights; credit risk and higher levels of payment fraud; compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the United Kingdom Bribery Act; currency exchange rate fluctuations; political and economic instability in some countries; adverse changes in trade relationships among foreign countries and/or between the United States and such countries; double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the United States or the foreign jurisdictions in which we operate; and higher costs of doing business internationally.

Dealer closures or consolidations could reduce demand for our products, which may decrease our revenue.

In the past, the number of United States dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns and we expect this has occurred and will continue to occur as a result of the COVID-19 pandemic. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. If dealership closures and consolidations occur in the future, our business, financial position and results of operations could be materially and adversely affected.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be materially and adversely affected.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them, and we may become less competitive in attracting and retaining employees as a result of our recent expense reduction efforts due to the COVID-19 pandemic. In addition, the loss of any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We may be subject to disputes regarding the accuracy of Instant Market Values, Deal Ratings, Dealer Ratings, New Car Price Guidance and other features of our marketplaces.

We provide consumers using our CarGurus marketplaces with our proprietary IMV, Deal Ratings, and Dealer Ratings, as well as other features to help them evaluate vehicle listings, including price guidance for new car listings, or New Car Price Guidance. Our valuation models depend on the inventory listed on our sites as well as public information regarding automotive sales. If the inventory on our site declines significantly, or if the number of automotive sales declines significantly or used car sales prices become volatile, whether as a result of the COVID-19 pandemic or otherwise, our valuation models many not perform as expected. Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Guidance, or other features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, regulators, consumers, dealers and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating or New Car Price Guidance. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ use of our marketplaces and could result in legal disputes.

We are subject to a complex framework of federal, state, and foreign laws and regulations, many of which are unsettled, still developing and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to United States federal, state and local laws and regulations, and to foreign laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions, the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and dealers in class action or other civil litigation, or orders or settlements requiring us to make adjustments to our marketplaces and related products and services.

Local Motor Vehicle Sales, Advertising and Brokering, and Consumer Protection Laws

The advertising and sale of new and used motor vehicles is highly regulated by the jurisdictions in which we do business. Although we do not sell motor vehicles, and although we believe that vehicle listings on our sites are not themselves advertisements, regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. These advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from jurisdiction to jurisdiction, sometimes imposing inconsistent requirements with respect to new or used motor vehicles. If our marketplaces and related products are determined to not comply with relevant regulatory requirements, we or dealers could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class actions or other civil litigation, as well as orders interfering with our ability to continue providing our marketplaces and related products and services in certain jurisdictions. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of paying dealers, which would affect our future growth.

If regulators or other third parties take the position that our marketplaces or related products violate applicable brokering, bird-dog, consumer protection, consumer finance or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our marketplaces and related products in certain jurisdictions, or could require us to make adjustments to our marketplaces and related products or the manner in which we derive revenue from dealers using our platform, any or all of which could result in substantial adverse publicity, termination of subscriptions by dealers, decreased revenues, distraction for our employees, increased expenses, and decreased profitability.

Federal Laws and Regulations

The United States Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.

Our platforms enable us, dealers, and users to send and receive text messages and other mobile phone communications. The Telephone Consumer Protection Act, or the TCPA, as interpreted and implemented by the Federal Communications Commission, or the FCC, and federal and state courts, impose significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations, and compliance may involve fact-specific analyses.

Any failure by us, or the third parties on which we rely, to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to applicable laws or their interpretations that further restricts the way consumers and dealers interact through our platforms, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

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

Other

Claims could be made against us under both United States and foreign laws, including claims for defamation, libel, invasion of privacy, false advertising, intellectual property infringement, or claims based on other theories related to the nature and content of the materials disseminated by our marketplaces and on portions of our websites. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information transmitted in our marketplaces, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. We are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, competition, and other matters. The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of subscribing dealers, lost revenues, increased expenses, and decreased profitability. Further, investigations by governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplaces, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplaces and related products and services.

Our business is subject to risks related to the larger automotive industry ecosystem, including consumer demand, global supply chain challenges, trade relations between the United States and other countries and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and we expect that we have entered such a period as a result of the COVID-19 pandemic. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including: the effects of the COVID-19 pandemic, the cost of energy and gasoline; the availability and cost of credit; rising interest rates; reductions in business and consumer confidence; stock market volatility; and increased unemployment.

Further, in recent years the market for motor vehicles has experienced rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks, and other fundamental changes in transportation including those arising as a result of the COVID-19 pandemic could impact consumer demand for the purchase of automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect dealers and car manufacturers and lead to a reduction in other spending by these groups, including targeted incentive programs.

In addition, our business may be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

The consequences we may face from the exit of the United Kingdom from the European Union could have a material adverse effect on our business, revenue, results of operations, and financial condition.

The United Kingdom’s exit from the European Union, or the EU, commonly referred to as “Brexit”, could adversely affect European and global economic or market conditions, contribute to instability in global financial markets, create uncertainty in the wider commercial, legal, and regulatory environment, and cause disruptions to our business and operations in the United Kingdom and between our corporate entities, including with respect to our employees, customers, suppliers, and consumers in the United Kingdom. As a result of this economic uncertainty, our dealer customers in particular may be unwilling to subscribe to our websites or renew or increase their existing subscriptions, as applicable. We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Brexit has created economic uncertainty and its consequences could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Making decisions that we believe are in the best interests of our marketplaces may cause us to forgo short-term gains in pursuit of potential but uncertain long-term growth.

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplaces, even if such decisions negatively impact our results of operations in the short term. For example, we recently provided paying dealers with reduced marketplace subscriptions for the April, May and June 2020 service periods in an effort to help our paying dealers maintain their business health during the COVID-19 pandemic. However, such strategies may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

A significant disruption in service on our websites or mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brands, operating results, and financial condition.

Our brands, reputation, and ability to attract consumers, dealers, and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We have experienced, and we may in the future experience, interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, ransomware, or physical or electronic break-ins, could affect the security or availability of our marketplaces on our websites and mobile applications, and prevent or inhibit the ability of dealers and consumers to access our marketplaces. For example, past disruptions have impacted our ability to activate customer accounts and manage our billing activities in a timely manner. Such interruptions could also result in third parties accessing our confidential and proprietary information, including our intellectual property. Problems with the reliability or security of our systems could harm our reputation, harm our ability to protect our confidential and proprietary information, result in a loss of consumers and dealers, and result in additional costs.

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the United States near Boston, Massachusetts, and internationally near London, England. Although we have two locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems may cause us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers. We are planning a migration of our European data center to a different provider. We do not maintain redundant systems or facilities for some of the services hosted in our current environment.  In the event the migration results in disruption to one or more of these systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Problems faced by our third-party web hosting providers could adversely affect the experience consumers have while using our marketplaces. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers whose services they use, which may be exacerbated as a result of the COVID-19 pandemic, may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our marketplaces as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition. Although we carry insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

We collect, process, store, transfer, share, disclose, and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brands and harm our business and operating results.

Some functions of our marketplaces involve the storage and transmission of consumers’ information, such as IP addresses, contact information of users who connect with dealers and profile information of users who create accounts on our marketplaces, as well as dealers’ information. We also process and store personal and confidential information of our vendors, partners, and employees. Some of this information may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs. For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and other personal information. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. Like all information systems and technology, our websites, mobile applications, and information systems are subject to computer viruses, break-ins, phishing attacks, attempts to overload the systems with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, and use of personal or other confidential information. If we experience compromises to our security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers, customers, advertisers, partners, vendors, and employees may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, dealers may stop or decrease their subscriptions with us, and advertisers may decrease or stop advertising on our websites.

Further, outside parties have attempted and will continue to attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’, dealers’, advertisers’, and employees’ information. As cyber-attacks increase in frequency and sophistication, our cyber-security and business continuity plans may not be effective in anticipating, preventing and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could adversely affect our brand reputation, negatively impact our ability to attract new consumers and increase engagement by existing consumers, cause existing consumers to curtail or stop use of our marketplaces or close their accounts, cause existing dealers and advertisers to cancel their contracts, cause employees to terminate their employment, cause employment candidates to be unwilling to pursue employment opportunities or accept employment offers, and or subject us to governmental or third-party lawsuits, investigations, regulatory fines, or other actions or liability, thereby harming our business, results of operations, and financial condition.

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

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, including the General Data Protection Regulation in the EU, or the GDPR, which went into effect on May 25, 2018, and the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The GDPR and CCPA in particular have already required, and may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR or CCPA requirements.

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

Our ability to attract consumers to our own websites and for our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions imposed by advertising partners, web browsers or other software, and developments in laws, regulations and industry standards.

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation including GDPR and CCPA; privacy restrictions imposed by web browser developers, advertising partners or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations and industry standards.

Each of these developments could materially impact our ability to collect consumer data and deliver relevant internet advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business results could be materially impacted.

We have been, and may again be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We have been and expect in the future to be subject to claims and litigation alleging that we infringe others’ intellectual property rights, including the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may also learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. In addition, we could be subject to lawsuits where consumers and dealers posting content on our websites disseminate materials that infringe the intellectual property rights of third parties.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or payment of substantial damages. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to stop offering some features or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to modify our marketplaces and features while we develop non-infringing substitutes, which could require significant effort and expense and may ultimately not be successful.

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional product, technology, and development resources to change our platforms or services, any of which would have a negative effect on our business and operating results.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks, or trademarks that incorporate variations of our trademarks. While we have registered the CARGURUS and CG logos in the U.S. Canada, the EU and the United Kingdom, as well as the word-mark CARGURUS in the U.S., Canada, the United Kingdom and, for a subset of services, Ireland, we were not able to register the word-mark CARGURUS in the EU as the mark was deemed to be non-distinctive, and thus not registerable.

We currently hold the “CarGurus.com” internet domain name and various other related domain names relating to our brands. The regulation of domain names is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the names of our brands. In addition, third parties have created and may in the future create copycat or squatter domains to deceive consumers, which could harm our brands, interfere with our ability to register domain names, and result in additional costs.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website scraping, robots, or other means and aggregate this data with data from other sources. In addition, copycat websites may misappropriate data in our marketplaces and attempt to imitate our brands or the functionality of our websites. If we become aware of such activities, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect and remedy all such activities in a timely manner. In some cases, our available remedies may not be adequate to protect us against the impact of such operations. Regardless of whether we can successfully enforce our rights against these third parties, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, and financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brands and business could be harmed.

Seasonality and other factors may cause fluctuations in our operating results and our marketing spend.

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. As consumer automotive purchases slow in the fourth quarter, our rate of marketing spend typically also slows. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. In addition, reduction of our marketing spend in response to COVID-19-related expense management and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. For example, a larger portion of our advertising may run during peak holiday seasonality for retail advertisers, inflating our media costs. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced.

Failure to deal effectively with fraud or other illegal activity could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

Based on the nature of our business we are exposed to potential fraudulent and illegal activity in our marketplaces, including: listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; receipt of fraudulent leads that we may send to our dealers; and deceptive practices in our peer-to-peer marketplace. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity. Further, the measures that we use to detect and limit the occurrence of fraudulent and illegal activity must be dynamic, as technologies and ways to commit fraud and illegal activity are continually evolving. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chief Executive Officer and Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has the ability to control the management and major strategic investments of our company as a result of his positions as our Chief Executive Officer and Chairman, and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such terms are defined in our amended and restated certificate of incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our founder and certain of his affiliates hold a substantial number of the outstanding shares of our Class B common stock and therefore hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future.

Transfers by holders of Class B common stock will generally result in those shares converting into Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock into Class A common stock has had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain such shares. If, for example, Mr. Steinert retains a significant portion of his holdings of Class B common stock, he could continue to control a majority of the combined voting power of our outstanding capital stock.

The trading price of our Class A common stock has been and may continue to be volatile and the value of our stockholders’ investment in our stock could decline.

The trading price of our Class A common stock has been and may continue to be volatile and fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following: changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; sales of shares of our Class A common stock by us or our stockholders; adverse changes to recommendations regarding our stock by securities analysts that cover us; failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of new products; the public’s reaction to our issuances of earnings guidance or other public announcements and filing; real or perceived inaccuracies in our key metrics; actions of an activist stockholder; actual or anticipated changes in our operating results or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally; litigation involving us or investigations by regulators into our operations or those of our competitors; developments or disputes concerning our proprietary rights; announced or completed acquisitions of businesses or technologies by us or our competitors; new laws or regulations or new interpretations of existing laws or regulations applicable to our business; changes in accounting standards, policies, or guidelines; any significant change in our management; changes in the automobile industry; and general economic conditions, including as related to the COVID-19 pandemic.

Our status as a “controlled company” could make our Class A common stock less attractive to some investors or otherwise harm the trading price of our Class A common stock.

More than 50% of our voting power is held by Mr. Steinert. As a result, we are a “controlled company” under the corporate governance rules for Nasdaq-listed companies. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements. We rely and have relied on certain or all of these exemptions. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

General Risk Factors

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, and car-buying services designed to help consumers shop for cars and to enable dealers to reach these consumers. Our competitors include online automotive marketplaces and websites, internet search engines, digital marketing providers, peer to peer marketplaces, sites operated by automobile dealers, and online dealerships. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail industry with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to expand the number of dealers using our marketplaces or could offer discounts that could significantly impede our ability to maintain our pricing structure. Our competitors may also develop and market new technologies that render our existing or future platforms and associated products less competitive, unmarketable, or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours, or if our web traffic declines, we may need to decrease our subscription and advertising fees. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be negatively affected.

Our existing and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to offer more competitive pricing and the ability to devote greater resources to the development, promotion, and support of their marketplaces, products, and services. They may also have more extensive automotive industry relationships than we have, longer operating histories, and greater name recognition. In addition, these competitors may be able to respond more quickly with technological advances and to undertake more extensive marketing or promotional campaigns than we can. To the extent that any competitor has existing relationships with dealers or auto manufacturers for marketing or data analytics solutions, those dealers and auto manufacturers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplaces and related products and services could substantially decline.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including, among others, our payment processor, our data center hosts, our information technology providers and our data providers for inventory and vehicle information. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, whether as a result of the COVID-19 pandemic or otherwise, we could suffer increased costs and we may be unable to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse to us in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and required remediation in a timely fashion. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the effects of the COVID-19 pandemic. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in applicable tax laws, regulations and interpretations, as well as challenges to our tax positions.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows.

We are also regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service with respect to our 2016, 2017 and 2018 federal employment taxes and our 2017 corporate income taxes as well as by New York State for our 2014 – 2020 sales and use taxes. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1	Third Amendment to Lease, dated as of July 1, 2020, between 55 Cambridge Parkway, LLC and the Registrant.					X

10.2	First Amendment to Lease, dated as of October 27, 2015, between BCSP Cambridge Two Property, LLC and the Registrant.					X

10.3	Second Amendment to Lease, dated as of September 28, 2020, between Two Canal Park Massachusetts, LLC, as successor-in-interest to BCSP Cambridge Two Property, LLC, and the Registrant.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: November 5, 2020	By:	/s/ Langley Steinert
Langley Steinert
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Financial Officer and President, International (Principal Financial Officer and Principal Accounting Officer)