Form 10-Q
period 2021-03-31
CarGurus, Inc.
filed 2021-05-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 98,925,105 shares of Class A common stock, $0.001 par value per share, and 18,146,903 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•

our expectations regarding future share issuances and the exercise of put and call rights in connection with our acquisition of a majority interest in CarOffer, LLC, as well as the associated valuation of redeemable noncontrolling interests;

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

•

our ability to overcome challenges facing the automotive industry ecosystem, including inventory supply problems, global supply chain challenges, the global semiconductor chip shortage, changes to trade policies and other macroeconomic issues;

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

•	our outlook for our Restricted Listings product;
•	our expectations regarding future fee reductions for customers; and
•	the impacts of the COVID-19 pandemic.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At March 31, 2021	At December 31, 2020
Assets
Current assets
Cash and cash equivalents	$140,668	$190,299
Investments	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $636 and $616, respectively	36,364	18,235
Prepaid expenses, prepaid income taxes and other current assets	17,170	12,385
Deferred contract costs	11,085	10,807
Restricted cash	6,489	250
Total current assets	311,776	331,976
Property and equipment, net	29,816	27,483
Intangible assets, net	108,165	10,862
Goodwill	157,152	29,129
Operating lease right-of-use assets	70,087	60,835
Restricted cash	10,377	10,377
Deferred tax assets	19,728	19,774
Deferred contract costs, net of current portion	9,134	9,189
Other non-current assets	3,158	2,673
Total assets	$719,393	$502,298
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$36,293	$21,563
Accrued expenses, accrued income taxes and other current liabilities	22,847	24,751
Deferred revenue	11,986	9,137
Operating lease liabilities	10,599	11,085
Total current liabilities	81,725	66,536
Operating lease liabilities	68,280	58,810
Deferred tax liabilities	294	291
Other non–current liabilities	5,218	3,075
Total liabilities	155,517	128,712
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	55,221	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 98,759,576 and 94,310,309 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	99	94
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 18,146,903 and 19,076,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18	19
Additional paid-in capital	355,968	242,181
Retained earnings	151,773	129,412
Accumulated other comprehensive income	797	1,880
Total stockholders’ equity	508,655	373,586
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$719,393	$502,298

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$171,368	$157,689
Cost of revenue(1)	24,058	11,610
Gross profit	147,310	146,079
Operating expenses:
Sales and marketing	68,174	93,595
Product, technology, and development	25,164	23,084
General and administrative	20,514	15,860
Depreciation and amortization	7,667	1,521
Total operating expenses	121,519	134,060
Income from operations	25,791	12,019
Other income, net	222	728
Income before income taxes	26,013	12,747
Provision for income taxes	6,462	51
Consolidated net income	19,551	12,696
Net loss attributable to redeemable noncontrolling interest	(2,810)	—
Net income attributable to common stockholders	$22,361	$12,696
Net income per share attributable to common stockholders: (Note 11)
Basic	$0.19	$0.11
Diluted	$0.19	$0.11
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	116,316,464	112,355,093
Diluted	117,249,365	113,489,992

(1)	Includes depreciation and amortization expense for the three months ended March 31, 2021 and 2020 of $999 and $1,469, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$19,551	$12,696
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,083)	(493)
Consolidated comprehensive income	18,468	12,203
Less comprehensive loss attributable to redeemable noncontrolling interests	(2,810)	—
Comprehensive income attributable to common stockholders	$21,278	$12,203

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net income (loss)	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance at March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655

Balance at December 31, 2019	$—	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	256,855
Net income	—	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	—	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	—	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	—	335,741	—	(335,741)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	$—	92,517,427	$93	19,978,903	$20	$214,143	$64,555	$(843)	$277,968

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Consolidated net income	$19,551	$12,696
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,666	2,990
Currency gain on foreign denominated transactions	(51)	(102)
Deferred taxes	60	5,464
Provision for doubtful accounts	379	1,202
Stock-based compensation expense	14,360	11,606
Amortization of deferred contract costs	3,195	2,836
Changes in operating assets and liabilities:
Accounts receivable, net	(2,423)	5,401
Prepaid expenses, prepaid income taxes, and other assets	(2,217)	(11,047)
Deferred contract costs	(3,494)	(3,296)
Accounts payable	4,876	(7,437)
Accrued expenses, accrued income taxes, and other liabilities	(1,632)	(4,513)
Deferred revenue	2,857	(4,938)
Lease obligations	(265)	(721)
Net cash provided by operating activities	43,862	10,141
Investing Activities
Purchases of property and equipment	(1,227)	(1,214)
Capitalization of website development costs	(966)	(666)
Cash paid for acquisitions, net of cash acquired	(65,899)	(21,004)
Maturities of certificates of deposit	—	30,411
Net cash (used in) provided by investing activities	(68,092)	7,527
Financing Activities
Proceeds from exercise of stock options	258	514
Payment of finance lease obligations	(10)	(9)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(5,041)	(3,397)
Repayment of line of credit	(14,250)	—
Net cash used in financing activities	(19,043)	(2,892)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(119)	(28)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43,392)	14,748
Cash, cash equivalents, and restricted cash at beginning of period	200,926	70,723
Cash, cash equivalents, and restricted cash at end of period	$157,534	$85,471
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79	$20
Unpaid purchases of property and equipment	$1,086	$967
Capitalized stock-based compensation expense in website development and internal-use software costs	$569	$248
Cash paid for operating lease liabilities	$4,065	$4,024
Obtaining a right-of-use asset in exchange for a finance lease liability	$664	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$12,336	$—
Issuance of stock for acquisition	$103,645	$—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”), is a global, online automotive marketplace connecting buyers and sellers of new and used cars. Using proprietary technology, search algorithms, and innovative data analytics, the Company believes it is building the world’s most trusted and transparent automotive marketplace creating a differentiated automotive search experience for consumers. The Company’s trusted marketplace empowers consumers with unbiased third-party validation on pricing and dealer reputation, as well as other information that aids them in finding “Great Deals from Top-Rated Dealers.”

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015.

The Company operates principally in the United States. In the United States, it also operates the Autolist online marketplace, which it wholly owns, and the CarOffer, LLC (“CarOffer”) digital wholesale marketplace, in which it has a 51% interest, as independent brands. In addition to the United States, the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, it also operates the PistonHeads online marketplace, which it wholly owns, as an independent brand. The Company also operated online marketplaces in Germany, Italy, and Spain until it ceased the operations of each of these marketplaces in the second quarter of 2020.

The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, it has two reportable segments, United States and International. See Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and December 31, 2020, results of operations, comprehensive income, changes in shareholders’ equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021 (the “Annual Report”).

In the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, the Company presented other non-current liabilities with accrued expenses, accrued income taxes and other current liabilities to conform to the current year presentation as it did not meet the disclosure threshold.

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

Significant estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the valuation of a redeemable noncontrolling interest, the valuation of equity and liability-classified compensation awards under ASC 718, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, the valuation and recoverability of goodwill and intangible assets and other long-lived assets, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Accordingly, the Company considers these to be its critical accounting policies, and believes that of the Company’s significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

For the three months ended March 31, 2021 and 2020, no individual customer accounted for more than 10% of total revenue.

As of March 31, 2021, one vendor of CarOffer accounted for approximately 49% of net accounts receivable. This receivable is attributable to a third-party vendor that manages customer payments on CarOffer's behalf. As of December 31, 2020, one customer accounted for approximately 10% of net accounts receivable.

Included in net accounts receivable at March 31, 2021 and December 31, 2020, are $7,035 and $7,426, respectively, of unbilled accounts receivable relating primarily to advertising customers billed in a period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed, other than those impacted by the acquisition of a 51% interest in CarOffer and recently issued equity awards, as described below.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021, the Company became a party with the noncontrolling equity holders of CarOffer to the CarOffer Operating Agreement (as defined in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), which, among other matters, sets forth certain put and call rights described in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. The CarOffer Operating Agreement provides the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which is based on a multiple of earnings. As the purchase is contingently redeemable at the option of the noncontrolling equity holders, the Company classifies the carrying amount of the redeemable noncontrolling interests in the mezzanine section on the Unaudited Condensed Consolidated Balance Sheet, which is presented above the equity section and below the liabilities section. As of the acquisition date the noncontrolling interest was recognized at fair value computed using the Least Square Monte Carlo Simulation approach. Significant inputs to the model include market price of risk, volatility, correlation and risk-free rate.

Subsequent to the Company’s acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net losses attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the purchase price are recorded through retained earnings in the Unaudited Condensed Consolidated Balance Sheet.

Revenue Recognition – Other Revenue

The Company generates other revenue primarily from revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto-related brand advertisers and revenue from partnerships with financing services companies. CarOffer revenue is comprised entirely of wholesale revenue.

Wholesale revenue includes transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers, where CarOffer collects fees from both the buyer and seller. CarOffer may also fulfill buy orders from dealers through the acquisition of vehicles at other marketplaces – in these instances, CarOffer collects a transaction fee from the buyer.  CarOffer also charges the buyer fees to perform inspection and transportation services for all wholesale transactions.

For wholesale transactions, CarOffer generally does not control the vehicle and therefore acts as an agent in the transaction. Revenue earned from the fees for facilitating these wholesale transactions is recognized at a point in time when the vehicle is sold and revenue is recognized on a net basis.

For vehicles acquired to fulfill buy orders at other marketplaces, CarOffer recognizes the vehicles on its balance sheet in inventory for the short period of time it possesses the vehicle title and the fees received for the vehicle are typically recognized on a net basis. In limited circumstances, typically during an arbitration process, CarOffer acquires vehicles in transactions for which it is deemed to control the vehicle and therefore is deemed to be the principal. In these situations, the inventory is recorded on the balance sheet and valued at the lower of cost or net realizable value. The Company records inventory within prepaid expenses, prepaid income taxes and other current assets within the Unaudited Condensed Consolidated Balance Sheets.

CarOffer is deemed to control both inspection and transportation services, as it is primarily responsible for fulfillment and therefore acts as a principal. CarOffer leverages a network of third-party inspection service providers and transportation carriers. Revenue from fees for inspection services is recognized at the point in time when the inspection is performed and revenue from fees for transportation services is recognized over time as delivery is completed. Unearned revenue related to unsatisfied performance obligations is recorded as deferred revenue.

Stock‑Based Compensation

For stock‑based awards granted under the Company’s stock‑based compensation plans, the fair value of each award is determined on the date of grant.

For restricted stock units (“RSUs”) granted subject to service-based vesting conditions, the fair value is determined based on the closing price of the Company’s Class A common stock, par value $0.001 per share (the “Class A common stock”), as reported on the Nasdaq Global Select Market on the date of grant. RSUs granted subject to service-based vesting conditions generally vest over a four-year requisite service period.

For RSUs granted subject to market-based vesting conditions, the fair value is determined using the Monte Carlo simulation lattice model. The determination of the fair value using this model is affected by the Company’s stock price performance relative to the companies listed on the S&P 500 as of December 31, 2020 and a number of assumptions including volatility, correlation coefficient, risk-free interest rate and expected dividends. RSUs granted subject to market-based vesting conditions vest upon achievement of specified levels of market conditions.

For stock options granted, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by the Company’s stock price and a number of assumptions including volatility, term, risk-free interest rate and dividend yield. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

In connection with the Company’s acquisition of a 51% interest in CarOffer, the unvested incentive units (“CO Incentive Units”) of CarOffer remained outstanding and will vest over the requisite service period. CO Incentive Units are liability-classified awards because the awards can be put to the Company at a formula price such that the holders do not bear the risks and rewards associated with equity ownership. For liability-classified awards, the fair value is determined on the date of issuance using a Least Square Monte Carlo simulation model. The determination of the fair value is affected by CarOffer’s equity value, EBITDA and revenue forecasts that drive the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. Liability-classified awards are remeasured to fair value each period until settlement.

Grants are subject to the CarOffer 2020 Equity Incentive Plan, adopted effective November 24, 2020 (the “2020 CO Plan”), the applicable award agreement, and the CarOffer Operating Agreement. Following the Company’s acquisition of the 51% interest in CarOffer on January 14, 2021, remaining unvested incentive interests will vest over a period of three (3) years, one third each on the first, second, and third anniversaries of January 14, 2021, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable vesting date. Under the terms of the grants, vesting of unvested incentive interests is accelerated in the event of (i) a change of control of CarOffer (which, for the avoidance of doubt, does not include the Company’s acquisition of the 51% interest on January 14, 2021), (ii) the death or disability of the grantee, (iii) termination of the grantee’s employment with CarOffer without cause, or (iv) termination of grantee’s employment by the grantee for good reason. Upon termination of a grantee’s continuous service to CarOffer voluntarily by the grantee (other than for good reason) or by CarOffer for cause, all of such grantee’s unvested incentive interests are forfeited. In addition, if a grantee’s continuous service terminates then CarOffer has the option to repurchase any outstanding incentive interests from the grantee.

The Company issues shares for RSUs and stock option exercises out of its shares available for issuance. The Company issues CO Incentive Units out of CarOffer’s units available for issuance. The Company accounts for forfeitures when they occur.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation are recorded to tax expense. Excess tax benefits recognized on stock‑based compensation expense are classified as an operating activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2021. The adoption did not have an impact on the Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2021, there are no new accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

Revenue Recognition

The following table summarizes revenue from contracts with customers by geographical region and by revenue source for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
United States
Marketplace subscription revenue	$132,028	$133,024
Other revenue	30,983	14,982
Total	163,011	148,006
International
Marketplace subscription revenue	7,537	8,842
Other revenue	820	841
Total	8,357	9,683
Total Revenue
Marketplace subscription revenue	139,565	141,866
Other revenue	31,803	15,823
Total	$171,368	$157,689

The Company provides disaggregation of revenue based on the marketplace subscription versus other revenue classification and based on geographic region in the table above as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2021 was approximately $21.1 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2021. For performance obligations not satisfied as of March 31, 2021, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2021.

Revenue recognized during the three months ended March 31, 2021 and 2020, from amounts included in deferred revenue at the beginning of the period, was approximately $9,137 and $9,984, respectively.

In response to the COVID-19 pandemic, the Company reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. The Company also waived subscription fees for paying dealers in the United Kingdom for the December 2020 and February 2021 service periods. These fee reductions are included in the Company’s variable consideration assessment. The fee reductions had an immaterial impact on the Company’s revenues for the three months ended March 31, 2021 and 2020.

4. Acquisitions

On January 14, 2021, the Company acquired a 51% interest in CarOffer, which provides an automated instant vehicle trade platform and is based in Addison, Texas, pursuant to the terms of a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of December 9, 2020 (the “Agreement Date”), as amended, by and among the Company, CarOffer, CarOffer Investors Holding, LLC, a Delaware limited liability company (“TopCo”), each of the Members of TopCo (the “Members”), and Bruce T. Thompson, an individual residing in Texas (the “Members’ Representative”). This acquisition (the “CarOffer Acquisition”) is intended to add wholesale vehicle purchasing and selling capabilities to CarGurus’ portfolio of dealer offerings and create a complete and efficient digital solution for dealers to sell and acquire vehicles at both retail and wholesale.

Upon consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company acquired a 51% interest in CarOffer for an aggregate consideration of $174,400 (the “Total Consideration”), such Total Consideration consisting of (a) shares of Class A common stock in the aggregate amount of $103,645 (the “Stock Consideration”) and (b) $70,755 in cash (the “Cash Consideration”). The number of shares of Class A common stock issued following the Closing in connection with the Stock Consideration was 3,115,282, which was calculated by reference to a value of $22.51 per share, which equals the volume-weighted average closing price per share of Class A common stock on the Nasdaq Stock Market for the 28 consecutive trading days ending on the third Business Day (as defined in the Purchase Agreement) preceding the Agreement Date. Pursuant to the Purchase Agreement, the remaining equity in CarOffer (the “Remaining Equity”) is being retained by the then-current equity holders of CarOffer and subject to certain call and put arrangements discussed below.

Pursuant to the Purchase Agreement, the Company established a retention pool in an aggregate amount of $8,000 in the form of RSUs to be issued pursuant to the Company’s standard form of RSU agreement under the 2017 Plan, (i) $6,000 of which was granted to certain CarOffer employees following the Closing in accordance with the terms of the Purchase Agreement and (ii) $2,000 of which is available for issuance to future CarOffer employees in accordance with the terms of the Purchase Agreement. RSUs issued from the retention pool will be subject to vesting based on rendering of future services.

As of March 31, 2021, the Company incurred total acquisition-related costs of $2,582 related to the CarOffer Acquisition, of which $644 was incurred during the three months ended March 31, 2021 and recorded as general and administrative operating expense within the Unaudited Condensed Consolidated Income Statements. Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of legal, professional and consulting expenses.

The following table presents the total consideration transferred.

Consideration Transferred
Cash paid, net of cash acquired	$65,899
Cash acquired	5,237
Net working capital adjustment - receivable	(381)
Cash consideration	70,755
Stock consideration	103,645
Total consideration transferred	$174,400

The CarOffer Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total consideration is allocated to the acquired assets and assumed liabilities. The Company’s 51% interest in CarOffer represents a controlling financial interest in the entity as the minority interest holders only have protective rights such that CarOffer is consolidated as of the acquisition date. The following table presents the preliminary purchase price allocation recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet as of the acquisition date, which is subject to finalization for estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to tangible assets, intangible assets and tax-related items, and the related tax effects of any changes made:

Estimated Fair Value at Date of Acquisition
Cash and cash equivalents	$5,237
Accounts receivable	16,119
Prepaid expenses, prepaid income taxes and other current assets	2,433
Property and equipment, net	198
Intangible assets (1)	104,100
Goodwill (2)	128,745
Operating lease right-of-use assets	709
Accounts payable	(8,888)
Accrued expenses, accrued income taxes, and other current liabilities	(15,513)
Operating lease liabilities - current	(230)
Operating lease liabilities - non-current	(479)
Redeemable noncontrolling interest (3)	(58,031)
Total consideration transferred	$174,400

(1)

Identifiable definite-lived intangible assets were comprised of developed technology, brand, and customer relationships of $63,000, $23,100, and $18,000, respectively, with estimated useful lives of 3 years, 11 years, and 3 years, respectively, which will be amortized on a straight-line basis over their estimated useful lives. The fair value of the developed technology has been estimated using the multi-period excess earnings method which is a variation of the income approach. The fair value of the brand and customer relationships has been estimated using the relief from royalty method and the with/without approach, respectively.

(2)

Goodwill represents the excess value of the purchase price over net assets acquired, primarily attributable to adding wholesale vehicle acquisition and selling capabilities to CarGurus’ portfolio of dealer offerings. All goodwill is assigned to the United States reporting segment. For tax purposes, $26,250 of the goodwill is estimated to be deductible under IRC Section 197 and will be concluded upon finalization of the working capital analysis and transaction cost study.

(3)

The fair value of the redeemable noncontrolling interest has been estimated using the Least Square Monte Carlo Simulation approach. Significant inputs include market price of risk, volatility, correlation and risk-free rate.

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

In the second half of 2022, the Company will have a call right (the “2022 Call Right”), exercisable in its sole discretion, to acquire a portion of the Remaining Equity representing up to twenty-five percent (25%) of the fully diluted capitalization of CarOffer (such acquired Remaining Equity, the “2022 Acquired Remaining Equity”) at an implied CarOffer value (the “2022 Call Right Value”) of seven (7) times CarOffer’s trailing twelve months gross profit as of June 30, 2022 (calculated in accordance with the defined terms and subject to the adjustments set forth in the CarOffer Operating Agreement). If the 2022 Call Right is exercised by the Company, the 2022 Acquired Remaining Equity will be purchased ratably across all of the holders of CarOffer equity securities other than the Company. The consideration to be paid by the Company in connection with the exercise of the 2022 Call Right will be in the form of cash and/or shares of Class A common stock, as determined by the Company in its sole discretion.

In the second half of 2024, (a) the Company will have a call right (the “2024 Call Right”), exercisable in its sole discretion, to acquire all, and not less than all, of the Remaining Equity that it has not acquired pursuant to the 2022 Call Right and the Closing, at the greater of (i) (x) one hundred million dollars ($100,000,000), and (y) the 2022 Call Right Value, whichever is less, and (ii) an implied CarOffer value of twelve (12) times CarOffer’s trailing twelve months EBITDA as of June 30, 2024 (in each case calculated in accordance with the defined terms and subject to the adjustments set forth in the CarOffer Operating Agreement), and (b) the representative of the holders of the Remaining Equity will have a put right (the “2024 Put Right”), exercisable in his, her or their sole discretion, to have the holders of the Remaining Equity sell to the Company, all, and not less than all, of the Remaining Equity at an implied CarOffer value of twelve (12) times CarOffer’s trailing twelve months EBITDA as of June 30, 2024 (calculated in accordance with the defined terms and subject to the adjustments set forth in the CarOffer Operating Agreement). The determination of whether the 2024 Call Right or the 2024 Put Right is ultimately exercised is as set forth in the CarOffer Operating Agreement. The consideration to be paid by the Company in connection with the exercise of either the 2024 Call Right or the 2024 Put Right, as applicable, will be in the form of cash and/or shares of Class A common stock, as determined by the Company in its sole discretion.

The foregoing summary of the Purchase Agreement, the CarOffer Operating Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Purchase Agreement and the CarOffer Operating Agreement, which are filed as exhibits to the Annual Report.

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three months ended March 31, 2021 and 2020 and the unaudited results of CarOffer for the three months ended March 31, 2021 and 2020, and assumes that the CarOffer Acquisition, which closed on January 14, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, and compensation expense for ongoing share-based compensation arrangements replaced, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the CarOffer Acquisition actually taken place on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after March 31, 2021, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the CarOffer Acquisition.

	Three Months Ended March 31,
	2021	2020
Revenue	$174,307	$163,194
Consolidated net income(1)	$19,186	$1,701

(1)

For the three months ended March 31, 2021, pro forma consolidated net income includes $7,275 and $1,607 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the three months ended March 31, 2020, pro forma consolidated net income includes $7,275 and $1,422 related to intangibles amortization and stock-based compensation for CarOffer, respectively.

$15,566 of revenue and $7,567 of net loss attributable to CarOffer is included in our Unaudited Condensed Consolidated Income Statement from the acquisition date of January 14, 2021 to March 31, 2021.

5. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and at December 31, 2020:

	At March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$82,433	$—	$—	$82,433
Investments:
Certificates of deposit	—	100,000	—	100,000
Total	$82,433	$100,000	$—	$182,433

	At December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$112,431	$—	$—	$112,431
Investments:
Certificates of deposit	—	100,000	—	100,000
Total	$112,431	$100,000	$—	$212,431

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of March 31, 2021 and December 31, 2020. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

Certificates of deposit at March 31, 2021 and at December 31, 2020 had maturity dates of one year or less.

The following is a summary of investments as of March 31, 2021 and December 31, 2020, respectively:

	At March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	At March 31, 2021	At December 31, 2020
Computer equipment	$8,440	$8,108
Capitalized software	149	149
Capitalized website development	17,693	16,328
Furniture and fixtures	7,325	7,320
Leasehold improvements	20,498	20,507
Construction in progress	2,841	1,024
Finance lease right-of-use assets	695	41
	57,641	53,477
Less accumulated depreciation and amortization	(27,825)	(25,994)
Property and equipment, net	$29,816	$27,483

Depreciation and amortization expense, excluding amortization of intangible assets, was $2,020 and $2,558 for the three months ended March 31, 2021 and 2020, respectively.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2020	$29,129
CarOffer acquisition (1)	128,745
Foreign currency translation adjustment	(722)
Balance at March 31, 2021	$157,152

(1)	See Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2021, there have been no events or changes in circumstance that the carrying value may not be recoverable. As of December 31, 2020, the Company assessed its goodwill for impairment and concluded that there was no impairment.

Other Intangible Assets

Intangible assets as of March 31, 2021 and December 31, 2020 consist of the following:

	At March 31, 2021
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	10.1	32,369	1,913	$30,456
Customer relationships	2.7	19,869	2,345	17,524
Developed technology	2.8	65,215	5,030	60,185
Total		$117,453	$9,288	$108,165

	At December 31, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	8.4	$9,405	$1,235	$8,170
Customer relationships	1.6	1,886	938	948
Developed technology	1.0	2,213	469	1,744
Total		$13,504	$2,642	$10,862

The Company recorded amortization expense related to intangible assets of $6,646, and $432 for the three months ended March 31, 2021, and 2020, respectively.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of March 31, 2021, there have been no events or changes in circumstances occur that could impact the recoverability of these assets. As of December 31, 2020, the Company assessed its intangible assets for impairment and concluded that there was no impairment.

Estimated amortization expense of intangible assets for future periods as of March 31, 2021 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2021	$23,579
2022	31,065
2023	30,339
2024	4,184
2025	3,056
2026	3,056
Thereafter	12,886
Total	$108,165

8. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At March 31, 2021	At December 31, 2020
Accrued income taxes	$6,245	$233
Accrued bonus	3,717	10,845
Accrued commissions	2,617	3,941
Other accrued expenses and other current liabilities	10,268	9,732
Total	$22,847	$24,751

The increase of $6,012 in accrued income taxes is primarily due to higher taxable income projected for 2021 in excess of tax attributes available to offset. The decrease of $7,128 in accrued bonus is primarily due to the payout of the fiscal year 2020 bonus in the first quarter of 2021. The decrease of $1,324 in accrued commissions is primarily due to payouts of the fiscal year 2020 commissions in the first quarter of 2021.

9. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment and internal use software and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows as of March 31, 2021. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; Plano, Texas; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of March 31, 2021, there were no material changes in the Company’s material leases from those disclosed in the Annual Report, other than as discussed below.

On January 25, 2021, CarOffer entered into a sublease in Addison, Texas at 15601 Dallas Parkway for approximately 61,826 square feet of office space with a non-cancellable lease term through 2030. The sublease commenced on March 1, 2021. CarOffer’s monthly base rent for the premises, which is payable from January 1, 2022, will initially be approximately $152, and will increase each year up to a maximum monthly base rent of approximately $185. In connection with the sublease, CarOffer entered into a financing lease arrangement for furniture and fixtures used in connection with its operations. The term of the financing lease is for the entire period of the sublease. The monthly rent for the furniture and fixtures is included in the sublease monthly rent, with ownership of the furniture and fixtures transferring to CarOffer at the expiration of the lease term. Monthly rent payments are allocated based upon the relative fair value of the office space and furniture of 95% and 5%, respectively.  Upon commencement, the right of use asset for the office space and furniture was $12,336 and $664, respectively.

On July 1, 2019, CarOffer entered into a sublease in Plano, Texas at 2701 East Plano Parkway, for the lease of approximately 26,971 square feet of office space with a non-cancellable lease term through 2023. The sublease commenced on July 1, 2019. CarOffer’s monthly base rent for the premises, which is payable from July 1, 2019, was initially approximately $21, and will increase each year up to maximum monthly base rent of $22. The Company acquired the lease as part of the CarOffer Acquisition.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At March 31, 2021 and December 31, 2020, restricted cash was $16,866 and $10,627, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. Restricted cash at March 31, 2021 also includes pass-through payments from customers related to the Company’s wholesale business. At March 31, 2021 and December 31, 2020, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

Acquisitions

On January 14, 2021, the Company completed the CarOffer Acquisition, details of which are described in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to guaranty or indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at March 31, 2021 and December 31, 2020, the Company has not incurred any costs for guarantees or indemnities.

10. Stock-based Compensation

Equity Incentive Plans

The 2020 CO Plan provides for the issuance of incentive interests to CarOffer’s employees, officers, managers, and consultants.  The 2020 CO Plan authorized up to an aggregate of 485,714 incentive interests for such issuances.

Stock-based Compensation Expense

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended March 31,
	2021	2020
Options	$617	$14
Restricted stock units	13,743	11,667
CO Incentive Units	1,033	—
Total stock-based compensation expense	$15,393	$11,681

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$92	$99
Sales and marketing expense	2,752	2,692
Product, technology, and development expense	5,772	5,405
General and administrative expense	6,777	3,485
Total stock-based compensation expense	$15,393	$11,681

Excluded from stock-based compensation expense is $569 and $248 of capitalized website development and internal-use software costs for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company withheld 162,950 and 106,934 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options. The shares withheld return to the authorized, but unissued pool under the 2017 Plan and can be reissued by the Company. Total payments to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options were $5,041 and $3,397 for the three months ended March 31, 2021 and 2020, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2021 and 2020, holders of Class B common stock converted 929,597 and 335,741 shares of Class B common stock to Class A common stock, respectively.

Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common stockholders and adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period.

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CO Incentive Units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Consolidated net income	$19,551	$12,696
Less: Net loss attributable to redeemable noncontrolling interest	(2,810)	—
Net income attributable to common stockholders	$22,361	$12,696

Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	116,316,464	112,355,093
Dilutive effect of share equivalents resulting from stock options	513,092	796,884
Dilutive effect of share equivalents resulting from unvested restricted stock units	419,809	338,015
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	117,249,365	113,489,992
Net income per share attributable to common stockholders:
Basic	$0.19	$ 0.11
Diluted	$0.19	$ 0.11

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2021 and 2020, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Stock options outstanding	326,939	—
Restricted stock units outstanding	2,492,820	2,825,609

In addition, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 for the three months ended March 31, 2021 were excluded from the calculation of weighted average shares used to compute Diluted EPS as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares.

There were no shares included in diluted EPS for the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CO Incentive Units, as no shares would be issuable as of the end of March 31, 2021 had that been the end of the contingency period.

12. Income Taxes

During the three months ended March 31, 2021, the Company recorded an income tax provision of $6,462, representing an effective tax rate of 22.4%. The effective tax rate for the three months ended March 31, 2021 was greater than the statutory tax rate of 21% principally due to state and local income taxes, partially offset by federal and state research and development tax credits.

During the three months ended March 31, 2020, the Company recorded an income tax provision of $51 representing an effective tax rate of 0.4%. The effective tax rate for the three months ended March 31, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act, excess stock deductions from the taxable compensation of share-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2017 and prior as a result of applicable statute of limitations of the Internal Revenue Service (“IRS”) and state jurisdictions. The Company is currently open to examination in its foreign jurisdictions for tax years 2018 and after. In 2019, the IRS commenced a federal employment tax audit with respect to the 2018, 2017 and 2016 calendar years, which is still open. In 2020, the State of New York commenced a sales tax audit of the Company for the tax years 2014 to 2020, which is still open. In 2020, the IRS initiated a federal income tax audit associated with tax year 2017, which closed in January 2021. In 2020, the State of Ohio commenced a commercial activity tax audit for the tax years 2013 to 2019, which was settled in April 2021.

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

The United States segment derives revenues from marketplace subscriptions and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions and other revenues from customers outside of the United States. A majority of the Company’s operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running the Company’s business, are incurred in the United States and not allocated to the International segment. Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended March 31,
	2021	2020
Segment revenue:
United States	$163,011	$148,006
International	8,357	9,683
Total revenue	$171,368	$157,689

	Three Months Ended March 31,
	2021	2020
Segment income (loss) from operations:
United States	$29,390	$20,262
International	(3,599)	(8,243)
Total income from operations	$25,791	$12,019

The Company ceased the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

As of March 31, 2021 total assets held outside of the United States were $31,802, primarily attributable to $15,929 of goodwill. As of December 31, 2020, total assets held outside of the United States were $32,012, primarily attributable to $16,652 of goodwill and $3,571 of intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on February 12, 2021, or our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States generally accepted accounting principles, or GAAP.

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

We operate principally in the United States. In the United States, we also operate the Autolist online marketplace, which we wholly own, and CarOffer digital wholesale marketplace, in which we have a 51% interest, as independent brands. In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, we also operate the PistonHeads online marketplace, which we wholly own, as an independent brand. We also operated online marketplaces in Germany, Italy, and Spain until we ceased the operations of each of these marketplaces in the second quarter of 2020.

We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, we have two reportable segments, United States and International. See Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We generate marketplace subscription revenue from dealers primarily through Listings and Dealer Display subscriptions. We generate other revenue primarily from revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto-related brand advertisers and revenue from partnerships with financing services companies.

Our revenue for the three months ended March 31, 2021 was $171.4 million, a 9% increase from $157.7 million of revenue in the three months ended March 31, 2020. For the three months ended March 31, 2021, we generated consolidated net income of $19.6 million and our Adjusted EBITDA was $50.6 million, compared to consolidated net income of $12.7 million and Adjusted EBITDA of $27.6 million for the three months ended March 31, 2020. See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

COVID-19 Update

The COVID-19 pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March 2020, we temporarily closed all of our offices and began requiring our employees to work remotely until further notice, which has disrupted how we operate our business. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states and localities in the United States, implemented or mandated significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases. The automotive industry is also facing inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, which have adversely affected the amount of inventory on our websites.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had a material adverse effect on our revenues and our business.

Further, because of the significant financial challenges that dealerships have faced, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods. As a result, the level of fees we received from paying dealers materially decreased during the year ended December 31, 2020, resulting in a material decline in our revenue and a material adverse effect to our business. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions, which materially and adversely affected our business for the year ended December 31, 2020. We have also experienced increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all. However, since the second quarter of 2020, cancellations by paying dealers have begun to stabilize, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers. Additionally, while we suspended charging subscription fees for paying dealers in the United Kingdom for the February 2021 service period, during the three months ended March 31, 2021 we returned to normal contractual billings in all other markets. Although the fee reductions had a material adverse effect to our revenue for the year ended December 31, 2020, they did not have a material adverse impact for three months ended March 31, 2021 or 2020.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which disrupted our business and operations during the year ended December 31, 2020. For example, during the second quarter of 2020, we initiated a cost-savings initiative, or the Expense Reduction Plan, that included a reduction in our workforce, a limitation in discretionary spend across our business, and our ceasing certain international operations and expansion efforts. In particular, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. We also reduced consumer marketing across both algorithmic traffic acquisition and brand spend during the year ended December 31, 2020 in comparison to the year ended December 31, 2019 in an effort to reduce expenses and as a result of suppressed dealer inventory and the resulting reduced demand for leads by dealers. However, since the second quarter of 2020, we have increased our consumer marketing expenses as consumer activity increased and governments implemented re-opening policies.

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

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International segments. The International segment derives revenues from marketplace subscriptions and other revenues from customers outside of the United States. International markets perform differently from the United States market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition and other dynamics unique to each country. The metrics presented below exclude CarOffer as we believe such metrics are either not applicable for the CarOffer business or do not provide a meaningful way to evaluate the CarOffer business.

Monthly Unique Users

For each of our websites, we define a monthly unique user as an individual who has visited any such website within a calendar month, based on data as measured by Google Analytics. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a given period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites during a calendar month. If an individual accesses a website using a different device within a given month, the first access by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our site within a calendar month, each such visit is counted as a separate unique user. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace subscription revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended March 31,
Average Monthly Unique Users	2021	2020
	(in thousands)
United States	36,324	38,438	(1)
International	7,898	10,690
Total	44,222	49,128

(1)	Includes users from the Autolist website from January 16, 2020 (the date of the closing of our acquisition of Autolist) to March 31, 2020.

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

	Three Months Ended March 31,
Average Monthly Sessions	2021	2020
	(in thousands)
United States	90,668	101,129	(1)
International	18,249	25,307
Total	108,917	126,436

(1)	Includes sessions from the Autolist website from January 16, 2020 (the date of the closing of our acquisition of Autolist) to March 31, 2020.

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

	At March 31
Number of Paying Dealers	2021	2020(1)
United States	24,371	25,723
International	6,842	7,537
Total	31,213	33,260

(1)

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 6, 2020, we announced that we had modified our method for calculating paying dealers to align our data with an enterprise system upgrade, or the Internal System Upgrade, and had replaced our Average Annual Revenue per Subscribing Dealer key metric with Quarterly Average Revenue per Subscribing Dealer, or QARSD. As a result of the Internal System Upgrade, and to provide consistency in our year-to-year comparisons, we have recast our paying dealer calculation as of March 31, 2020 to reflect the updated calculation methodology.

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

	At March 31
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2021	2020
United States	$5,466	$5,115
International	$1,113	$1,190
Consolidated	$4,513	$4,243

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

We define Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, other income, net, the provision for income taxes, and net loss attributable to the minority interest in acquired entities. We have presented Adjusted EBITDA within this Quarterly Report, because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

Our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than consolidated net income, which is the most directly comparable GAAP equivalent. Some of these limitations are:

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

•

Adjusted EBITDA excludes other income, net which primarily includes transition service agreement income, interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses;

•	Adjusted EBITDA excludes the provision for income taxes;
•	Adjusted EBITDA excludes the loss attributable to the minority interest in acquired entities, adjusted for all prior limitations to Adjusted EBITDA as described above; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted EBITDA:	(in thousands)
Consolidated net income	$19,551	$12,696
Depreciation and amortization	8,666	2,990
Stock-based compensation expense	15,393	11,681
Acquisition-related expenses	644	944
Other income, net	(222)	(728)
Provision for income taxes	6,462	51
Consolidated Adjusted EBITDA	50,494	27,634
Net loss attributable to redeemable noncontrolling interest	68	—
Adjusted EBITDA	$50,562	$27,634

Components of Unaudited Condensed Consolidated Income Statements

We derive revenue from two sources: (1) marketplace subscription revenue, which consists primarily of Listings and Dealer Display subscriptions, and (2) other revenue, which consists primarily of revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto‑related brand advertisers and revenue from partnerships with financing services companies.

Marketplace Subscription Revenue

We offer multiple types of marketplace Listings packages to our dealers for our CarGurus U.S. platform (availability varies on our other marketplaces): Restricted Listings (formerly referred to as Basic Listings), which is free; and various levels of Listings packages, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice at the end of the committed term, although during the second quarter of 2020 we did not require 30 days’ advance notice of termination from dealers who cancelled as a result of the COVID-19 pandemic. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool and our IMV Scan tool.

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

Other Revenue

Other revenue consists of revenue relating to the wholesale sale of automobiles, which includes transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers, where CarOffer collects fees from both the buyer and seller. CarOffer may also fulfill buy orders from dealers through the acquisition of vehicles at other marketplaces – in these instances, CarOffer collects a transaction fee from the buyer. CarOffer also charges the buyer fees to perform inspection and transportation services for all wholesale transactions.

Other revenue also consists of non-dealer display advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions, or CPM, basis. An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, we also have advertising sold on a cost per click basis. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles.

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

Cost of Revenue

Cost of revenue includes costs incurred to support revenue relating to the wholesale sale of automobiles. These costs include the costs to facilitate the purchase and sale of vehicles between dealers and from fulfilling buy orders from dealers through the acquisition of vehicles at auction. The primary costs incurred for wholesale transactions include the costs to transport and inspect vehicles, certain salaries, benefits, incentive compensation and stock-based compensation for employees directly involved in the fulfillment and support of transactions, allocated overhead costs and other third-party costs. In limited circumstances, typically during an arbitration process, CarOffer acquires vehicles in transactions for which it is deemed to control the vehicle and recognizes the cost of the vehicle through cost of revenue when the vehicle is sold.

Cost of revenue also includes costs related to supporting and hosting our digital product offerings. These costs include salaries, benefits, incentive compensation, and stock-based compensation for our customer support team and third-party service provider costs such as advertising, data center and networking expenses, allocated overhead costs, depreciation expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel costs; costs associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; costs associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of internal-use software; and allocated overhead costs. A portion of our commissions that are related to obtaining a new contract is capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing costs are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and changes in the macroeconomic and competitive landscapes affecting our consumer audience and brand awareness, which will impact our quarterly results of operations.

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

Other Income, Net

Other income, net consists primarily of transition service agreement income, interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the three months ended March 31, 2021 and 2020. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowances against our net deferred tax assets as of March 31, 2021 and December 31, 2020 were both immaterial.

Results of Operations

The following table sets forth our selected consolidated income statements data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue:
Marketplace subscription	$139,565	$141,866
Other revenue	31,803	15,823
Total revenue	171,368	157,689
Cost of revenue	24,058	11,610
Gross profit	147,310	146,079
Operating expenses:
Sales and marketing	68,174	93,595
Product, technology, and development	25,164	23,084
General and administrative	20,514	15,860
Depreciation and amortization	7,667	1,521
Total operating expenses	121,519	134,060
Income from operations	25,791	12,019
Other income, net	222	728
Income before income taxes	26,013	12,747
Provision for income taxes	6,462	51
Consolidated net income	19,551	12,696
Net loss attributable to redeemable noncontrolling interest	(2,810)	—
Net income attributable to common stockholders	$22,361	$12,696

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Additional Financial Data:
Revenue
United States	$163,011	$148,006
International	8,357	9,683
Total	$171,368	$157,689
Income (Loss) from Operations
United States	$29,390	$20,262
International	(3,599)	(8,243)
Total	$25,791	$12,019

The following table sets forth our selected consolidated income statements data as a percentage of revenue for each of the periods indicated. Amounts in tables below may not sum due to rounding.

	Three Months Ended March 31,
	2021	2020
Revenue:
Marketplace subscription	81%	90%
Other revenue	19	10
Total revenue	100	100
Cost of revenue	14	7
Gross profit	86	93
Operating expenses:
Sales and marketing	40	59
Product, technology, and development	15	15
General and administrative	12	10
Depreciation and amortization	4	1
Total operating expenses	71	85
Income from operations	15	8
Other income, net	0	0
Income before income taxes	15	8
Provision for income taxes	4	0
Consolidated net income	11	8
Net loss attributable to redeemable noncontrolling interest	(2)	—
Net income attributable to common stockholders	13%	8%

	Three Months Ended March 31,
	2021	2020
Additional Financial Data:
Revenue
United States	95%	94%
International	5	6
Total	100%	100%
Income (Loss) from Operations
United States	17%	13%
International	(2)	(5)
Total	15%	8%

For the three months ended March 31, 2021 and 2020

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Marketplace subscription	$139,565	$141,866	$(2,301)	(2)%
Other revenue	31,803	15,823	15,980	101
Total	$171,368	$157,689	$13,679	9%
Percentage of total revenue:
Marketplace subscription	81%	90%
Other revenue	19	10
Total	100%	100%

Overall revenue increased by $13.7 million, or 9%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Other revenue increased by 101%, while marketplace subscription revenue decreased by 2%.

Marketplace subscription revenue decreased by $2.3 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and represented 81% of total revenue for the three months ended March 31, 2021 and 90% of total revenue for the three months ended March 31, 2020. The decrease was due primarily to a 6% decrease in the number of paying dealers to 31,213 at March 31, 2021 from 33,260 at March 31, 2020 as paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period) as a result of the impact of the COVID-19 pandemic.

Other revenue increased by $16.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and represented 19% of total revenue for the three months ended March 31, 2021 and 10% of total revenue for the three months ended March 31, 2020. The increase was primarily due to a $15.6 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer.

Revenue by Segment

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
United States	$163,011	$148,006	$15,005	10%
International	8,357	9,683	(1,326)	(14)
Total	$171,368	$157,689	$13,679	9%
Percentage of total revenue:
United States	95%	94%
International	5	6
Total	100%	100%

United States revenue increased $15.0 million, or 10%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily to a $15.6 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer.

International revenue decreased $1.3 million, or 14%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due primarily to a 9% decrease in International paying dealers as paying dealers cancelled their subscriptions with us (including, in certain cases, with our permission prior to the end of the applicable contract term and notice period) as a result of the impact of the COVID-19 pandemic.

Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$24,058	$11,610	$12,448	107%
Percentage of total revenue	14%	7%

Cost of revenue increased $12.4 million, or 107%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily to $13.1 million in cost of revenue attributable to our wholesale offerings from CarOffer.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$68,174	$93,595	$(25,421)	(27)%
Percentage of total revenue	40%	59%

Sales and marketing expenses decreased $25.4 million, or 27%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due primarily to a $23.6 million decrease in advertising costs due to a gain in efficiency of algorithmic traffic acquisition and a deliberate reduction in spend as a result of market conditions, primarily strong demand and automotive inventory supply issues. The decrease was also due in part to a $0.6 million decrease in travel related expenses, a $0.5 million decrease in employee expenses due to employees working remotely, a $0.4 million decrease in marketing costs related to events expense, and a $0.4 million decrease in consulting and recruiting expenses. These decreases were primarily the result of cost savings efforts in connection with the COVID-19 pandemic.

Product, Technology, and Development Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product, technology, and development	$25,164	$23,084	$2,080	9%
Percentage of total revenue	15%	15%

Product, technology, and development expenses increased $2.1 million, or 9%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily to a $2.3 million increase in salaries and employee-related costs. The increase in salaries and employee-related costs was due primarily to an increase in expected bonus attainment in comparison to the three months ended March 31, 2020 due to improved macroeconomic conditions since the outset of the COVID-19 pandemic. The increase was offset in part by a $0.4 million decrease in employee expenses due to employees working remotely. The increase for the three months ended March 31, 2021 is inclusive of product, technology, and development expenses associated with the integration and development of CarOffer technology of $1.0 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$20,514	$15,860	$4,654	29%
Percentage of total revenue	12%	10%

General and administrative expenses increased $4.7 million, or 29%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily a $0.9 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $3.3 million. The increase in salaries and employee-related costs was due primarily to an increase in expected bonus attainment in comparison to the three months ended March 31, 2020 due to improved macroeconomic conditions since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to annual retention grants. The increase in general and administrative expenses was also due in part to a $0.7 million increase in consulting, tax, and recruiting service expense and a $0.6 million increase in insurance expense. These increases were offset in part by a $0.8 million decrease in bad debt expense. The increase for the three months ended is inclusive of general and administrative expenses associated with CarOffer of $2.0 million.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,667	$1,521	$6,146	404%
Percentage of total revenue	4%	1%

Depreciation and amortization expenses increased $6.1 million, or 404%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from CarOffer.

Other Income, Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	222	728	(506)	(70)%
Percentage of total revenue	0%	0%

Total other income, net decreased $0.5 million, or 70%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a $0.5 million decrease in interest income as a result of a decline in interest rates associated with our investments in certificates of deposit during the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$6,462	$51	$6,411	12571%
Percentage of total revenue	4%	0%

The provision for income taxes recorded during the three months ended March 31, 2021, as compared to the provision for income taxes recorded during the three months ended March 31, 2020 was principally due to increased profitability in excess of tax attributes available to offset. Additionally, there was an immaterial amount of tax expense related to shortfalls on the taxable compensation of share-based awards recorded during the three months ended March 31, 2021, compared to $1.2 million of tax benefit related to excess stock-based compensation deductions recorded during the three months ended March 31, 2020.

Income (Loss) from Operations by Segment

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$29,390	$20,262	$9,128	45%
International	(3,599)	(8,243)	4,644	(56)
Total	$25,791	$12,019	$13,772	115%
Percentage of segment revenue:
United States	18%	14%
International	(43)%	(85)%

United States income from operations increased $9.1 million, or 45%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was due to increases in revenue of $15.0 million, increases in cost of revenue of $13.1 million and decreases in operating expenses of $7.2 million related to cost-savings efforts in connection with the COVID-19 pandemic.

International loss from operations decreased $4.6 million, or 56%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to decreases in revenue of $1.3 million, decreases in operating expenses of $5.3 million and decreases in cost of revenue of $0.6 million related to cost-savings efforts in connection with the COVID-19 pandemic.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At March 31, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $140.7 million and $190.3 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $100.0 million at both March 31, 2021 and December 31, 2020.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$43,862	$10,141
Net cash (used in) provided by investing activities	(68,092)	7,527
Net cash used in financing activities	(19,043)	(2,892)
Impact of foreign currency on cash	(119)	(28)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(43,392)	$14,748

Our operations have been financed primarily from operating activities. We generated cash from operating activities of $43.9 million during the three months ended March 31, 2021, and $10.1 million during the three months ended March 31, 2020.

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

Operating Activities

Cash provided by operating activities of $43.9 million during the three months ended March 31, 2021 was due primarily to consolidated net income of $19.6 million, adjusted for $14.4 million of stock-based compensation expense for equity classified awards, $8.7 million of depreciation and amortization, $3.2 million of amortization of deferred contract costs, and $0.4 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $4.9 million increase in accounts payable and a $2.9 million increase in deferred revenue. The increases in cash flow from operations were partially offset by a $3.5 million increase in deferred contract costs, a $2.4 million increase in accounts receivable, net, a $2.2 million increase in prepaid expenses, prepaid income taxes, and other assets, and a $1.6 million decrease in accrued expenses, accrued income taxes, and other liabilities.

Cash provided by operating activities of $10.1 million during the three months ended March 31, 2020 was due primarily to consolidated net income of $12.7 million, adjusted for $11.6 million of stock-based compensation expense for equity classified awards, $5.5 million of deferred taxes, $3.0 million of depreciation and amortization, $2.8 million of amortization of deferred contract costs and $1.2 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $5.4 million decrease in accounts receivable. The increases in cash flow from operations were partially offset by an $11.0 million increase in prepaid expenses, prepaid income taxes, and other assets, a $7.4 million decrease in accounts payable, a $4.9 million decrease in deferred revenue, a $4.4 million decrease in accrued expenses, accrued income taxes, and other liabilities, a $3.3 million increase in deferred contract costs, and a $0.7 million decrease in lease obligations.

Investing Activities

Cash used in investing activities of $68.1 million during the three months ended March 31, 2021 was due to $65.9 million of cash paid for acquisitions, net of cash acquired, $1.2 million of purchases of property and equipment and $1.0 million related to the capitalization of website development costs.

Cash provided by investing activities of $7.5 million during the three months ended March 31, 2020 was due to maturities of certificates of deposit of $30.4 million, offset in part by $21.0 million of cash paid for acquisitions, net of cash acquired, $1.2 million of purchases of property and equipment and $0.7 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $19.0 million during the three months ended March 31, 2021 was due primarily to the repayment of line of credit of $14.3 million and payment of withholding taxes on net share settlements of restricted stock units of $5.0 million, partially offset by $0.3 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, or leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Significant estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the valuation of redeemable noncontrolling interest, valuation of equity and liability-classified compensation awards under ASC 718, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, the valuation and recoverability of goodwill, intangible assets and other long-lived assets, and the recoverability of our net deferred tax assets and related valuation allowance. Accordingly, we consider these to be our critical accounting policies.

For a detailed explanation of the judgments made in these areas, refer Note 2 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Interest Rate Risk

We did not have any long-term borrowings at March 31, 2021 or at December 31, 2020.

We had cash, cash equivalents, and investments of $240.7 million and $290.3 million at March 31, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates ranging from six to nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2021 and December 31, 2020, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany accounts that are eliminated upon consolidation, and these accounts expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Income Statements under the heading, other income, net. Exchange rate fluctuations on long-term intercompany accounts are recorded in our Unaudited Condensed Consolidated Balance Sheets under the heading accumulated other comprehensive income.

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

The COVID-19 pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March 2020, we temporarily closed all of our offices and began requiring our employees to work remotely until further notice, which has disrupted and may continue to disrupt how we operate our business. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states and localities in the United States, implemented or mandated and continue to implement or mandate significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in, and may continue to result in, restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

The automotive industry is also facing, and may continue to face, inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. This decline in vehicle inventory has led to an increase in bids per vehicle at auction and corresponding increases to wholesale auction prices. As the price of replenishing inventory through wholesale auctions has increased, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary Instant Market Values, or IMV, and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions at the conclusion of the committed term. Our ability to add new paying dealers or increase our fees with dealers may be impeded if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites, which could contribute to a decline in the number of consumer visits to our websites and/or the number of connections between consumers and dealers through our marketplaces. These inventory-related issues resulting from the COVID-19 pandemic and other macroeconomic issues may materially and adversely impact our business, financial condition and results of operations.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, in response to the increasing cancelations and the drop in consumer demand at the beginning of the COVID-19 pandemic, we reduced our spending on brand advertising and traffic acquisition, which contributed to fewer consumers using our platform during the year ended December 31, 2020 and the three months ended March 31, 2021 compared to the prior periods, which in turn has, and may continue to, materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, we may not in the future fully restore prior spending levels if we elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic, which may also materially and adversely affect our business.

Further, because of the significant financial challenges that dealerships have faced and continue to face as a result of the COVID-19 pandemic, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods. As a result, the level of fees we received from paying dealers materially decreased during the year ended December 31, 2020, resulting in a material decline in our revenue and a material adverse effect to our business. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions, which materially and adversely affected our business for the year ended December 31, 2020. We may again in the future experience slowed paying dealer additions and as a result may decide to re-institute further billings relief as we continue to assess the effects of the COVID-19 pandemic on our paying dealers and business operations. During the COVID-19 pandemic, we have also experienced, and may continue to experience, increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which disrupted our business and operations during the year ended December 31, 2020. For example, during the second quarter of 2020, we initiated a cost-savings initiative that included a reduction in our workforce, a limitation in discretionary spend across our business and our ceasing of certain international operations and expansion efforts. We also reduced consumer marketing across both algorithmic traffic acquisition and brand spend during the year ended December 31, 2020 in comparison to the prior year in an effort to reduce expenses and as a result of suppressed dealer inventory and resulting reduced demand for leads from dealers. Despite these measures, we may not achieve the costs savings or attract consumer visits at the levels we expect, which would adversely impact our cash flows and financial condition. These expense reduction activities, and any future cost savings actions that we may take, may yield unintended consequences, such as loss of key employees, undesired attrition, and the risk that we may not achieve the anticipated cost savings at the levels we expect, any of which may have a material adverse effect on our results of operations and/or financial condition. If the COVID-19 pandemic materially impacts our revenues in the future, we may also decide that additional disruptive measures are necessary to reduce our operating expenses.

The global nature of the COVID-19 pandemic has also had, and will continue to have, a significant impact on our international businesses. Due to the crisis, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. Failure by us to succeed in these two markets, however, would materially and adversely affect our business and potential growth.

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the duration of the pandemic, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution of vaccines, shifts in behavior going forward, and the length or severity of the travel and commerce restrictions imposed by relevant governmental authorities. Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

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

As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), which caused a material adverse impact on our revenues during the year ended December 31, 2020, and it is possible that additional dealers will cancel their subscriptions as they continue to experience the effects of the COVID-19 pandemic. If paying dealers do not receive the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute consumer connections or sales to our platform, they may terminate their subscriptions at the conclusion of the committed term. If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

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

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplaces beyond a committed term. As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which has caused a material adverse impact on our revenues during the year ended December 31, 2020 compared to the prior period, and it is possible that advertising customers will continue to cancel or reduce their advertising with us as they continue to experience the effects of the COVID-19 pandemic. In addition, a reduction in consumer visits to our sites as a result of the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated during the year ended December 31, 2020 and the three months ended March 31, 2021 compared to the prior periods, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we fail to fully realize anticipated transaction synergies from our acquisition of a 51% interest in CarOffer, or if the CarOffer business fails to grow at the rate we expect, our revenue and business would be harmed.

In January 2021, we completed our acquisition of a 51% interest in CarOffer, which adds wholesale vehicle acquisition and selling capabilities to our portfolio of dealer offerings. Achievement of our anticipated transaction synergies and our ability to grow the CarOffer business depends on a number of factors, including, but not limited to, our ability to: expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions which they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. If our anticipated transaction synergies do not fully materialize and/or the CarOffer business fails to grow at the rate we expect, our revenue and business would be harmed.

Industry conditions such as a significant change in vehicle retail prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles on their own rather than selling them on the CarOffer platform, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform and the demand for those used vehicles. Inventory challenges in the automotive industry, including for reasons attributable to the COVID-19 pandemic, could also contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply would adversely impact our revenue and business.

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

Our revenue decreased to $551.5 million for the year ended December 31, 2020 from $588.9 million for the year ended December 31, 2019, representing a 6% decrease between such periods – which we primarily attribute to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic – and increased to $171.4 million for the three months ended March 31, 2021 from $157.7 million for the three months ended March 31, 2020, representing a 9% increase between such periods. Our revenue for the remainder of 2021 and beyond may continue to be impacted by the COVID-19 pandemic. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines further or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

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

In the past, the number of United States dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns or other macroeconomic issues. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. If dealership closures and consolidations occur in the future, our business, financial position and results of operations could be materially and adversely affected.

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

In January 2021, we announced the promotion of Jason Trevisan from Chief Financial Officer and President, International to the role of Chief Executive Officer, and the transition of Langley Steinert from Chief Executive Officer to Executive Chairman. Additionally, Scot Fredo, our former Senior Vice President, Financial Planning & Analysis, was appointed to succeed Jason Trevisan in the role of Chief Financial Officer. In November 2020, we announced that we had mutually agreed to terms of the separation from the Company of Kyle Lomeli as Chief Technology Officer during 2021. We may face risks related to these and other transitions in our leadership team, including the disruption of our operations and the depletion of our institutional knowledge base.

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

In addition, our business may be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, the global semiconductor chip shortage, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Making decisions that we believe are in the best interests of our marketplaces may cause us to forgo short-term gains in pursuit of potential but uncertain long-term growth.

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplaces, even if such decisions negatively impact our results of operations in the short term. For example, during select monthly service periods in 2020 and 2021 we provided paying dealers with marketplace subscriptions at no cost or at a discount in an effort to help our paying dealers maintain their business health during the COVID-19 pandemic. However, such strategies may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

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

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the United States near each of Boston, Massachusetts and Dallas, Texas, and internationally near each of London, England and Dublin, Ireland. Although we can host our U.S. CarGurus’ marketplace from two alternative locations in the United States and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems may cause us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, including the General Data Protection Regulation in the EU, or the GDPR, which went into effect on May 25, 2018, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, and the California Privacy Rights Act, or the CPRA, and the Virginia Consumer Data Protection Act, or the VCDPA, each of which goes into effect on January 1, 2023. The GDPR and CCPA in particular have already required, and along with the CPRA and VCDPA, may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR, CCPA, CPRA or VCDPA requirements.

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

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation including GDPR, CCPA, CPRA and VCDPA; privacy restrictions imposed by web browser developers, advertising partners or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations and industry standards.

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

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chairman of the Board and Executive Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chairman, and his ability to control the election or replacement of our directors. As Chairman of the Board and our Executive Chairman, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such terms are defined in our amended and restated certificate of incorporation), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, wholesale, and car-buying services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include: online automotive marketplaces and websites; internet search engines; peer to peer marketplaces; social media marketplaces; sites operated by automobile dealers; online dealerships; and vehicle auction companies. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows. We are also regularly subject to audits by tax authorities. For example, we are currently under federal employment tax audit for tax years 2016 – 2018; and New York State sales and uses tax audit for tax years 2014 – 2020. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 5. Other Information.

(a) On May 4, 2021, we entered into an Amendment to Separation Agreement with Kyle Lomeli, our Chief Technology Officer, pursuant to which his separation date will be extended from May 14, 2021 to July 1, 2021. As a result, the period during which Mr. Lomeli (i) will receive his cash severance payment and (ii) be eligible to participate in our medical and dental insurance plans at our expense was extended to April 1, 2022. The foregoing summary is qualified in its entirety by reference to the Amendment to Separation Agreement which is filed herewith as Exhibit 10.4.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

2.1	Membership Interest Purchase Agreement dated as of December 9, 2020, as amended, by and among the Registrant, CarOffer, LLC, CarOffer Investors Holding, LLC (“TopCo”), the Members of TopCo and Bruce T. Thompson.	10-K	001-38233	February 12, 2021	2.1
10.1#	Form of Executive Nonqualified Stock Option Grant Agreement.	10-K	001-38233	February 12, 2021	10.4.1
10.2#	Form of Executive Performance-Based Restricted Stock Unit Agreement.	10-K	001-38233	February 12, 2021	10.4.3
10.3#	Offer Letter, dated December 4, 2015, by and between the Registrant and Scot Fredo.	10-K	001-38233	February 12, 2021	10.10
10.4#	Amendment to Separation Agreement, dated May 4, 2021, by and between the Registrant and Kyle Lomeli.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.					X

#	Indicates a management contract or compensatory plan.
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

CarGurus, Inc.

Date: May 6, 2021	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Scot Fredo
Scot Fredo
Chief Financial Officer (Principal Financial Officer)