Form 10-Q
period 2021-06-30
CarGurus, Inc.
filed 2021-08-05
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 100,531,108 shares of Class A common stock, $0.001 par value per share, and 16,840,805 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•

our ability to stay abreast of, and effectively comply with, new or modified laws and regulations that currently apply or become applicable to our business and our beliefs regarding our compliance therewith;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At June 30, 2021	At December 31, 2020
Assets
Current assets
Cash and cash equivalents	$184,642	$190,299
Investments	85,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $418 and $616, respectively	81,863	18,235
Prepaid expenses, prepaid income taxes and other current assets	17,737	12,385
Deferred contract costs	10,554	10,807
Restricted cash	8,980	250
Total current assets	388,776	331,976
Property and equipment, net	31,641	27,483
Intangible assets, net	100,348	10,862
Goodwill	156,098	29,129
Operating lease right-of-use assets	67,024	60,835
Restricted cash	10,377	10,377
Deferred tax assets	17,446	19,774
Deferred contract costs, net of current portion	8,034	9,189
Other non-current assets	4,461	2,673
Total assets	$784,205	$502,298
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$45,877	$21,563
Accrued expenses, accrued income taxes and other current liabilities	33,394	24,751
Deferred revenue	13,120	9,137
Operating lease liabilities	11,156	11,085
Total current liabilities	103,547	66,536
Operating lease liabilities	64,723	58,810
Deferred tax liabilities	291	291
Other non–current liabilities	11,898	3,075
Total liabilities	180,459	128,712
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	54,565	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 99,060,368 and 94,310,309 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	99	94
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 18,146,903 and 19,076,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18	19
Additional paid-in capital	368,194	242,181
Retained earnings	179,825	129,412
Accumulated other comprehensive income	1,045	1,880
Total stockholders’ equity	549,181	373,586
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$784,205	$502,298

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$217,748	$94,737	$389,116	$252,426
Cost of revenue(1)	50,317	9,880	74,375	21,490
Gross profit	167,431	84,857	314,741	230,936
Operating expenses:
Sales and marketing	66,135	38,583	134,309	132,178
Product, technology, and development	27,630	21,887	52,794	44,971
General and administrative	26,167	14,158	46,681	30,018
Depreciation and amortization	9,022	1,520	16,689	3,041
Total operating expenses	128,954	76,148	250,473	210,208
Income from operations	38,477	8,709	64,268	20,728
Other income, net	61	474	283	1,202
Income before income taxes	38,538	9,183	64,551	21,930
Provision for income taxes	11,142	2,052	17,604	2,103
Consolidated net income	27,396	7,131	46,947	19,827
Net loss attributable to redeemable noncontrolling interest	(656)	—	(3,466)	—
Net income attributable to common stockholders	$28,052	$7,131	$50,413	$19,827
Net income per share attributable to common stockholders: (Note 11)
Basic	$0.24	$0.06	$0.43	$0.18
Diluted	$0.23	$0.06	$0.42	$0.17
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	117,124,895	112,734,393	116,722,913	112,544,743
Diluted	119,454,104	113,737,465	118,353,969	113,947,241

(1)

Includes depreciation and amortization expense for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020 of $1,143, $1,837, $2,142, and $3,306, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income	$27,396	$7,131	$46,947	$19,827
Other comprehensive income (loss):
Foreign currency translation adjustment	248	481	(835)	(12)
Consolidated comprehensive income	27,644	7,612	46,112	19,815
Less comprehensive loss attributable to redeemable noncontrolling interests	(656)	—	(3,466)	—
Comprehensive income attributable to common stockholders	$28,300	$7,612	$49,578	$19,815

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net income (loss)	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance at March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655
Net income (loss)	(656)	—	—	—	—	—	28,052	—	28,052
Stock–based compensation expense	—	—	—	—	—	15,253	—	—	15,253
Issuance of common stock upon exercise of stock options	—	36,027	—	—	—	140	—	—	140
Issuance of common stock upon vesting of restricted stock units	—	391,468	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(126,703)	—	—	—	(3,167)	—	—	(3,167)
Conversion of common stock	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	248	248
Balance at June 30, 2021	$54,565	99,060,368	$99	18,146,903	$18	$368,194	$179,825	$1,045	$549,181

Balance at December 31, 2019	$—	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	256,855
Net income	—	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	—	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	—	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	—	335,741	—	(335,741)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	$—	92,517,427	$93	19,978,903	$20	$214,143	$64,555	$(843)	$277,968
Net income		—	—	—	—	—	7,131	—	7,131
Stock–based compensation expense	—	—	—	—	—	12,249	—	—	12,249
Issuance of common stock upon exercise of stock options	—	84,796	—	—	—	415	—	—	415
Issuance of common stock upon vesting of restricted stock units	—	375,645	—	—	—	—	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	—	(119,009)	—	—	—	(2,389)	—	—	(2,389)
Conversion of common stock		3,748	—	(3,748)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	481	481
Balance at June 30, 2020	$—	92,862,607	$93	19,975,155	$20	$224,418	$71,686	$(362)	$295,855

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Consolidated net income	$46,947	$19,827
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,831	6,347
Currency gain on foreign denominated transactions	(30)	(91)
Deferred taxes	2,336	4,695
Provision for doubtful accounts	450	1,658
Stock-based compensation expense	28,747	23,375
Amortization of deferred contract costs	6,454	5,641
Changes in operating assets and liabilities:
Accounts receivable, net	(47,982)	5,653
Prepaid expenses, prepaid income taxes, and other assets	(4,018)	2,835
Deferred contract costs	(5,098)	(4,074)
Accounts payable	15,333	(25,914)
Accrued expenses, accrued income taxes, and other liabilities	15,580	(4,134)
Deferred revenue	3,989	(1,788)
Lease obligations	(204)	898
Net cash provided by operating activities	81,335	34,928
Investing Activities
Purchases of property and equipment	(4,672)	(2,571)
Capitalization of website development costs	(2,109)	(1,695)
Cash paid for acquisitions, net of cash acquired	(64,273)	(21,004)
Investments in certificates of deposit	(45,000)	—
Maturities of certificates of deposit	60,000	68,692
Net cash (used in) provided by investing activities	(56,054)	43,422
Financing Activities
Proceeds from exercise of stock options	398	929
Payment of finance lease obligations	(13)	(18)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(8,208)	(5,786)
Repayment of line of credit	(14,250)	—
Net cash used in financing activities	(22,073)	(4,875)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(135)	24
Net increase in cash, cash equivalents, and restricted cash	3,073	73,499
Cash, cash equivalents, and restricted cash at beginning of period	200,926	70,723
Cash, cash equivalents, and restricted cash at end of period	$203,999	$144,222
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,220	$26
Unpaid purchases of property and equipment	$245	$7
Capitalized stock-based compensation expense in website development and internal-use software costs	$1,435	$667
Cash paid for operating lease liabilities	$8,064	$6,260
Obtaining a right-of-use asset in exchange for a finance lease liability	$664	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$12,336	$—
Issuance of stock for acquisition	$103,645	$—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”) is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer online wholesale platform. The CarGurus marketplace gives consumers the confidence to purchase or sell a vehicle either online or in-person; and gives dealerships the power to accurately price, effectively market, instantly acquire and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms and data analytics to bring trust, transparency and competitive pricing to the automotive shopping experience.

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and December 31, 2020, results of operations, comprehensive income, changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021 (the “Annual Report”).

In the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020, the Company presented other non-current liabilities with accrued expenses, accrued income taxes and other current liabilities to conform to the current year presentation as it did not meet the disclosure threshold.

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

For the three and six months ended June 30, 2021 and 2020, no individual customer accounted for more than 10% of total revenue.

As of June 30, 2021, one customer accounted for 29% of net accounts receivable. As of December 31, 2020, one customer accounted for approximately 10% of net accounts receivable.

Included in net accounts receivable at June 30, 2021 and December 31, 2020 are $6,012 and $7,426, respectively, of unbilled accounts receivable relating primarily to advertising customers billed in a period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed, other than those impacted by the acquisition of a 51% interest in CarOffer and recently issued equity awards, as described below.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021, the Company became a party with the noncontrolling equity holders of CarOffer to the CarOffer Operating Agreement (as defined in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), which, among other matters, sets forth certain put and call rights described in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. The CarOffer Operating Agreement provides the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which is based on a multiple of earnings. As the purchase is contingently redeemable at the option of the noncontrolling equity holders, the Company classifies the carrying amount of the redeemable noncontrolling interests in the mezzanine section on the Unaudited Condensed Consolidated Balance Sheet, which is presented above the equity section and below the liabilities section. As of the acquisition date, the noncontrolling interest was recognized at fair value computed using the Least Square Monte Carlo Simulation approach. Significant inputs to the model include market price of risk, volatility, correlation and risk-free rate.

Subsequent to the Company’s acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net loss attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the redemption value are recorded through retained earnings in the Unaudited Condensed Consolidated Balance Sheet.

Revenue Recognition – Other Revenue

The Company generates other revenue primarily from revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto-related brand advertisers and revenue from partnerships with financing services companies. CarOffer revenue is comprised entirely of wholesale revenue.

Wholesale revenue includes transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers, where CarOffer collects fees from both the buyer and seller. CarOffer also sells vehicles to dealers that CarOffer acquires at other marketplaces or directly from consumers – in these instances, CarOffer collects a transaction fee from the buyer.  CarOffer also charges the buyer fees to perform inspection and transportation services for all wholesale transactions.

For wholesale transactions, CarOffer generally does not control the vehicle and therefore acts as an agent in the transaction. Revenue earned from the fees for facilitating these wholesale transactions is recognized at a point in time when the vehicle is sold and revenue is recognized on a net basis.

For vehicles sold to dealers that are acquired at other marketplaces and directly from consumers, CarOffer recognizes the vehicles on its balance sheet in inventory for the short period of time it possesses the vehicle title and the fees received for the vehicle are typically recognized on a net basis. In limited circumstances, typically during an arbitration process, CarOffer acquires vehicles in transactions for which it is deemed to control the vehicle and therefore is deemed to be the principal. In these situations, the inventory is recorded on the balance sheet and valued at the lower of cost or net realizable value. The Company records inventory within prepaid expenses, prepaid income taxes and other current assets within the Unaudited Condensed Consolidated Balance Sheets.

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

In addition to the 2020 CO Plan, on December 9, 2020 CarOffer entered into a Vesting Agreement (the “Vesting Agreement”)  regarding the vesting of CarOffer equity interests beneficially owned by Bruce Thompson, the founder and CEO of CarOffer, and certain affiliated persons (the “T5 Holders”) in connection with the Company’s anticipated acquisition of a 51% interest in CarOffer. Pursuant to the Vesting Agreement, 432,592 Class CO CarOffer units (the “Subject Units”) beneficially owned by the T5 Holders will vest in three (3) equal installments on the first, second, and third anniversary of the closing of the CarOffer Acquisition. As more particularly described in the Vesting Agreement, unvested Subject Units are subject to forfeiture in the event that Mr. Thompson’s relationship with CarOffer terminates other than in the event of a termination without cause (as defined in the Vesting Agreement) or due to Mr. Thompson’s death or disability. The Vesting Agreement also provides for acceleration of any unvested Subject Units in the event of the termination of Mr. Thompson’s employment with CarOffer without cause, Mr. Thompson’s death or disability, or the consummation of an eligible liquidity event (as defined in the Vesting Agreement).

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

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2021, there are no new accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

Revenue Recognition

The following table summarizes revenue from contracts with customers by geographical region and by revenue source for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States
Marketplace subscription revenue	$134,088	$75,457	$266,116	$208,481
Other revenue	72,496	14,289	103,479	29,271
Total	206,584	89,746	369,595	237,752
International
Marketplace subscription revenue	10,152	4,496	17,689	13,338
Other revenue	1,012	495	1,832	1,336
Total	11,164	4,991	19,521	14,674
Total Revenue
Marketplace subscription revenue	144,240	79,953	283,805	221,819
Other revenue	73,508	14,784	105,311	30,607
Total	$217,748	$94,737	$389,116	$252,426

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2021 was approximately $18.7 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2021. For performance obligations not satisfied as of June 30, 2021, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2021.

Revenue recognized during the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, from amounts included in deferred revenue at the beginning of the period, was approximately $11,986, $5,042, $9,137 and $9,984, respectively.

In response to the COVID-19 pandemic, the Company reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. The Company also waived subscription fees for paying dealers in the United Kingdom for the December 2020 and February 2021 service periods. These fee reductions are included in the Company’s variable consideration assessment. The fee reductions had an immaterial impact on the Company’s revenues for the three and six months ended June 30, 2021 and a material impact on the Company’s revenues for the three and six months ended June 30, 2020.

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

Upon consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), the Company acquired a 51% interest in CarOffer for an aggregate consideration of $173,155 (the “Total Consideration”), such Total Consideration consisting of (a) shares of Class A common stock in the aggregate amount of $103,645 (the “Stock Consideration”) and (b) $69,510 in cash (the “Cash Consideration”). The number of shares of Class A common stock issued following the Closing in connection with the Stock Consideration was 3,115,282, which was calculated by reference to a value of $22.51 per share, which equals the volume-weighted average closing price per share of Class A common stock on the Nasdaq Stock Market for the 28 consecutive trading days ending on the third Business Day (as defined in the Purchase Agreement) preceding the Agreement Date. Pursuant to the Purchase Agreement, the remaining equity in CarOffer (the “Remaining Equity”) is being retained by the then-current equity holders of CarOffer and subject to certain call and put arrangements discussed below.

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

As of June 30, 2021, the Company incurred total acquisition-related costs of $2,647 related to the CarOffer Acquisition, of which $65 and $709 was incurred during the three and six months ended June 30, 2021, respectively, and recorded as general and administrative operating expenses within the Unaudited Condensed Consolidated Income Statements. Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of legal, professional and consulting expenses.

The following table presents the total consideration transferred.

Consideration Transferred
Cash paid, net of cash acquired	$64,273
Cash acquired	5,237
Cash consideration	69,510
Stock consideration	103,645
Total consideration transferred	$173,155

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

Adjusted Fair Value at Date of Acquisition
Cash and cash equivalents	$5,237
Accounts receivable	16,119
Prepaid expenses, prepaid income taxes and other current assets	2,433
Property and equipment, net	198
Intangible assets (1)	104,100
Goodwill (2)	127,500
Operating lease right-of-use assets	709
Accounts payable	(8,888)
Accrued expenses, accrued income taxes, and other current liabilities	(15,513)
Operating lease liabilities - current	(230)
Operating lease liabilities - non-current	(479)
Redeemable noncontrolling interest (3)	(58,031)
Total consideration transferred	$173,155

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

(2)

Goodwill represents the excess value of the purchase price over net assets acquired, primarily attributable to adding wholesale vehicle acquisition and selling capabilities to CarGurus’ portfolio of dealer offerings. All goodwill is assigned to the United States reporting segment. For tax purposes, $29,006 of the goodwill is estimated to be deductible under IRC Section 197 and will be concluded upon finalization of the transaction cost study. In connection with the transaction, the Company accelerated certain stock options deemed to be outside of consideration transferred. Therefore, the Company recognized an additional $1,229 of stock-based compensation expense during the three months ended June 30, 2021.

(3)

The fair value of the redeemable noncontrolling interest has been estimated using the Least Square Monte Carlo Simulation approach. Significant inputs include market price of risk, volatility, correlation and risk-free rate.

In addition, the Company, TopCo, each Member and CarOffer MidCo, LLC, a Delaware limited liability company, entered into the Second Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2020 (the “CarOffer Operating Agreement”), pursuant to which, among other matters, the Company secured the right to appoint a majority of the members of the Board of Managers of CarOffer, other rights customary for a transaction of this nature and the put and call rights described below.

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

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and six months ended June 30, 2021 and 2020 and the unaudited results of CarOffer for the three and six months ended June 30, 2021 and 2020, and assumes that the CarOffer Acquisition, which closed on January 14, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, and compensation expense for ongoing share-based compensation arrangements replaced, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the CarOffer Acquisition actually taken place on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after June 30, 2021, including, but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the CarOffer Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$217,748	$98,341	$392,055	$261,535
Consolidated net income (loss) (1)	$28,755	$(7,223)	$47,941	$(5,522)

(1)

For the three months ended June 30, 2021, pro forma consolidated net income includes $7,275 and $7,123 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the three months ended June 30, 2020, pro forma consolidated net loss includes $7,275 and $7,123 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the six months ended June 30, 2021, pro forma consolidated net income includes $14,550 and $8,730 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the six months ended June 30, 2020, pro forma consolidated net loss includes $14,550 and $8,545 related to intangibles amortization and stock-based compensation for CarOffer, respectively.

$57,289 of revenue and $1,720 of net loss attributable to CarOffer is included in our Unaudited Condensed Consolidated Income Statement for the three months ended June 30, 2021. $72,855 of revenue and $9,089 of net loss attributable to CarOffer is included in our Unaudited Condensed Consolidated Income Statement from the acquisition date of January 14, 2021 to June 30, 2021.

5. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and at December 31, 2020:

	At June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$132,474	$—	$—	$132,474
Investments:
Certificates of deposit	—	85,000	—	85,000
Total	$132,474	$85,000	$—	$217,474

	At December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$112,431	$—	$—	$112,431
Investments:
Certificates of deposit	—	100,000	—	100,000
Total	$112,431	$100,000	$—	$212,431

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of June 30, 2021 and December 31, 2020. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the six months ended June 30, 2021 or the year ended December 31, 2020.

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

Certificates of deposit at June 30, 2021 and at December 31, 2020 had maturity dates of one year or less.

The following is a summary of investments as of June 30, 2021 and December 31, 2020, respectively:

	At June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$85,000	$—	$—	$85,000
Total	$85,000	$—	$—	$85,000

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	At June 30, 2021	At December 31, 2020
Computer equipment	$8,589	$8,108
Capitalized software	149	149
Capitalized website development	19,313	16,328
Furniture and fixtures	8,240	7,320
Leasehold improvements	24,057	20,507
Construction in progress	588	1,024
Finance lease right-of-use assets	653	41
	61,589	53,477
Less accumulated depreciation and amortization	(29,948)	(25,994)
Property and equipment, net	$31,641	$27,483

Depreciation and amortization expense, excluding amortization of intangible assets, was $2,293, $2,872, $4,313 and $5,430 for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2020	$29,129
CarOffer acquisition (1)	127,500
Foreign currency translation adjustment	(531)
Balance at June 30, 2021	$156,098

(1)	See Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2021, there have been no events or changes in circumstance that the carrying value may not be recoverable. As of December 31, 2020, the Company assessed its goodwill for impairment and concluded that there was no impairment.

Other Intangible Assets

Intangible assets as of June 30, 2021 and December 31, 2020 consist of the following:

	At June 30, 2021
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	9.9	32,406	2,679	$29,727
Customer relationships	2.5	19,874	4,003	15,871
Developed technology	2.5	65,214	10,464	54,750
Total		$117,494	$17,146	$100,348

	At December 31, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	8.4	$9,405	$1,235	$8,170
Customer relationships	1.6	1,886	938	948
Developed technology	1.0	2,213	469	1,744
Total		$13,504	$2,642	$10,862

The Company recorded amortization expense related to intangible assets of $7,858, $485, $14,504, and $917 for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of June 30, 2021, there have been no events or changes in circumstances that could impact the recoverability of these assets. As of December 31, 2020, the Company assessed its intangible assets for impairment and concluded that there was no impairment.

Estimated amortization expense of intangible assets for future periods as of June 30, 2021 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2021	$15,725
2022	31,062
2023	30,336
2024	4,206
2025	3,060
2026	3,060
Thereafter	12,899
Total	$100,348

8. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At June 30, 2021	At December 31, 2020
Accrued income taxes	$7,828	$233
Accrued bonus	8,363	10,845
Accrued commissions	2,612	3,941
Other accrued expenses and other current liabilities	14,591	9,732
Total	$33,394	$24,751

9. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment and internal use software and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows as of June 30, 2021. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; Plano, Texas; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of June 30, 2021, there were no material changes in the Company’s material leases from those disclosed in the Annual Report, other than as discussed below.

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

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At June 30, 2021 and December 31, 2020, restricted cash was $19,357 and $10,627, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. Restricted cash at June 30, 2021 also includes pass-through payments from customers related to the Company’s wholesale business. At June 30, 2021 and December 31, 2020, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

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

Based on historical experience and information known at June 30, 2021 and December 31, 2020, the Company has not incurred any costs for guarantees or indemnities.

10. Stock-based Compensation

Equity Incentive Plans

The 2020 CO Plan provides for the issuance of incentive interests to CarOffer’s employees, officers, managers, and consultants.  The 2020 CO Plan authorized up to an aggregate of 485,714 incentive interests for such issuances. The Vesting Agreement provides for the vesting of the Subject Units beneficially owned by the T5 Holders, which vest in accordance with the terms described in Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Stock-based Compensation Expense

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	$635	$3	$1,252	$17
Restricted stock units	13,944	11,920	27,687	23,587
CO Incentive Units	7,961	—	8,994	—
Total stock-based compensation expense	$22,540	$11,923	$37,933	$23,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$109	$85	$201	$184
Sales and marketing expense	3,571	3,064	6,323	5,756
Product, technology, and development expense	6,230	5,316	12,002	10,721
General and administrative expense	12,630	3,458	19,407	6,943
Total stock-based compensation expense	$22,540	$11,923	$37,933	$23,604

Excluded from stock-based compensation expense is $866, $419, $1,435 and $667 of capitalized website development and internal-use software costs for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, the Company withheld 126,703, 119,009, 289,653 and 225,943 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options. The shares withheld return to the authorized, but unissued pool under the 2017 Plan and can be reissued by the Company. Total payments to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options were $3,167, $2,389, $8,208 and $5,786 for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

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

During the three months ended June 30, 2021, holders of Class B common stock did not convert any shares of Class B common stock to Class A common stock. During the three months ended June 30, 2020, holders of Class B common stock converted 3,748 shares of Class B common stock to Class A common stock. During the six months ended June 30, 2021 and 2020, holders of Class B common stock converted 929,597 and 339,489 shares of Class B common stock to Class A common stock, respectively.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CarOffer noncontrolling interest and incentive units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Consolidated net income	$27,396	$7,131	$46,947	$19,827
Less: Net income (loss) attributable to redeemable noncontrolling interest	(656)	—	(3,466)	—
Net income attributable to common stockholders — basic	$28,052	$7,131	$50,413	$19,827
Add: Net income (loss) attributable to redeemable noncontrolling interest	(656)	—	(656)	—
Net income attributable to common stockholders — diluted	$27,396	$7,131	$49,757	$19,827
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	117,124,895	112,734,393	116,722,913	112,544,743
Dilutive effect of share equivalents resulting from stock options	450,512	674,063	481,802	735,474
Dilutive effect of share equivalents resulting from unvested restricted stock units	300,916	329,009	360,363	667,024
Dilutive effect of share equivalents resulting from CarOffer incentive units and noncontrolling interest	1,577,781	—	788,891	—
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	119,454,104	113,737,465	118,353,969	113,947,241
Net income per share attributable to common stockholders:
Basic	$0.24	$0.06	$0.43	$0.18
Diluted	$0.23	$0.06	$0.42	$0.17

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options outstanding	588,490	—	457,714	—
Restricted stock units outstanding	2,849,737	3,277,151	2,671,279	3,051,380

In addition, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 were excluded from the calculation of weighted average shares used to compute Diluted EPS for both the three and six months ended June 30, 2021 as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares.

12. Income Taxes

During the three months ended June 30, 2021, the Company recorded an income tax provision of $11,142, representing an effective tax rate of 28.4%. The effective tax rate for the three months ended June 30, 2021 was greater than the statutory tax rate of 21% principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following the Company’s initial public offering (“IPO”), partially offset by federal and state research and development tax credits.

During the six months ended June 30, 2021, the Company recorded an income tax provision of $17,604, representing an effective tax rate of 25.9%. The effective tax rate for the six months ended June 30, 2021 was higher than the statutory tax rate of 21% principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following the IPO, partially offset by federal and state research and development tax credits.

During the three months ended June 30, 2020, the Company recorded an income tax provision of $2,052, representing an effective tax rate of 22.3%. The effective tax rate for the three months ended June 30, 2020 was higher than the statutory tax rate of 21% principally due to permanent non-deductible expenses and shortfalls on the taxable compensation of share-based awards, partially offset by federal and state research and development tax credits.

During the six months ended June 30, 2020, the Company recorded an income tax provision of $2,103, representing an effective tax rate of 9.6%. The effective tax rate for the six months ended June 30, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act, excess stock deductions from the taxable compensation of stock-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2017 and prior as a result of applicable statute of limitations of the Internal Revenue Service (“IRS”) and state jurisdictions. The Company is currently open to examination in its foreign jurisdictions for tax years 2018 and after. In 2019, the IRS commenced a federal employment tax audit with respect to the 2018, 2017 and 2016 calendar years and expanded the audit to cover tax year 2019 as part of the audit settlement in July 2021. In 2020, the State of New York commenced a sales tax audit of the Company for the tax years 2014 to 2020, which is still open.

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

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenue:
United States	$206,584	$89,746	$369,595	$237,752
International	11,164	4,991	19,521	14,674
Total revenue	$217,748	$94,737	$389,116	$252,426

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment income (loss) from operations:
United States	$40,194	$15,337	$69,584	$35,599
International	(1,717)	(6,628)	(5,316)	(14,871)
Total income from operations	$38,477	$8,709	$64,268	$20,728

The Company ceased the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

As of June 30, 2021, total assets held outside of the United States were $33,537, primarily attributable to $16,119 of goodwill. As of December 31, 2020, total assets held outside of the United States were $32,012, primarily attributable to $16,652 of goodwill and $3,571 of intangible assets.

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

Company Overview

CarGurus is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer online wholesale platform. The CarGurus marketplace gives consumers the confidence to purchase or sell a vehicle either online or in-person; and gives dealerships the power to accurately price, effectively market, instantly acquire and quickly sell vehicles, all with a nationwide reach. We use our proprietary technology, search algorithms and data analytics to bring trust, transparency and competitive pricing to the automotive shopping experience.

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

Our revenue for the three months ended June 30, 2021 was $217.7 million, a 130% increase from $94.7 million of revenue in the three months ended June 30, 2020. For the three months ended June 30, 2021, we generated consolidated net income of $27.4 million and Adjusted EBITDA of $66.4 million, compared to consolidated net income of $7.1 million and Adjusted EBITDA of $27.5 million for the three months ended June 30, 2020.

Our revenue for the six months ended June 30, 2021 was $389.1 million, a 54% increase from $252.4 million of revenue in the six months ended June 30, 2020. For the six months ended June 30, 2021, we generated consolidated net income of $46.9 million and Adjusted EBITDA of $117.0 million, compared to consolidated net income of $19.8 million and Adjusted EBITDA of $55.2 million for the six months ended June 30, 2020.

See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

COVID-19 Update

The COVID-19 pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March 2020, we temporarily closed all of our offices and began requiring our employees to work remotely until further notice, which has disrupted how we operate our business. In addition, in an effort to limit the spread of COVID-

19, many countries, as well as states and localities in the United States, implemented or mandated significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases. The automotive industry is also facing inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, which have adversely affected the amount of inventory on our websites.

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

Further, because of the significant financial challenges that dealerships have faced, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods. As a result, the level of fees we received from paying dealers materially decreased during the year ended December 31, 2020, resulting in a material decline in our revenue and a material adverse effect to our business. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions, which materially and adversely affected our business for the year ended December 31, 2020. We have also experienced increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all. However, since the second quarter of 2020, cancellations by paying dealers have begun to stabilize, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers. Additionally, while we suspended charging subscription fees for paying dealers in the United Kingdom for the February 2021 service period, during the three and six months ended June 30, 2021, we returned to normal contractual billings in all other markets. Although the fee reductions had a material adverse effect on our revenue for the year ended December 31, 2020 and for the three and six months ended June 30, 2020, they did not have a material adverse impact on the three and six months ended June 30, 2021.

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

	Three Months Ended June 30,
Average Monthly Unique Users	2021	2020
	(in thousands)
United States	32,828	34,048
International	7,763	7,753
Total	40,591	41,801

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

	Three Months Ended June 30,
Average Monthly Sessions	2021	2020
	(in thousands)
United States	81,087	85,901
International	18,017	17,416
Total	99,104	103,317

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

	At June 30
Number of Paying Dealers	2021	2020
United States	23,950	23,806
International	6,777	6,452
Total	30,727	30,258

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

	At June 30
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2021	2020
United States	$5,550	$3,047
International	$1,491	$643
Consolidated	$4,657	$2,517

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

We define Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, restructuring expenses, other income, net, provision for income taxes, and net income attributable to the minority interest in acquired entities. We have presented Adjusted EBITDA within this Quarterly Report, because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business.

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

•	Adjusted EBITDA excludes the provision for income taxes;
•	Adjusted EBITDA excludes the income attributable to the minority interest in acquired entities, adjusted for all prior limitations to Adjusted EBITDA as described above; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Consolidated net income	$27,396	$7,131	$46,947	$19,827
Depreciation and amortization	10,165	3,357	18,831	6,347
Stock-based compensation expense	22,540	11,923	37,933	23,604
Acquisition-related expenses	65	24	709	968
Restructuring expenses (1)	—	3,514	—	3,514
Other income, net	(61)	(474)	(283)	(1,202)
Provision for income taxes	11,142	2,052	17,604	2,103
Consolidated Adjusted EBITDA	71,247	27,527	121,741	55,161
Net income attributable to redeemable noncontrolling interest	(4,805)	—	(4,737)	—
Adjusted EBITDA	$66,442	$27,527	$117,004	$55,161

1)

Excludes stock-based compensation expense of $753 for the three and six months ended June 30, 2020 related to the Expense Reduction Plan, as the amount is already included within the stock-based compensation line item in the Reconciliation of Adjusted EBITDA.

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

Other Revenue

Other revenue consists of revenue relating to the wholesale sale of automobiles, which includes transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers, where CarOffer collects fees from both the buyer and seller. CarOffer also sells vehicles to dealers that CarOffer acquires at other marketplaces or directly from consumers – in these instances, CarOffer collects a transaction fee from the buyer. CarOffer also charges the buyer fees to perform inspection and transportation services for all wholesale transactions.

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

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the three months ended June 30, 2021 and 2020 and a provision for income taxes for the six months ended June 30, 2021 and 2020. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowances against our net deferred tax assets as of June 30, 2021 and December 31, 2020 were both immaterial.

Results of Operations

The following table sets forth our selected consolidated income statements data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$144,240	$79,953	$283,805	$221,819
Other revenue	73,508	14,784	105,311	30,607
Total revenue	217,748	94,737	389,116	252,426
Cost of revenue	50,317	9,880	74,375	21,490
Gross profit	167,431	84,857	314,741	230,936
Operating expenses:
Sales and marketing	66,135	38,583	134,309	132,178
Product, technology, and development	27,630	21,887	52,794	44,971
General and administrative	26,167	14,158	46,681	30,018
Depreciation and amortization	9,022	1,520	16,689	3,041
Total operating expenses	128,954	76,148	250,473	210,208
Income from operations	38,477	8,709	64,268	20,728
Other income, net	61	474	283	1,202
Income before income taxes	38,538	9,183	64,551	21,930
Provision for income taxes	11,142	2,052	17,604	2,103
Consolidated net income	27,396	7,131	46,947	19,827
Net loss attributable to redeemable noncontrolling interest	(656)	—	(3,466)	—
Net income attributable to common stockholders	$28,052	$7,131	$50,413	$19,827

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$206,584	$89,746	$369,595	$237,752
International	11,164	4,991	19,521	14,674
Total	$217,748	$94,737	$389,116	$252,426
Income (Loss) from Operations
United States	$40,194	$15,337	$69,584	$35,599
International	(1,717)	(6,628)	(5,316)	(14,871)
Total	$38,477	$8,709	$64,268	$20,728

The following table sets forth our selected consolidated income statements data as a percentage of revenue for each of the periods indicated. Amounts in tables below may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Marketplace subscription	66%	84%	73%	88%
Other revenue	34	16	27	12
Total revenue	100	100	100	100
Cost of revenue	23	10	19	9
Gross profit	77	90	81	91
Operating expenses:
Sales and marketing	30	41	35	52
Product, technology, and development	13	23	14	18
General and administrative	12	15	12	12
Depreciation and amortization	4	2	4	1
Total operating expenses	59	80	64	83
Income from operations	18	9	17	8
Other income, net	0	1	0	0
Income before income taxes	18	10	17	9
Provision for income taxes	5	2	5	1
Consolidated net income	13	8	12	8
Net loss attributable to redeemable noncontrolling interest	(0)	—	(1)	—
Net income attributable to common stockholders	13%	8%	13%	8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Additional Financial Data:
Revenue
United States	95%	95%	95%	94%
International	5	5	5	6
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	18%	16%	18%	14%
International	(1)	(7)	(1)	(6)
Total	18%	9%	17%	8%

For the three months ended June 30, 2021 and 2020

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$144,240	$79,953	$64,287	80%
Other revenue	73,508	14,784	58,724	397%
Total	$217,748	$94,737	$123,011	130%
Percentage of total revenue:
Marketplace subscription	66%	84%
Other revenue	34	16
Total	100%	100%

Overall revenue increased by $123.0 million, or 130%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Other revenue increased by 397% and marketplace subscription revenue increased by 80%.

Marketplace subscription revenue increased by $64.3 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and represented 66% of total revenue for the three months ended June 30, 2021 and 84% of total revenue for the three months ended June 30, 2020. The increase was due primarily to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic, of which approximately $47 million resulted in revenue reductions during such quarter, with the remaining impact spread over the life of the contract term. The increase in marketplace subscription revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Other revenue increased by $58.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and represented 34% of total revenue for the three months ended June 30, 2021 and 16% of total revenue for the three months ended June 30, 2020. The increase was due primarily to a $57.3 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer.

Revenue by Segment

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
United States	$206,584	$89,746	$116,838	130%
International	11,164	4,991	6,173	124%
Total	$217,748	$94,737	$123,011	130%
Percentage of total revenue:
United States	95%	95%
International	5	5
Total	100%	100%

United States revenue increased $116.8 million, or 130%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to a $57.3 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer. Additionally, the increase was due to approximately $44 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our United States paying dealers during such quarter in response to the COVID-19 pandemic. The increase in United States revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

International revenue increased $6.2 million, or 124%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to approximately $3 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our international paying dealers during such quarter in response to the COVID-19 pandemic. The increase in international revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$50,317	$9,880	$40,437	409%
Percentage of total revenue	23%	10%

Cost of revenue increased $40.4 million, or 409%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to $38.9 million in cost of revenue attributable to our wholesale offerings from CarOffer.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$66,135	$38,583	$27,552	71%
Percentage of total revenue	30%	41%

Sales and marketing expenses increased $27.6 million, or 71%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to a $19.8 million increase in advertising costs and a $1.5 million increase in marketing costs relative to advertising and marketing costs in the second quarter of 2020, during which we implemented cost savings efforts in response to the COVID-19 pandemic. The increase was also due in part to a $4.6 million increase in salaries and employee-related costs. The increase in salaries and employee-related costs was primarily driven by an increase in commissions expense, resulting from a decrease of capitalizable costs to obtain contracts and an increase of non-capitalizable costs to obtain contracts. The increase in sales and marketing expenses was also due in part to a $0.7 million increase in consultant and recruiting expenses and a $0.5 million increase in software subscriptions. The increase for the three months ended June 30, 2021 is inclusive of a $4.2 million increase in sales and marketing expenses associated with CarOffer.

Product, Technology, and Development Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product, technology, and development	$27,630	$21,887	$5,743	26%
Percentage of total revenue	13%	23%

Product, technology, and development expenses increased $5.7 million, or 26%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to a $3.7 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $0.9 million. The increase in salaries and employee-related costs was due primarily to a 35% increase in headcount due in part to our acquisition of CarOffer, and an increase in expected bonus attainment in comparison to the three months ended June 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards and annual retention grants. The increase in product, technology and development expenses was also due to a $1.2 million increase in consultant expenses. The increase for the three months ended June 30, 2021 is inclusive of a $1.8 million increase in product, technology, and development expenses associated with CarOffer.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$26,167	$14,158	$12,009	85%
Percentage of total revenue	12%	15%

General and administrative expenses increased $12.0 million, or 85%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to a $1.3 million increase in salaries and employee related costs, exclusive of stock-based compensation expense, which increased $9.2 million. The increase in salaries and employee-related costs was due primarily to a 21% increase in headcount due primarily to our acquisition of CarOffer, and an increase in expected bonus attainment in comparison to the three months ended June 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards and annual retention grants. The increase in general and administrative expenses is also due in part to a $0.9 million increase in costs related to payment processing and billing due to increased customer transactions as a result of increased revenue and a $0.5 million increase in consulting expenses. The increase for the three months ended June 30, 2021 is inclusive of a $7.1 million increase in general and administrative expenses associated with CarOffer.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$9,022	$1,520	$7,502	494%
Percentage of total revenue	4%	2%

Depreciation and amortization expenses increased $7.5 million, or 494%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from CarOffer.

Other Income, Net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$61	$474	$(413)	(87)%
Percentage of total revenue	0%	1%

Total other income, net decreased $0.4 million, or 87%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $0.3 million decrease in interest income as a result of a decline in interest rates associated with our investments in certificates of deposit during the three months ended June 30, 2021.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$11,142	$2,052	$9,090	443%
Percentage of total revenue	5%	2%

The provision for income taxes recorded during the three months ended June 30, 2021, as compared to the provision for income taxes recorded during the three months ended June 30, 2020 was principally due to increased profitability in excess of tax attributes available to offset.  Additionally, there was $0.6 million tax expense recorded during the three months ended June 30, 2021in connection with the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following our initial public offering, or IPO.

Income (Loss) from Operations by Segment

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$40,194	$15,337	$24,857	162%
International	(1,717)	(6,628)	4,911	(74)
Total	$38,477	$8,709	$29,768	342%
Percentage of segment revenue:
United States	19%	17%
International	(15)%	(133)%

United States income from operations increased $24.9 million, or 162%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due to increases in revenue of $116.8 million, offset in part by an increase in operating expenses of $50.3 and an increase in cost of revenue of $41.6 million.

International loss from operations decreased $4.9 million, or 74%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was due to an increase in revenue of $6.2 million and a decrease in cost of revenue of $1.1 million, offset in part by an increase in operating expenses of $2.4 million.

For the six months ended June 30, 2021 and 2020

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Marketplace subscription	$283,805	$221,819	$61,986	28%
Other revenue	105,311	30,607	74,704	244
Total	$389,116	$252,426	$136,690	54%
Percentage of total revenue:
Marketplace subscription	73%	88%
Other revenue	27	12
Total	100%	100%

Overall revenue increased by $136.7 million, or 54%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Other revenue increased by 244% and marketplace subscription revenue increased by 28%.

Marketplace subscription revenue increased by $62.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and represented 73% of total revenue for the six months ended June 30, 2021 and 88% of total revenue for the six months ended June 30, 2020. The increase was due primarily to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic, of which approximately $47 million resulted in revenue reductions during such quarter, with the remaining impact spread over the life of the contract term. The increase in marketplace subscription revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Other revenue increased by $74.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and represented 27% of total revenue for the six months ended June 30, 2021 and 12% of total revenue for the six months ended June 30, 2020. The increase was due primarily to a $72.9 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer.

Revenue by Segment

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
United States	$369,595	$237,752	$131,843	55%
International	19,521	14,674	4,847	33
Total	$389,116	$252,426	$136,690	54%
Percentage of total revenue:
United States	95%	94%
International	5	6
Total	100%	100%

United States revenue increased $131.8 million, or 55%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $72.9 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer. Additionally, the increase was due to approximately $44 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our United States paying dealers during such quarter in response to the COVID-19 pandemic. The increase in United States revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

International revenue increased $4.8 million, or 64%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to approximately $3 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our international paying dealers during such quarter in response to the COVID-19 pandemic. The increase in international revenue was also due in part to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Cost of Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$74,375	$21,490	$52,885	246%
Percentage of total revenue	19%	9%

Cost of revenue increased $52.9 million, or 246%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to $52.0 million in cost of revenue attributable to our wholesale offerings from CarOffer.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$134,309	$132,178	$2,131	2%
Percentage of total revenue	35%	52%

Sales and marketing expenses increased $2.1 million, or 2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $4.6 million increase in salaries and employee-related costs. The increase in salaries and employee-related costs was primarily driven by an increase in commissions expense, resulting from a decrease of capitalizable costs to obtain contracts and an increase of non-capitalizable costs to obtain contracts. The increase in sales and marketing expense was also due in part to an increase of $1.3 million in marketing costs relative to marketing costs in the second quarter of 2020, during which we implemented cost savings efforts in response to the COVID-19 pandemic. This increase was offset in part by a decrease of $3.8 million in advertising costs due to a gain in efficiency of algorithmic traffic acquisition and a deliberate reduction in spend as a result of marketing conditions, strong consumer demand for cars and automotive inventory supply issues due to global semiconductor chip shortage. The increase for the six months ended June 30, 2021 is inclusive of a $5.1 million increase in sales and marketing expenses associated with CarOffer.

Product, Technology, and Development Expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product, technology, and development	$52,794	$44,971	$7,823	17%
Percentage of total revenue	14%	18%

Product, technology, and development expenses increased $7.8 million, or 17%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $6.0 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $1.3 million. The increase in salaries and employee-related costs was due primarily to a 35% increase in headcount, due in part to our acquisition of CarOffer, and an increase in expected bonus attainment in comparison to the six months ended June 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to annual retention grants and the revaluation of certain liability-based stock awards. The increase for the six months ended June 30, 2021 is inclusive of a $2.8 million increase in product, technology, and development expenses associated with CarOffer.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$46,681	$30,018	$16,663	56%
Percentage of total revenue	12%	12%

General and administrative expenses increased $16.7 million, or 56%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $2.1 million increase in salaries and employee-related costs, exclusive of stock-based compensation expense, which increased $12.5 million. The increase in salaries and employee-related costs was due primarily to a 21% increase in headcount, due primarily to our acquisition of CarOffer, and an increase in expected bonus attainment in comparison to the six months ended June 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards and annual retention grants. The increase in general and administrative expenses is also due in part to a $0.9 million increase in consulting expenses and a $0.8 million increase in costs related to payment processing and billing due to increased customer transactions as a result of increased revenue. The increase for the six months ended June 30, 2021 is inclusive of a $9.1 million increase in general and administrative expenses associated with CarOffer.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$16,689	$3,041	$13,648	449%
Percentage of total revenue	4%	1%

Depreciation and amortization expenses increased $13.6 million, or 449%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from CarOffer.

Other Income, Net

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$283	$1,202	$(919)	(76)%
Percentage of total revenue	0%	0%

Total other income, net decreased $0.9 million, or 76%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a $0.8 million decrease in interest income as a result of a decline in interest rates associated with our investments in certificates of deposit during the six months ended June 30, 2021.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$17,604	$2,103	$15,501	737%
Percentage of total revenue	5%	1%

The provision for income taxes recorded during the six months ended June 30, 2021, as compared to the provision for income taxes recorded during the six months ended June 30, 2020 was principally due to increased profitability in excess of tax attributes available to offset.  Additionally, there was $0.6 million tax expense related to excess stock-based compensation deductions recorded during the six months ended June 30, 2021, compared to $0.5 million tax benefit recorded during the six months ended June 30, 2020.  Furthermore, $0.6 million tax expense was recorded during the six months ended June 30, 2021 in connection with the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following our IPO.

Income (Loss) from Operations by Segment

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$69,584	$35,599	$33,985	95%
International	(5,316)	(14,871)	9,555	(64)
Total	$64,268	$20,728	$43,540	210%
Percentage of segment revenue:
United States	19%	15%
International	(27)%	(101)%

United States income from operations increased $34.0 million, or 95%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was due to increases in revenue of $131.8 million, offset in part by increases in cost of revenue of $54.7 million and increases in operating expenses of $43.1 million.

International loss from operations decreased $9.6 million, or 64%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due to increases in revenue of $4.8 million, decreases in operating expenses of $2.9 million and decreases in cost of revenue of $1.9 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At June 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $184.6 million and $190.3 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $85.0 million and $100.0 million, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$81,335	$34,928
Net cash (used in) provided by investing activities	(56,054)	43,422
Net cash used in financing activities	(22,073)	(4,875)
Impact of foreign currency on cash	(135)	24
Net increase in cash, cash equivalents, and restricted cash	$3,073	$73,499

Our operations have been financed primarily from operating activities. We generated cash from operating activities of $81.3 million during the six months ended June 30, 2021, and $34.9 million during the six months ended June 30, 2020.

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

Operating Activities

Cash provided by operating activities of $81.3 million during the six months ended June 30, 2021 was due primarily to consolidated net income of $46.9 million, adjusted for $28.7 million of stock-based compensation expense for equity classified awards, $18.8 million of depreciation and amortization, $6.5 million of amortization of deferred contract costs, $2.3 million of deferred taxes, and $0.5 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $15.6 million increase in accrued expenses, accrued income taxes and other liabilities, a $15.3 million increase in accounts payable, and a $4.0 million increase in deferred revenue. The increases in cash flow from operations were partially offset by a $48.0 million increase in accounts receivable, net, a $5.1 million increase in deferred contract costs and a $4.0 million increase in prepaid expenses, prepaid income taxes, and other assets.

Cash provided by operating activities of $34.9 million during the six months ended June 30, 2020 was due primarily to net income of $19.8 million, adjusted for $23.4 million of stock-based compensation expense for equity classified awards, $6.3 million of depreciation and amortization, $5.6 million of amortization of deferred contract costs, $4.7 million of deferred taxes, and $1.7 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $5.7 million decrease in accounts receivable, a $2.8 decrease in prepaid expenses, prepaid income taxes, and other assets, and a $0.9 million increase in lease obligations. The increases in cash flow from operations were partially offset by a $25.9 million decrease in accounts payable, a $4.1 million decrease in accrued expenses, accrued income taxes, and other liabilities, a $4.1 million increase in deferred contract costs and a $1.8 million decrease in deferred revenue.

Investing Activities

Cash used in investing activities of $56.1 million during the six months ended June 30, 2021 was due to $64.3 million of cash paid for acquisitions, net of cash acquired, $4.7 million of purchases of property and equipment and $2.1 million related to the capitalization of website development costs, offset in part by $60 million of maturities of certificates of deposit, net of investments in certificates of deposit of $45 million.

Cash provided by investing activities of $43.4 million during the six months ended June 30, 2020 was due to maturities of certificates of deposit of $68.7 million, offset in part by $21.0 million of cash paid for acquisitions, $2.6 million of purchases of property and equipment, and $1.7 million related to the capitalization of website development costs.

Financing Activities

Cash used in financing activities of $22.1 million during the six months ended June 30, 2021 was due primarily to CarOffer’s repayment of a line of credit of $14.3 million and our payment of withholding taxes on net share settlements of restricted stock units of $8.2 million, partially offset by $0.4 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, or leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

For a detailed explanation of the judgments made in these areas, refer to Note 2 to our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Interest Rate Risk

We did not have any long-term borrowings at June 30, 2021 or at December 31, 2020.

We had cash, cash equivalents, and investments of $269.6 million and $290.3 million at June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates ranging from six to nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2021 and December 31, 2020, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

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

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, in response to the increasing cancelations and the drop in consumer demand at the beginning of the COVID-19 pandemic, we reduced our spending on brand advertising and traffic acquisition, which contributed to fewer consumers using our platform during the year ended December 31, 2020 and each of the three months ended March 31, 2021 and June 30, 2021 compared to the prior periods, which in turn has, and may continue to, materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, we may not in the future fully restore prior spending levels if we elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic, which may also materially and adversely affect our business.

Further, because of the significant financial challenges that dealerships have faced and continue to face as a result of the COVID-19 pandemic, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods. As a result, the level of fees we received from paying dealers materially decreased during the year ended December 31, 2020, resulting in a material decline in our revenue and a material adverse effect to our business. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions, which materially and adversely affected our business for the year ended December 31, 2020. We may again in the future experience increased cancellations and/or slowed paying dealer additions and as a result may decide to re-institute further billings relief as we continue to assess the effects of the COVID-19 pandemic on our paying dealers and business operations. During the COVID-19 pandemic, we have also experienced, and may continue to experience, increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

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

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplaces beyond a committed term. As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which has caused a material adverse impact on our revenues during the year ended December 31, 2020 compared to the prior period, and it is possible that advertising customers will continue to cancel or reduce their advertising with us as they continue to experience the effects of the COVID-19 pandemic. In addition, a reduction in consumer visits to our sites as a result of the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated during the year ended December 31, 2020 and each of the three months ended March 31, 2021 and June 30, 2021 compared to the prior periods, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

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

Our revenue decreased to $551.5 million for the year ended December 31, 2020 from $588.9 million for the year ended December 31, 2019, representing a 6% decrease between such periods – which we primarily attribute to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic – and increased to $389.1 million for the six months ended June 30, 2021 from $252.4 million for the six months ended June 30, 2020, representing a 54% increase between such periods. Our revenue for the remainder of 2021 and beyond may continue to be impacted by the COVID-19 pandemic. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines further or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

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

In January 2021, we announced the promotion of Jason Trevisan from Chief Financial Officer and President, International to the role of Chief Executive Officer, and the transition of Langley Steinert from Chief Executive Officer to Executive Chairman. Additionally, Scot Fredo, our former Senior Vice President, Financial Planning & Analysis, was appointed to succeed Jason Trevisan in the role of Chief Financial Officer. Furthermore, effective July 1, 2021, Kyle Lomeli separated from the Company in his role as Chief Technology Officer. We may face risks related to these and other transitions in our leadership team, including the disruption of our operations and the depletion of our institutional knowledge base.

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

In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term best interests of our marketplaces, even if such decisions negatively impact our results of operations in the short term. For example, during select monthly service periods in 2020 and 2021, we provided paying dealers with marketplace subscriptions at no cost or at a discount in an effort to help our paying dealers maintain their business health during the COVID-19 pandemic. However, such strategies may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, and financial results could be harmed.

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

We have been, and expect in the future to be, subject to claims and litigation alleging that we infringe others’ intellectual property rights, including the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may also learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. In addition, we could be subject to lawsuits where consumers and dealers posting content on our websites disseminate materials that infringe the intellectual property rights of third parties.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. In addition, reduction of our marketing spend in response to COVID-19-related expense management and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced. In addition, the volume of wholesale vehicle sales fluctuates from quarter to quarter and as a result of macroeconomic issues, such as the global semiconductor chip shortage, which may have a corresponding impact on our results of operations. This variability is caused by several factors including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

Failure to deal effectively with fraud or other illegal activity could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

Based on the nature of our business, we are exposed to potential fraudulent and illegal activity in our marketplaces, including: listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; receipt of fraudulent leads that we may send to our dealers; and deceptive practices in our peer-to-peer marketplace. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity. Further, the measures that we use to detect and limit the occurrence of fraudulent and illegal activity must be dynamic, as technologies and ways to commit fraud and illegal activity are continually evolving. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

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

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, wholesale, and car-buying services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include: online automotive marketplaces and websites; internet search engines; peer-to-peer marketplaces; social media marketplaces; sites operated by automobile dealers; online dealerships; and vehicle auction companies. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

We must maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

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

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows. We are also regularly subject to audits by tax authorities. For example, we are currently under New York State sales and uses tax audit for tax years 2014 – 2020. Any adverse development or outcome in connection with these tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1#	Amendment to Separation Agreement, dated May 4, 2021, by and between the Registrant and Kyle Lomeli.	10-Q	001-38233	May 7, 2021	10.4
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.					X

#	Indicates a management contract or compensatory plan.
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

CarGurus, Inc.

Date: August 5, 2021	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Scot Fredo
Scot Fredo
Chief Financial Officer (Principal Financial Officer)