Form 10-Q
period 2021-09-30
CarGurus, Inc.
filed 2021-11-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 101,684,111 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the value proposition of our product offerings for dealers and consumers;
•
our ability to deliver quality leads at a high volume for our dealer customers;
•
our ability to maintain and acquire new customers;
•
our ability to maintain and build our brand;
•
our ability to succeed internationally;
•
our ability to realize benefits from our acquisitions and successfully implement the integration strategies in connection therewith;
•
our expectations regarding future share issuances and the exercise of put and call rights in connection with potentially acquiring additional equity interests in CarOffer, LLC, as well as the associated valuation of redeemable noncontrolling interests;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At September 30, 2021	At December 31, 2020
Assets
Current assets
Cash and cash equivalents	$231,091	$190,299
Investments	90,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $602 and $616, respectively	85,182	18,235
Inventory	6,395	—
Prepaid expenses, prepaid income taxes and other current assets	13,183	12,385
Deferred contract costs	9,905	10,807
Restricted cash	5,753	250
Total current assets	441,509	331,976
Property and equipment, net	29,569	27,483
Intangible assets, net	92,421	10,862
Goodwill	155,707	29,129
Operating lease right-of-use assets	63,841	60,835
Restricted cash	10,377	10,377
Deferred tax assets	13,741	19,774
Deferred contract costs, net of current portion	6,866	9,189
Other non-current assets	5,886	2,673
Total assets	$819,917	$502,298
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$55,340	$21,563
Accrued expenses, accrued income taxes and other current liabilities	21,922	24,751
Deferred revenue	12,517	9,137
Operating lease liabilities	12,671	11,085
Total current liabilities	102,450	66,536
Operating lease liabilities	61,013	58,810
Deferred tax liabilities	19	291
Other non–current liabilities	12,546	3,075
Total liabilities	176,028	128,712
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	54,633	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 101,003,874 and 94,310,309 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	101	94
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 16,470,842 and 19,076,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16	19
Additional paid-in capital	379,808	242,181
Retained earnings	209,024	129,412
Accumulated other comprehensive income	307	1,880
Total stockholders’ equity	589,256	373,586
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$819,917	$502,298

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$222,915	$147,472	$612,031	$399,898
Cost of revenue(1)	60,033	9,762	134,408	31,252
Gross profit	162,882	137,710	477,623	368,646
Operating expenses:
Sales and marketing	66,626	57,618	200,935	189,796
Product, technology, and development	26,539	20,758	79,333	65,729
General and administrative	20,414	14,279	67,095	44,297
Depreciation and amortization	9,227	1,488	25,916	4,529
Total operating expenses	122,806	94,143	373,279	304,351
Income from operations	40,076	43,567	104,344	64,295
Other income, net	143	205	426	1,407
Income before income taxes	40,219	43,772	104,770	65,702
Provision for income taxes	10,952	11,209	28,556	13,312
Consolidated net income	29,267	32,563	76,214	52,390
Net income (loss) attributable to redeemable noncontrolling interest	68	—	(3,398)	—
Net income attributable to common stockholders	$29,199	$32,563	$79,612	$52,390
Net income per share attributable to common stockholders: (Note 11)
Basic	$0.25	$0.29	$0.68	$0.46
Diluted	$0.24	$0.29	$0.66	$0.46
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	117,412,164	113,027,995	116,955,188	112,707,003
Diluted	120,438,373	113,966,863	119,051,228	113,732,616

(1)
Includes depreciation and amortization expense for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020 of $1,429, $944, $3,571, and $4,250, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income	$29,267	$32,563	$76,214	$52,390
Other comprehensive income (loss):
Foreign currency translation adjustment	(738)	1,013	(1,573)	1,001
Consolidated comprehensive income	28,529	33,576	74,641	53,391
Less comprehensive income (loss) attributable to redeemable noncontrolling interests	68	—	(3,398)	—
Comprehensive income attributable to common stockholders	$28,461	$33,576	$78,039	$53,391

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net income (loss)	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance at March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655
Net income (loss)	(656)	—	—	—	—	—	28,052	—	28,052
Stock–based compensation expense	—	—	—	—	—	15,253	—	—	15,253
Issuance of common stock upon exercise of stock options	—	36,027	—	—	—	140	—	—	140
Issuance of common stock upon vesting of restricted stock units	—	391,468	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(126,703)	—	—	—	(3,167)	—	—	(3,167)
Conversion of common stock	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	248	248
Balance at June 30, 2021	$54,565	99,060,368	$99	18,146,903	$18	$368,194	$179,825	$1,045	$549,181
Net income	68	—	—	—	—	—	29,199	—	29,199
Stock–based compensation expense	—	—	—	—	—	14,581	—	—	14,581
Issuance of common stock upon exercise of stock options	—	43,909	—	—	—	139	—	—	139
Issuance of common stock upon vesting of restricted stock units	—	338,509	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(114,973)	—	—	—	(3,106)	—	—	(3,106)
Conversion of common stock	—	1,676,061	2	(1,676,061)	(2)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(738)	(738)
Balance at September 30, 2021	$54,633	101,003,874	$101	16,470,842	$16	$379,808	$209,024	$307	$589,256

Balance at December 31, 2019	$—	91,819,649	$92	20,314,644	$20	$205,234	$51,859	$(350)	256,855
Net income	—	—	—	—	—	—	12,696	—	12,696
Stock–based compensation expense	—	—	—	—	—	11,793	—	—	11,793
Issuance of common stock upon exercise of stock options	—	160,668	—	—	—	514	—	—	514
Issuance of common stock upon vesting of restricted stock units	—	308,303	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(106,934)	—	—	—	(3,397)	—	—	(3,397)
Conversion of common stock	—	335,741	—	(335,741)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(493)	(493)
Balance at March 31, 2020	$—	92,517,427	$93	19,978,903	$20	$214,143	$64,555	$(843)	$277,968
Net income	—	—	—	—	—	—	7,131	—	7,131
Stock–based compensation expense	—	—	—	—	—	12,249	—	—	12,249
Issuance of common stock upon exercise of stock options	—	84,796	—	—	—	415	—	—	415
Issuance of common stock upon vesting of restricted stock units	—	375,645	—	—	—	—	—	—	—
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	—	(119,009)	—	—	—	(2,389)	—	—	(2,389)
Conversion of common stock	—	3,748	—	(3,748)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	481	481
Balance at June 30, 2020	$—	92,862,607	$93	19,975,155	$20	$224,418	$71,686	$(362)	$295,855
Net income	—	—	—	—	—	—	32,563	—	32,563
Stock–based compensation expense	—	—	—	—	—	11,684	—	—	11,684
Issuance of common stock upon exercise of stock options	—	31,523	—	—	—	66	—	—	66
Issuance of common stock upon vesting of restricted stock units	—	335,153	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(111,370)	—	—	—	(2,922)	—	—	(2,922)
Conversion of common stock	—	898,655	1	(898,655)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,013	1,013
Balance at September 30, 2020	$—	94,016,568	$94	19,076,500	$19	$233,246	$104,249	$651	$338,259

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Consolidated net income	$76,214	$52,390
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	29,487	8,779
Currency gain on foreign denominated transactions	(72)	(32)
Deferred taxes	5,774	14,769
Provision for doubtful accounts	727	1,742
Stock-based compensation expense	42,551	34,403
Amortization of deferred contract costs	9,643	8,595
Impairment of website development costs	2,351	—
Changes in operating assets and liabilities:
Accounts receivable, net	(51,595)	5,954
Inventory	(4,057)	—
Prepaid expenses, prepaid income taxes, and other assets	(2,970)	7,104
Deferred contract costs	(6,522)	(6,922)
Accounts payable	24,548	(19,745)
Accrued expenses, accrued income taxes, and other liabilities	4,808	1,726
Deferred revenue	3,390	(313)
Lease obligations	786	356
Net cash provided by operating activities	135,063	108,806
Investing Activities
Purchases of property and equipment	(4,935)	(2,732)
Capitalization of website development costs	(4,145)	(3,045)
Cash paid for acquisitions, net of cash acquired	(64,273)	(21,056)
Investments in certificates of deposit	(90,000)	—
Maturities of certificates of deposit	100,000	111,692
Net cash (used in) provided by investing activities	(63,353)	84,859
Financing Activities
Proceeds from exercise of stock options	537	995
Payment of finance lease obligations	(29)	(28)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(11,314)	(8,708)
Repayment of line of credit	(14,250)	—
Net cash used in financing activities	(25,056)	(7,741)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(359)	171
Net increase in cash, cash equivalents, and restricted cash	46,295	186,095
Cash, cash equivalents, and restricted cash at beginning of period	200,926	70,723
Cash, cash equivalents, and restricted cash at end of period	$247,221	$256,818
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,798	$875
Unpaid purchases of property and equipment and internal-use software	$504	$165
Capitalized stock-based compensation expense in website development and internal-use software costs	$2,212	$1,323
Cash paid for operating lease liabilities	$12,320	$10,329
Obtaining a right-of-use asset in exchange for a finance lease liability	$664	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$12,336	$—
Issuance of stock for acquisition	$103,645	$—

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

The Company operates principally in the United States. In the United States, it also operates as independent brands the Autolist online marketplace, which it wholly owns, and the CarOffer, LLC (“CarOffer”) digital wholesale marketplace, in which it has a 51% interest. In addition to the United States, the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, it also operates as an independent brand the PistonHeads online marketplace, which it wholly owns. The Company also operated online marketplaces in Germany, Italy, and Spain until it ceased the operations of each of these marketplaces in the second quarter of 2020.

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020, results of operations, comprehensive income, changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021 (the “Annual Report”).

While the Company disclosed other non-current liabilities separately in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 present other non-current liabilities with accrued expenses, accrued income taxes and other current liabilities to conform to the current year presentation, as other non-current liabilities did not meet the threshold for separate disclosure.

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

For the three and nine months ended September 30, 2021 and 2020, no individual customer accounted for more than 10% of total revenue.

As of September 30, 2021, two customers accounted for 30% and 15% of net accounts receivable, respectively. As of December 31, 2020, one customer accounted for approximately 10% of net accounts receivable.

Included in net accounts receivable at September 30, 2021 and December 31, 2020 are $6,694 and $7,426, respectively, of unbilled accounts receivable relating primarily to advertising customers billed in a period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed, other than those impacted by the acquisition of a 51% interest in CarOffer and recently issued equity awards, as described below.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021, the Company became a party with the noncontrolling equity holders of CarOffer to the CarOffer Operating Agreement (as defined in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), which, among other matters, sets forth certain put and call rights described in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. The CarOffer Operating Agreement provides the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which is based on a multiple of earnings. As the purchase is contingently redeemable at the option of the noncontrolling equity holders, the Company classifies the carrying amount of the redeemable noncontrolling interests in the mezzanine section on the Unaudited Condensed Consolidated Balance Sheet, which is presented above the equity section and below the liabilities section. As of the date of Closing (as defined in Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), the noncontrolling interest was recognized at fair value computed using the Least Square Monte Carlo Simulation approach. Significant inputs to the model include market price of risk, volatility, correlation and risk-free rate.

Subsequent to the Company’s acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the redemption value are recorded through retained earnings in the Unaudited Condensed Consolidated Balance Sheet.

Revenue Recognition – Wholesale and Other Revenue and Inventory

The Company generates wholesale and other revenue primarily from revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto-related brand advertisers and revenue from partnerships with financing services companies. CarOffer revenue is comprised entirely of wholesale revenue.

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

For facilitating the purchase and sale of vehicles between dealers, CarOffer generally does not control the vehicle and therefore acts as an agent in the transaction. Revenue earned from the fees for facilitating these transactions is recognized at a point in time when the vehicle is sold and revenue is recognized on a net basis.

For vehicles sold to dealers that are acquired at other marketplaces, CarOffer generally does not control the vehicle and therefore acts as an agent in the transaction. Revenue earned from the fees for facilitating these transactions is recognized at a point in time when the vehicle is sold and revenue is typically recognized on a net basis. In these situations, the inventory is recorded on the balance sheet for the short period of time CarOffer possesses the vehicle title and is valued at the lower of cost or net realizable value.

For vehicles sold to dealers that are acquired directly from consumers, CarOffer is deemed to control the vehicle and therefore is deemed to be the principal in the transaction. Revenue earned from the fees for facilitating these transactions is recognized point in time when the vehicle is sold and revenue is recognized on a gross basis. In these situations, the inventory is recorded on the balance sheet and is valued at the lower of cost or net realizable value.

In certain circumstances, the vehicle may be arbitrated. For the majority of arbitrations, the vehicle is rematched to new buyers. In these situations, CarOffer is not deemed to control the vehicle and therefore is deemed to be an agent in the transaction. Revenue earned from the fees for facilitating these transactions is recognized at a point in time when the vehicle is sold and revenue is recognized on a net basis. In other limited situations, during an arbitration process, CarOffer acquires vehicles in transactions for which it is deemed to control the vehicle and therefore is deemed to be the principal in the transaction. Revenue earned from the fees for facilitating these transactions is recognized point in time and revenue is recognized on a gross basis. In these limited situations, the inventory is recorded on the balance sheet and is valued at the lower of cost or net realizable value.

For inspection and transportation services, CarOffer leverages a network of third-party inspection service providers and transportation carriers. CarOffer is deemed to control both inspection and transportation services as it is primarily responsible for fulfillment and therefore acts as a principal in the transaction. Revenue from fees for inspection services is recognized at the point in time when the inspection is performed and revenue from fees for transportation services is recognized over time as delivery is completed. Revenue from both inspection and transportation services is recognized on a gross basis. Unearned revenue related to unsatisfied performance obligations is recorded as deferred revenue.

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

In connection with the Company’s acquisition of a 51% interest in CarOffer, the then-outstanding unvested incentive units (“CO Incentive Units”) of CarOffer and unvested Class CO CarOffer units (“the Subject Units”) remained outstanding and will vest over the requisite service periods as discussed below.

Grants of the CO Incentive Units are subject to the CarOffer 2020 Equity Incentive Plan, adopted effective November 24, 2020 (the “2020 CO Plan”), the applicable award agreement, and the CarOffer Operating Agreement. Following the Company’s acquisition of the 51% interest in CarOffer on January 14, 2021, remaining unvested incentive interests will vest over a period of three (3) years, one third each on the first, second, and third anniversaries of January 14, 2021, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable vesting date. Under the terms of the grants, vesting of unvested incentive interests is accelerated in the event of (i) a change of control of CarOffer (which, for the avoidance of doubt, does not include the Company’s acquisition of the 51% interest on January 14, 2021), (ii) the death or disability of the grantee, (iii) termination of the grantee’s employment with CarOffer without cause, or (iv) termination of grantee’s employment by the grantee for good reason. Upon termination of a grantee’s continuous service to CarOffer voluntarily by the grantee (other than for good reason) or by CarOffer for cause, all of such grantee’s unvested incentive interests are forfeited. In addition, if a grantee’s continuous service terminates, then CarOffer has the option to repurchase any outstanding incentive interests from the grantee.

In addition to the 2020 CO Plan, on December 9, 2020 CarOffer entered into a Vesting Agreement (the “Vesting Agreement”) regarding the vesting of CarOffer equity interests beneficially owned by Bruce Thompson, the founder and CEO of CarOffer, and certain affiliated persons (the “T5 Holders”) in connection with the Company’s then-anticipated acquisition of a 51% interest in CarOffer. Pursuant to the Vesting Agreement, 432,592 Subject Units beneficially owned by the T5 Holders will vest in three (3) equal installments on the first, second, and third anniversary of the closing of the CarOffer Acquisition. As more particularly described in the Vesting Agreement, unvested Subject Units are subject to forfeiture in the event that Mr. Thompson’s relationship with CarOffer terminates other than in the event of a termination without cause (as defined in the Vesting Agreement) or due to Mr. Thompson’s death or disability. The Vesting Agreement also provides for acceleration of any unvested Subject Units in the event of the termination of Mr. Thompson’s employment with CarOffer without cause, Mr. Thompson’s death or disability, or the consummation of an eligible liquidity event (as defined in the Vesting Agreement).

In connection with the Closing of the Company’s acquisition of the 51% interest in CarOffer, CarOffer reserved 228,571 incentive units (the "2021 Incentive Units") for purposes of establishing an employee incentive equity plan. Thereafter, CarOffer formed CarOffer Incentive Equity, LLC (“CIE”), a Delaware manager-managed limited liability company managed by the Company, and established the CIE 2021 Equity Incentive Plan (the “2021 CO Plan). The 2021 CO Plan and related documentation, including the applicable award agreement, a vesting agreement between CarOffer and CIE, and the CarOffer Operating Agreement, provide for an incentive equity grant structure whereby 2021 Incentive Units will be granted to CIE and 2021 CO Plan grantees will receive an associated equity interest in CIE (the “CIE Interest”), with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. Subject to any modifications as may be approved by the CarOffer Board of Managers in its discretion, grants under the 2021 CO Plan will vest over a period of three (3) years from the grant date, one third each on the first, second, and third anniversaries of the applicable grant date, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable grant date. Upon termination of a grantee’s continuous service to CarOffer, all of such grantee’s unvested 2021 Incentive Units are forfeited. As of September 30, 2021 there had not been any grants of 2021 Incentive Units under the 2021 CO Plan.

CO Incentive Units, Subject Units and 2021 Incentive Units are liability-classified awards because the awards can be put to the Company at a formula price such that the holders do not bear the risks and rewards associated with equity ownership. For liability-classified awards, the fair value is determined on the date of issuance using a Least Square Monte Carlo simulation model. The determination of the fair value is affected by CarOffer’s equity value, EBITDA, Excess Parent Capital (as defined in the CarOffer Operating Agreement), and revenue forecasts that drive the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. Liability-classified awards are remeasured to fair value each period until settlement.

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

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2021, there are no new accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

Revenue Recognition

The following table summarizes revenue from contracts with customers by geographical region and by revenue source for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States
Marketplace subscription revenue	$134,261	$121,814	$400,377	$330,295
Wholesale and other revenue	77,293	16,598	180,772	45,869
Total	211,554	138,412	581,149	376,164
International
Marketplace subscription revenue	10,328	8,139	28,017	21,477
Wholesale and other revenue	1,033	921	2,865	2,257
Total	11,361	9,060	30,882	23,734
Total Revenue
Marketplace subscription revenue	144,589	129,953	428,394	351,772
Wholesale and other revenue	78,326	17,519	183,637	48,126
Total	$222,915	$147,472	$612,031	$399,898

The Company provides disaggregation of revenue based on the marketplace subscription versus wholesale and other revenue classification and based on geographic region in the table above as it believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2021 was approximately $12.2 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under Topic 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2021. For performance obligations not satisfied as of September 30, 2021, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2021.

Revenue recognized during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, from amounts included in deferred revenue at the beginning of the period, was approximately $13,120, $8,195, $9,137 and $9,984, respectively.

In response to the COVID-19 pandemic, the Company reduced the subscription fees for paying dealers by at least 50% on all marketplace subscriptions for the April and May 2020 service periods, as well as provided a fee reduction on all June 2020 marketplace subscriptions of 20% for paying dealers in the United States and Canada and 50% for paying dealers in the United Kingdom. These fee reductions resulted in a modification to contracts with initial contractual periods greater than one month. For any contract modified, the Company calculated the remaining transaction price and allocated the consideration over the remaining performance obligations. The Company also waived subscription fees for paying dealers in the United Kingdom for the December 2020 and February 2021 service periods. These fee reductions are included in the Company’s variable consideration assessment. The fee reductions had an immaterial impact on the Company’s revenues for the three and nine months ended September 30, 2021, as well as the three months ended September 30, 2020. The fee reductions had a material impact on the Company’s revenues for the nine months ended September 30, 2020.

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

As of September 30, 2021, the Company incurred total acquisition-related costs of $2,647 related to the CarOffer Acquisition, of which $709 was incurred during the nine months ended September 30, 2021 and recorded as general and administrative operating expenses within the Unaudited Condensed Consolidated Income Statements. There were no acquisition-related costs incurred during the three months ended September 30, 2021. Acquisition-related costs were excluded from the purchase price allocation as they were primarily comprised of legal, professional and consulting expenses.

The following table presents the total consideration transferred.

Consideration Transferred
Cash paid, net of cash acquired	$64,273
Cash acquired	5,237
Cash consideration	69,510
Stock consideration	103,645
Total consideration transferred	$173,155

The CarOffer Acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total consideration is allocated to the acquired assets and assumed liabilities. The Company’s 51% interest in CarOffer represents a controlling financial interest in the entity as the minority interest holders only have protective rights such that CarOffer is consolidated as of the date of Closing. The following table presents the preliminary purchase price allocation recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet as of the date of Closing, which is subject to finalization for estimates of the fair value of assets acquired and liabilities assumed as of the date of Closing, including, but not limited to tangible assets, intangible assets and tax-related items, and the related tax effects of any changes made:

Adjusted Fair Value at Date of Acquisition
Cash and cash equivalents	$5,237
Accounts receivable	16,119
Inventory	2,338
Prepaid expenses, prepaid income taxes and other current assets	95
Property and equipment, net	198
Intangible assets (1)	104,100
Goodwill (2)	127,500
Operating lease right-of-use assets	709
Accounts payable	(8,888)
Accrued expenses, accrued income taxes, and other current liabilities	(15,513)
Operating lease liabilities - current	(230)
Operating lease liabilities - non-current	(479)
Redeemable noncontrolling interest (3)	(58,031)
Total consideration transferred	$173,155

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
(2)
Goodwill represents the excess value of the purchase price over net assets acquired, primarily attributable to adding wholesale vehicle acquisition and selling capabilities to CarGurus’ portfolio of dealer offerings. All goodwill is assigned to the United States reporting segment. For tax purposes, $28,991 of the goodwill is deductible under IRC Section 197 upon finalization of the transaction cost study. In connection with the transaction, the Company accelerated certain stock options deemed to be outside of consideration transferred. Therefore, the Company recognized an additional $1,229 of stock-based compensation expense during the nine months ended September 30, 2021.
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

The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three and nine months ended September 30, 2021 and 2020 and the unaudited results of CarOffer for the three and nine months ended September 30, 2021 and 2020, and assumes that the CarOffer Acquisition, which closed on January 14, 2021, was completed on January 1, 2020 (the first day of fiscal year 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, and compensation expense for ongoing share-based compensation arrangements replaced, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the CarOffer Acquisition actually taken place on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after September 30, 2021, including, but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the CarOffer Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$222,915	$147,472	$614,970	$409,007
Consolidated net income (1)	$29,267	$26,487	$75,897	$20,965

(1)
For the three months ended September 30, 2021, pro forma consolidated net income includes $7,286 and $1,083 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the three months ended September 30, 2020, pro forma consolidated net income includes $7,275 and $1,083 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the nine months ended September 30, 2021, pro forma consolidated net income includes $21,836 and $9,813 related to intangibles amortization and stock-based compensation for CarOffer, respectively. For the nine months ended September 30, 2020, pro forma consolidated net income includes $21,825 and $9,628 related to intangibles amortization and stock-based compensation for CarOffer, respectively.

$62,992 of revenue and $178 of net income attributable to CarOffer is included in our Unaudited Condensed Consolidated Income Statement for the three months ended September 30, 2021. $135,847 of revenue and $8,912 of net loss attributable to CarOffer is included in our Unaudited Condensed Consolidated Income Statement from the Closing date of January 14, 2021 to September 30, 2021.

5. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

The following tables present, for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and at December 31, 2020:

	At September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$167,521	$—	$—	$167,521
Investments:
Certificates of deposit	—	90,000	—	90,000
Total	$167,521	$90,000	$—	$257,521

	At December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$112,431	$—	$—	$112,431
Investments:
Certificates of deposit	—	100,000	—	100,000
Total	$112,431	$100,000	$—	$212,431

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. There were no liabilities that were measured at fair value as of September 30, 2021 and December 31, 2020. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted during the nine months ended September 30, 2021 or the year ended December 31, 2020.

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

Certificates of deposit at September 30, 2021 and at December 31, 2020 had maturity dates of one year or less.

The following is a summary of investments as of September 30, 2021 and December 31, 2020, respectively:

	At September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$90,000	$—	$—	$90,000
Total	$90,000	$—	$—	$90,000

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	At September 30, 2021	At December 31, 2020
Computer equipment	$8,604	$8,108
Capitalized software	149	149
Capitalized website development	19,451	16,328
Furniture and fixtures	8,491	7,320
Leasehold improvements	24,086	20,507
Construction in progress	665	1,024
Finance lease right-of-use assets	610	41
	62,056	53,477
Less accumulated depreciation and amortization	(32,487)	(25,994)
Property and equipment, net	$29,569	$27,483

Depreciation and amortization expense, excluding amortization of intangible assets and internal-use software, was $2,755, $1,937, $7,068 and $7,367 for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to internal-use software was $47 and $61 for the three and nine months ended September 30, 2021. There was no amortization expense related to internal-use software for the three and nine months ended September 30, 2020.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill were as follows:

Balance at December 31, 2020	$29,129
CarOffer acquisition (1)	127,500
Foreign currency translation adjustment	(922)
Balance at September 30, 2021	$155,707

(1)
See Note 4 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2021, there have been no events or changes in circumstance that indicate that the carrying value may not be recoverable. As of December 31, 2020, the Company assessed its goodwill for impairment and concluded that there was no impairment.

Other Intangible Assets

Intangible assets as of September 30, 2021 and December 31, 2020 consist of the following:

	At September 30, 2021
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	9.6	$32,338	$3,444	$28,894
Customer relationships	2.2	19,871	5,660	14,211
Developed technology	2.3	65,212	15,896	49,316
Total		$117,421	$25,000	$92,421

	At December 31, 2020
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	8.4	$9,405	$1,235	$8,170
Customer relationships	1.6	1,886	938	948
Developed technology	1.0	2,213	469	1,744
Total		$13,504	$2,642	$10,862

The Company recorded amortization expense related to intangible assets of $7,854, $495, $22,358, and $1,412 for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively.

The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of September 30, 2021, there have been no events or changes in circumstances that could impact the recoverability of these assets. As of December 31, 2020, the Company assessed its intangible assets for impairment and concluded that there was no impairment.

Estimated amortization expense of intangible assets for future periods as of September 30, 2021 is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2021	$7,874
2022	31,078
2023	30,350
2024	4,144
2025	3,052
2026	3,052
Thereafter	12,871
Total	$92,421

8. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

Accrued expenses, accrued income taxes and other current liabilities consist of the following:

	At September 30, 2021	At December 31, 2020
Accrued bonus	$7,372	$10,845
Accrued commissions	2,841	3,941
Other accrued expenses and other current liabilities	11,709	9,965
Total	$21,922	$24,751

O

9. Commitments and Contingencies

Contractual Obligations and Commitments

All of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment and internal use software and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows as of September 30, 2021. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; Plano, Texas; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of September 30, 2021, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than as discussed below.

On January 25, 2021, CarOffer entered into a sublease in Addison, Texas at 15601 Dallas Parkway for the lease of approximately 61,826 square feet of office space with a non-cancellable lease term through 2030. The sublease commenced on March 1, 2021. CarOffer’s monthly base rent for the premises, which is payable from January 1, 2022, will initially be approximately $152, and will increase each year up to a maximum monthly base rent of approximately $185. In connection with the sublease, CarOffer entered into a financing lease arrangement for furniture and fixtures used in connection with its operations. The term of the financing lease is for the entire period of the sublease. The monthly rent for the furniture and fixtures is included in the sublease monthly rent, with ownership of the furniture and fixtures transferring to CarOffer at the expiration of the lease term. Monthly rent payments are allocated based upon the relative fair value of the office space and furniture of 95% and 5%, respectively. Upon commencement, the right of use asset for the office space and furniture was $12,336 and $664, respectively.

On July 1, 2019, CarOffer entered into a sublease in Plano, Texas at 2701 East Plano Parkway for the lease of approximately 26,971 square feet of office space with a non-cancellable lease term through 2023. The sublease commenced on July 1, 2019. CarOffer’s monthly base rent for the premises, which is payable from July 1, 2019, was initially approximately $21, and will increase each year up to maximum monthly base rent of $22. The Company acquired the lease as part of the CarOffer Acquisition.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recorded as restricted cash within the Unaudited Condensed Consolidated Balance Sheet. At September 30, 2021 and December 31, 2020, restricted cash was $16,130 and $10,627, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases. Restricted cash at September 30, 2021 also includes pass-through payments from customers related to the Company’s wholesale business. At September 30, 2021 and December 31, 2020, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course, agree to guaranty or indemnification obligations for the Company under its contracts with customers. Based on historical experience and information known at September 30, 2021 and December 31, 2020, the Company has not incurred any costs for guarantees or indemnities.

10. Stock-based Compensation

Equity Incentive Plans

The 2020 CO Plan provides for the issuance of CO Incentive Units to CarOffer’s employees, officers, managers, and consultants. The 2020 CO Plan authorized up to an aggregate of 485,714 CO Incentive Units for such issuances.

The Vesting Agreement provides for the vesting of the Subject Units beneficially owned by the T5 Holders, which vest in accordance with the terms described in Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The 2021 CO Plan provides for an incentive equity grant structure whereby 2021 Incentive Units will be granted to CIE and 2021 CO Plan grantees will receive an associated CIE Interest, with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. The 2021 CO Plan authorized up to an aggregate of 228,571 2021 Incentive Units for such issuances.

Stock-based Compensation Expense

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	$630	$—	$1,882	$17
Restricted stock units	13,852	11,030	41,539	34,617
CO Incentive Units and Subject Units	687	—	9,681	—
Total stock-based compensation expense	$15,169	$11,030	$53,102	$34,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$110	$57	$311	$241
Sales and marketing expense	2,717	2,450	9,040	8,206
Product, technology, and development expense	5,583	5,140	17,585	15,861
General and administrative expense	6,759	3,383	26,166	10,326
Total stock-based compensation expense	$15,169	$11,030	$53,102	$34,634

Excluded from stock-based compensation expense is $777, $656, $2,212 and $1,323 of capitalized website development and internal-use software costs for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, the Company withheld 114,973, 111,370, 404,626 and 337,313 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options. The shares withheld return to the authorized, but unissued pool under the 2017 Plan and can be reissued by the Company. Total payments to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options were $3,106, $2,922, $11,314 and $8,708 for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively, and are reflected as a financing activity within the Unaudited Condensed Consolidated Statements of Cash Flows.

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

During the three months ended September 30, 2021 and 2020, holders of Class B common stock converted 1,676,061 and 898,655 shares of Class B common stock to Class A common stock, respectively. During the nine months ended September 30, 2021 and 2020, holders of Class B common stock converted 2,605,658 and 1,238,144 shares of Class B common stock to Class A common stock, respectively.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net income attributable to common stockholders and adjusted to reflect adjustments for net income (loss) attributable to the noncontrolling interest and redemption adjustments to redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CarOffer noncontrolling interest and incentive units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Consolidated net income	$29,267	$32,563	$76,214	$52,390
Less: Net income (loss) attributable to redeemable noncontrolling interest	68	—	(3,398)	—
Net income attributable to common stockholders — basic	$29,199	$32,563	$79,612	$52,390
Add: Net income (loss) attributable to redeemable noncontrolling interest	68	—	(588)	—
Net income attributable to common stockholders — diluted	$29,267	$32,563	$79,024	$52,390
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	117,412,164	113,027,995	116,955,188	112,707,003
Dilutive effect of share equivalents resulting from stock options	418,054	632,581	460,553	701,176
Dilutive effect of share equivalents resulting from unvested restricted stock units	491,175	306,287	403,967	324,437
Dilutive effect of share equivalents resulting from CarOffer incentive units and noncontrolling interest	2,116,980	—	1,231,520	—
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	120,438,373	113,966,863	119,051,228	113,732,616
Net income per share attributable to common stockholders:
Basic	$0.25	$0.29	$0.68	$0.46
Diluted	$0.24	$0.29	$0.66	$0.46

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020, as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options outstanding	588,490	—	501,306	—
Restricted stock units outstanding	2,181,061	2,577,713	2,507,873	2,893,491

In addition, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 were excluded from the calculation of weighted average shares used to compute Diluted EPS for both the three and nine months ended September 30, 2021 as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares.

12. Income Taxes

During the three months ended September 30, 2021, the Company recorded an income tax provision of $10,952, representing an effective tax rate of 27.3%. The effective tax rate for the three months ended September 30, 2021 was higher than the statutory tax rate of 21% principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable in May 2021 upon the expiration of the transition period permitted following the Company’s initial public offering (“IPO”), partially offset by federal and state research and development tax credits.

During the nine months ended September 30, 2021, the Company recorded an income tax provision of $28,556, representing an effective tax rate of 26.4%. The effective tax rate for the nine months ended September 30, 2021 was higher than the statutory tax rate of 21% principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable in May 2021 upon the expiration of the transition period permitted following the IPO, partially offset by federal and state research and development tax credits.

During the three months ended September 30, 2020, the Company recorded an income tax provision of $11,209, representing an effective tax rate of 25.6%. The effective tax rate for the three months ended September 30, 2020 was higher than the statutory tax rate of 21% principally due to state and local income taxes, partially offset by federal and state research and development tax credits.

During the nine months ended September 30, 2020, the Company recorded an income tax provision of $13,312, representing an effective tax rate of 20.3%. The effective tax rate for the nine months ended September 30, 2020 was lower than the statutory tax rate of 21% principally due to a discrete benefit recognized as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act, excess stock deductions from the taxable compensation of stock-based awards and federal and state research and development tax credits, partially offset by state and local income taxes.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2017 and prior as a result of applicable statute of limitations of the Internal Revenue Service (“IRS”) and state jurisdictions. The Company is currently open to examination in its foreign jurisdictions for tax years 2018 and after. In 2019, the IRS commenced a federal employment tax audit with respect to the 2018, 2017 and 2016 calendar years and expanded the audit to cover tax year 2019 as part of the audit settlement in July 2021. In 2020, the State of New York commenced a sales tax audit of the Company for the tax years 2014 to 2020, which closed without adjustment.

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

The United States segment derives revenues from marketplace subscriptions and wholesale and other revenues from customers within the United States. The International segment derives revenues from marketplace subscriptions and other revenues from customers outside of the United States. A majority of the Company’s operational overhead expenses, including technology and personnel costs, and other general and administrative costs associated with running the Company’s business, are incurred in the United States and not allocated to the International segment. Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Segment operating income (loss) does not reflect the transfer pricing adjustments related to the Company’s foreign subsidiaries, which are recorded for statutory reporting purposes. Asset information is assessed and reviewed on a global basis.

Information regarding the Company’s operations by segment and geographical area is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenue:
United States	$211,554	$138,412	$581,149	$376,164
International	11,361	9,060	30,882	23,734
Total revenue	$222,915	$147,472	$612,031	$399,898

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment income (loss) from operations:
United States	$41,931	$46,462	$111,515	$82,061
International	(1,855)	(2,895)	(7,171)	(17,766)
Total income from operations	$40,076	$43,567	$104,344	$64,295

The Company ceased the operations of the International segment online marketplaces in Germany, Italy, and Spain in the second quarter of 2020.

As of September 30, 2021, total assets held outside of the United States were $33,877, primarily attributable to $15,728 of goodwill. As of December 31, 2020, total assets held outside of the United States were $32,012, primarily attributable to $16,652 of goodwill.

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

We operate principally in the United States. In the United States, we also operate as independent brands the Autolist online marketplace, which we wholly own, and CarOffer digital wholesale marketplace, in which we have a 51% interest. In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, we also operate as an independent brand the PistonHeads online marketplace, which we wholly own. We also operated online marketplaces in Germany, Italy, and Spain until we ceased the operations of each of these marketplaces in the second quarter of 2020.

We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Additionally, we have two reportable segments, United States and International. See Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We generate marketplace subscription revenue from dealers primarily through Listings and Dealer Display subscriptions. We generate wholesale and other revenue primarily from revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto-related brand advertisers and revenue from partnerships with financing services companies.

Our revenue for the three months ended September 30, 2021 was $222.9 million, a 51% increase from $147.5 million of revenue in the three months ended September 30, 2020. For the three months ended September 30, 2021, we generated consolidated net income of $29.3 million and Adjusted EBITDA of $62.5 million, compared to consolidated net income of $32.6 million and Adjusted EBITDA of $57.0 million for the three months ended September 30, 2020.

Our revenue for the nine months ended September 30, 2021 was $612.0 million, a 53% increase from $399.9 million of revenue in the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we generated consolidated net income of $76.2 million and Adjusted EBITDA of $179.5 million, compared to consolidated net income of $52.4 million and Adjusted EBITDA of $112.2 million for the nine months ended September 30, 2020.

See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

COVID-19 Update

The COVID-19 pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March 2020, we temporarily closed all of our offices and began requiring our employees to work remotely (subject to limited exceptions) until further notice, which has disrupted how we operate our business. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states and localities in the United States, implemented or mandated significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases. The automotive industry is also facing inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, which have adversely affected the amount of inventory on our websites.

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

Further, because of the significant financial challenges that dealerships have faced, we took measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods. As a result, the level of fees we received from paying dealers materially decreased during the year ended December 31, 2020, resulting in a material decline in our revenue and a material adverse effect to our business. In addition, despite our proactive fee reductions during the second quarter of 2020, we experienced increased customer cancellation rates and slowed paying dealer additions, which materially and adversely affected our business for the year ended December 31, 2020. We have also experienced increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all. However, since the second quarter of 2020, cancellations by paying dealers have begun to stabilize, which we believe resulted from the resumption of consumer activity as well as the fee reductions that we provided to our customers. Additionally, while we suspended charging subscription fees for paying dealers in the United Kingdom for the February 2021 service period, during the three and nine months ended September 30, 2021, we returned to normal contractual billings in all other markets. Although the fee reductions had a material adverse effect on our revenue for the year ended December 31, 2020, they did not have a material adverse impact on the three and nine months ended September 30, 2021.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which disrupted our business and operations during the year ended December 31, 2020. For example, during the second quarter of 2020, we initiated a cost-savings initiative, or the Expense Reduction Plan, that included a reduction in our workforce, a limitation in discretionary spend across our business, and our ceasing certain international operations and expansion efforts. In particular, we ceased marketplace operations in Germany, Italy, and Spain, and halted any new international expansion efforts, which we believe will allow us to focus our financial and human capital resources on our more established international markets in Canada and the United Kingdom. We also reduced consumer marketing across both algorithmic traffic acquisition and brand spend during the year ended December 31, 2020 in comparison to the year ended December 31, 2019 in an effort to reduce expenses and as a result of suppressed dealer inventory and the resulting reduced demand for leads by dealers. However, since the second quarter of 2020, we have increased our consumer marketing expenses, though remaining short of pre-pandemic levels, as consumer activity increased and governments implemented re-opening policies.

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

	Three Months Ended September 30,
Average Monthly Unique Users	2021	2020
	(in thousands)
United States	28,818	38,655
International	7,461	7,784
Total	36,279	46,439

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website and (iii) Greenwich Mean Time for our U.K. websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended September 30,
Average Monthly Sessions	2021	2020
	(in thousands)
United States	71,184	94,288
International	17,119	18,274
Total	88,303	112,562

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

	At September 30
Number of Paying Dealers	2021	2020
United States	23,979	23,659
International	6,775	6,503
Total	30,754	30,162

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

	At September 30
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2021	2020
United States	$5,602	$5,133
International	$1,524	$1,256
Consolidated	$4,704	$4,302

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA:	(in thousands)		(in thousands)
Consolidated net income	$29,267	$32,563	$76,214	$52,390
Depreciation and amortization	10,656	2,432	29,487	8,779
Stock-based compensation expense	15,169	11,030	53,102	34,634
Acquisition-related expenses	—	—	709	968
Restructuring expenses (1)	—	—	—	3,514
Other income, net	(143)	(205)	(426)	(1,407)
Provision for income taxes	10,952	11,209	28,556	13,312
Consolidated Adjusted EBITDA	65,901	57,029	187,642	112,190
Net income attributable to redeemable noncontrolling interest	(3,357)	—	(8,094)	—
Adjusted EBITDA	$62,544	$57,029	$179,548	$112,190

(1)
Excludes stock-based compensation expense of $753 for the nine months ended September 30, 2020 related to the Expense Reduction Plan, as the amount is already included within the stock-based compensation line item in the Reconciliation of Adjusted EBITDA.

Components of Unaudited Condensed Consolidated Income Statements

We derive revenue from two sources: (1) marketplace subscription revenue, which consists primarily of Listings and Dealer Display subscriptions, and (2) wholesale and other revenue, which consists primarily of revenue relating to the wholesale sale of automobiles, display advertising revenue from auto manufacturers and other auto‑related brand advertisers and revenue from partnerships with financing services companies.

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

Wholesale and Other Revenue

Wholesale and other revenue consists of revenue relating to the wholesale sale of automobiles, which includes transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers, where CarOffer collects fees from both the buyer and seller. CarOffer also sells vehicles to dealers that CarOffer acquires at other marketplaces or directly from consumers – in these instances, CarOffer collects a transaction fee from the buyer. CarOffer also charges the buyer fees to perform inspection and transportation services for all wholesale transactions.

Wholesale and other revenue also consists of non-dealer display advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions, or CPM, basis. An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, we also have advertising sold on a cost per click basis. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles.

Wholesale and other revenue also includes revenue from partnerships with certain financing services companies pursuant to which we enable eligible consumers on our CarGurus U.S. website to pre-qualify for financing on cars from dealerships that offer financing through such companies. We primarily generate revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with our lending partners through our site.

We also offer non-dealer display products for the Autolist and PistonHeads websites.

For a description of our revenue accounting policies, see “— Critical Accounting Policies and Significant Estimates.”

Cost of Revenue

Cost of revenue includes expenses incurred to support revenue relating to the wholesale sale of automobiles. These expense include the expenses to facilitate the purchase and sale of vehicles between dealers and from fulfilling buy orders from dealers through the acquisition of vehicles at other marketplaces and directly from consumers. The primary expenses incurred for wholesale transactions include the expenses to transport and inspect vehicles, certain salaries, benefits, incentive compensation and stock-based compensation for employees directly involved in the fulfillment and support of transactions, allocated overhead expenses and other third-party expenses. In limited circumstances, typically during an arbitration process, CarOffer acquires vehicles in transactions for which it is deemed to control the vehicle and recognizes the cost of the vehicle through cost of revenue when the vehicle is sold.

Cost of revenue also includes expenses related to supporting and hosting our digital product offerings. These expenses include salaries, benefits, incentive compensation, and stock-based compensation for our customer support team and third-party service provider expenses such as advertising, data center and networking expenses, allocated overhead expense, depreciation expense associated with our property and equipment, and amortization of capitalized website development costs. We allocate overhead expenses, such as rent and facility expenses, information technology expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. We expect these expenses to increase as we continue to scale our business and introduce new products.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, stock-based compensation, and travel expenses; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of internal-use software; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract is capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience and brand awareness, which will impact our quarterly results of operations.

Product, Technology, and Development

Product, technology, and development expenses, which include research and development expenses, consist primarily of personnel and related expenses for our development team, including salaries, benefits, incentive compensation, stock-based compensation and allocated overhead expense. Other than website development and internal-use software expenses as well as other costs that qualify for capitalization, research and development expenses are expensed as incurred. We expect product, technology, and development expenses to increase as we invest in additional engineering resourcing to develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, people & talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation, in addition to the expenses associated with professional fees for external legal, accounting and other consulting services, insurance premiums, payment processing and billing expenses, and allocated overhead expenses. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to increase as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets.

Other Income, Net

Other income, net consists primarily of transition service agreement income, interest income earned on our cash, cash equivalents, and investments, sublease income and net foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We have recorded a provision for income taxes for the three months ended September 30, 2021 and 2020 and a provision for income taxes for the nine months ended September 30, 2021 and 2020. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our valuation allowances against our net deferred tax assets as of September 30, 2021 and December 31, 2020 were both immaterial.

Results of Operations

The following table sets forth our selected consolidated income statements data for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace subscription	$144,589	$129,953	$428,394	$351,772
Wholesale and other revenue	78,326	17,519	183,637	48,126
Total revenue	222,915	147,472	612,031	399,898
Cost of revenue	60,033	9,762	134,408	31,252
Gross profit	162,882	137,710	477,623	368,646
Operating expenses:
Sales and marketing	66,626	57,618	200,935	189,796
Product, technology, and development	26,539	20,758	79,333	65,729
General and administrative	20,414	14,279	67,095	44,297
Depreciation and amortization	9,227	1,488	25,916	4,529
Total operating expenses	122,806	94,143	373,279	304,351
Income from operations	40,076	43,567	104,344	64,295
Other income, net	143	205	426	1,407
Income before income taxes	40,219	43,772	104,770	65,702
Provision for income taxes	10,952	11,209	28,556	13,312
Consolidated net income	29,267	32,563	76,214	52,390
Net income (loss) attributable to redeemable noncontrolling interest	68	—	(3,398)	—
Net income attributable to common stockholders	$29,199	$32,563	$79,612	$52,390

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Additional Financial Data:
Revenue
United States	$211,554	$138,412	$581,149	$376,164
International	11,361	9,060	30,882	23,734
Total	$222,915	$147,472	$612,031	$399,898
Income (Loss) from Operations
United States	$41,931	$46,462	$111,515	$82,061
International	(1,855)	(2,895)	(7,171)	(17,766)
Total	$40,076	$43,567	$104,344	$64,295

The following table sets forth our selected consolidated income statements data as a percentage of revenue for each of the periods indicated. Amounts in tables below may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Marketplace subscription	65%	88%	70%	88%
Wholesale and other revenue	35	12	30	12
Total revenue	100	100	100	100
Cost of revenue	27	7	22	8
Gross profit	73	93	78	92
Operating expenses:
Sales and marketing	30	39	33	47
Product, technology, and development	12	14	13	16
General and administrative	9	10	11	11
Depreciation and amortization	4	1	4	1
Total operating expenses	55	64	61	76
Income from operations	18	30	17	16
Other income, net	0	0	0	0
Income before income taxes	18	30	17	16
Provision for income taxes	5	8	5	3
Consolidated net income	13	22	12	13
Net income (loss) attributable to redeemable noncontrolling interest	0	—	(1)	—
Net income attributable to common stockholders	13%	22%	13%	13%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Additional Financial Data:
Revenue
United States	95%	94%	95%	94%
International	5	6	5	6
Total	100%	100%	100%	100%
Income (Loss) from Operations
United States	19%	32%	18%	21%
International	(1)	(2)	(1)	(4)
Total	18%	30%	17%	16%

For the three months ended September 30, 2021 and 2020

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
Marketplace subscription	$144,589	$129,953	$14,636	11%
Wholesale and other revenue	78,326	17,519	60,807	347
Total	$222,915	$147,472	$75,443	51%
Percentage of total revenue:
Marketplace subscription	65%	88%
Wholesale and other revenue	35	12
Total	100%	100%

Overall revenue increased by $75.4 million, or 51%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Wholesale and other revenue increased by 347% and marketplace subscription revenue increased by 11%.

Marketplace subscription revenue increased by $14.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and represented 65% of total revenue for the three months ended September 30, 2021 and 88% of total revenue for the three months ended September 30, 2020. The increase in marketplace subscription revenue was due primarily to a 9% growth in our QARSD for paying dealers to $4,704 at September 30, 2021 from $4,302 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases since the third quarter of 2020 and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Wholesale and other revenue increased by $60.8 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and represented 35% of total revenue for the three months ended September 30, 2021 and 12% of total revenue for the three months ended September 30, 2020. The increase was due primarily to a $63.0 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer and was offset in part by a $2.0 million decrease in advertising and consumer financing revenue.

Revenue by Segment

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue
United States	$211,554	$138,412	$73,142	53%
International	11,361	9,060	2,301	25
Total	$222,915	$147,472	$75,443	51%
Percentage of total revenue:
United States	95%	94%
International	5	6
Total	100%	100%

United States revenue increased $73.1 million, or 53%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a $63.0 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer. The increase in United States revenue was also due in part to a 9% growth in our QARSD for United States dealers to $5,602 at September 30, 2021 from $5,133 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

International revenue increased $2.3 million, or 25%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a 21% growth in our QARSD for international dealers to $1,524 at September 30, 2021 from $1,256 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$60,033	$9,762	$50,271	515%
Percentage of total revenue	27%	7%

Cost of revenue increased $50.3 million, or 515%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to $48.3 million in cost of revenue attributable to our wholesale offerings from CarOffer. The increase was also due in part to a $1.0 million increase in fees related to provisioning advertising campaigns on our websites and a $0.5 million increase in amortization expense included in cost of revenue.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$66,626	$57,618	$9,008	16%
Percentage of total revenue	30%	39%

Sales and marketing expenses increased $9.0 million, or 16%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a $7.3 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was primarily driven by an increase in commissions expense, resulting from a 20% increase in headcount due to our acquisition of CarOffer, marketplace sales growth and a decrease of capitalizable costs to obtain contracts and an increase of non-capitalizable costs to obtain contracts. The increase in sales and marketing expenses was also due in part to a $1.3 million increase in marketing expense relative to marketing expense in the third quarter of 2020, which was impacted by the Expense Reduction Plan. The increase for the three months ended September 30, 2021 is inclusive of a $4.7 million increase in sales and marketing expenses associated with CarOffer.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product, technology, and development	$26,539	$20,758	$5,781	28%
Percentage of total revenue	12%	14%

Product, technology, and development expenses increased $5.8 million, or 28%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a $3.7 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was due primarily to a 39% increase in headcount. The increase in product, technology and development expenses was also due to a $0.9 million increase in expense due to write off of certain capitalized development projects for which the Company has decided to cease investment in, net of incremental additions, and a $0.8 million increase in rent and onboarding expenses driven by higher expense allocations resulting from increased headcount.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$20,414	$14,279	$6,135	43%
Percentage of total revenue	9%	10%

General and administrative expenses increased $6.1 million, or 43%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a $1.1 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $3.5 million. The increase in salaries and employee-related expense was due primarily to a 31% increase in headcount due primarily to our acquisition of CarOffer. The increase in stock-based compensation expense was due primarily to annual retention grants and the revaluation of certain liability-based stock awards. The increase in general and administrative expenses was also due in part to a $0.4 million increase in consulting expense, a $0.3 million increase in insurance expense and a $0.3 million increase in bad debt expense. The increase for the three months ended September 30, 2021 is inclusive of a $2.1 million increase in general and administrative expenses associated with CarOffer.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$9,227	$1,488	$7,739	520%
Percentage of total revenue	4%	1%

Depreciation and amortization expenses increased $7.7 million, or 520%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from CarOffer.

Other Income, Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$143	$205	$(62)	(30)%
Percentage of total revenue	0%	0%

Total other income, net decreased $0.1 million, or 30%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in interest income as a result of a decline in interest rates associated with our investments in certificates of deposit during the three months ended September 30, 2021.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$10,952	$11,209	$(257)	(2)%
Percentage of total revenue	5%	8%

The provision for income taxes recorded during the three months ended September 30, 2021, as compared to the provision for income taxes recorded during the three months ended September 30, 2020 was principally due to increased profitability in excess of tax attributes available to offset.

Income (Loss) from Operations by Segment

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$41,931	$46,462	$(4,531)	(10)%
International	(1,855)	(2,895)	1,040	36
Total	$40,076	$43,567	$(3,491)	(8)%
Percentage of segment revenue:
United States	20%	34%
International	(16)%	(32)%

United States income from operations decreased $4.5 million, or 10%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was due to increases in operating expenses of $27.3 million and cost of revenue of $50.3 million, offset in part by an increase in revenue by $73.1 million.

International loss from operations decreased $1.0 million, or 36%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was due to an increase in revenue of $2.3 million, offset in part by an increase in operating expenses of $1.3 million.

For the nine months ended September 30, 2021 and 2020

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Marketplace subscription	$428,394	$351,772	$76,622	22%
Wholesale and other revenue	183,637	48,126	135,511	282
Total	$612,031	$399,898	$212,133	53%
Percentage of total revenue:
Marketplace subscription	70%	88%
Wholesale and other revenue	30	12
Total	100%	100%

Overall revenue increased by $212.1 million, or 53%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Wholesale and other revenue increased by 282% and marketplace subscription revenue increased by 22%.

Marketplace subscription revenue increased by $76.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 and represented 70% of total revenue for the nine months ended September 30, 2021 and 88% of total revenue for the nine months ended September 30, 2020. The increase was due primarily to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic, of which approximately $47 million resulted in revenue reductions during such quarter, with the remaining impact spread over the life of the contract term. The increase in marketplace subscription revenue was also due in part to a 9% growth in our QARSD for paying dealers to $4,704 at September 30, 2021 from $4,302 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases since the third quarter of 2020 and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Wholesale and other revenue increased by $135.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 and represented 30% of total revenue for the nine months ended September 30, 2021 and 12% of total revenue for the nine months ended September 30, 2020. The increase was due primarily to a $135.8 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer.

Revenue by Segment

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
United States	$581,149	$376,164	$204,985	54%
International	30,882	23,734	7,148	30
Total	$612,031	$399,898	$212,133	53%
Percentage of total revenue:
United States	95%	94%
International	5	6
Total	100%	100%

United States revenue increased $205.0 million, or 54%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $135.8 million increase in wholesale revenue due to our acquisition of a 51% interest in CarOffer. Additionally, the increase was due to approximately $44 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our United States paying dealers during such quarter in response to the COVID-19 pandemic. The increase in United States revenue was also due in part to a 9% growth in our QARSD for United States dealers to $5,602 at September 30, 2021 from $5,133 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

International revenue increased $7.1 million, or 30%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to approximately $3 million in revenue reductions during the second quarter of 2020 as a result of the impact of fee reductions that we provided to our international paying dealers during such quarter in response to the COVID-19 pandemic. The increase in international revenue was also due in part to a 21% growth in our QARSD for international dealers to $1,524 at September 30, 2021 from $1,256 at September 30, 2020. The increase in QARSD was due primarily to expansion across our dealer base. The expansion was driven by rate increases and product upgrades for existing dealers and signing on new dealers with higher average monthly recurring revenue.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$134,408	$31,252	$103,156	330%
Percentage of total revenue	22%	8%

Cost of revenue increased $103.2 million, or 330%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to $100.4 million in cost of revenue attributable to our wholesale offerings from CarOffer. The increase was also due in part to a $4.4 million increase in expense related to provisioning advertising campaigns on our websites, offset in part by a $1.1 million decrease in salaries and employee-related expense, driven by a 35% decrease in the average CarGurus headcount.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$200,935	$189,796	$11,139	6%
Percentage of total revenue	33%	47%

Sales and marketing expenses increased $11.1 million, or 6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $11.9 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was primarily driven by an increase in commissions expense, resulting from a 20% increase in headcount due to our acquisition of CarOffer, marketplace sales growth and a decrease of capitalizable costs to obtain contracts and an increase of non-capitalizable costs to obtain contracts. The increase in sales and marketing expenses was also due in part to a $1.5 million increase in software subscription expense. These increases in sales and marketing expenses were offset in part by a $2.4 million decrease in advertising and marketing expenses due to a gain in efficiency of algorithmic traffic acquisition and a deliberate reduction in spend as a result of macroeconomic conditions such as strong consumer demand for cars, and automotive inventory supply issues due to the global semiconductor chip shortage. The decrease in advertising and marketing expenses is net of an increase in marketing expense relative to marketing expense in the nine months ended September 30, 2020, which was impacted by the Expense Reduction Plan. The increase for the nine months ended September 30, 2021 is inclusive of a $9.8 million increase in sales and marketing expenses associated with CarOffer.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product, technology, and development	$79,333	$65,729	$13,604	21%
Percentage of total revenue	13%	16%

Product, technology, and development expenses increased $13.6 million, or 21%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $9.1 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $1.8 million. The increase in salaries and employee-related expense was due primarily to a 39% increase in headcount and an increase in expected bonus attainment in comparison to the nine months ended September 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due to the increase in headcount and revaluation of certain liability-based stock awards. The increase in product, technology, and development expenses was also due in part to a $1.8 million increase in consulting expense and a $0.8 million increase in rent expense driven by higher expense allocations resulting from increased headcount. The increase for the nine months ended September 30, 2021 is inclusive of a $3.0 million increase in product, technology, and development expenses associated with CarOffer.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$67,095	$44,297	$22,798	51%
Percentage of total revenue	11%	11%

General and administrative expenses increased $22.8 million, or 51%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $3.3 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $15.9 million. The increase in salaries and employee-related expense was due primarily to a 31% increase in headcount, due primarily to our acquisition of CarOffer, and an increase in expected bonus attainment in comparison to the nine months ended September 30, 2020 due to improved performance since the outset of the COVID-19 pandemic. The increase in stock-based compensation expense was due primarily to annual retention grants and the revaluation of certain liability-based stock awards. The increase in general and administrative expenses was also due in part to a $1.3 million increase in consulting expense, a $1.2 million increase in insurance expense, and a $1.0 million increase in expense related to payment processing and billing due to increased customer transactions as a result of increased revenue. The increase for the nine months ended September 30, 2021 is inclusive of a $11.3 million increase in general and administrative expenses associated with CarOffer.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Depreciation and amortization	$25,916	$4,529	$21,387	472%
Percentage of total revenue	4%	1%

Depreciation and amortization expenses increased $21.4 million, or 472%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to an increase in amortization of intangible assets related to the acquired intangible assets from CarOffer.

Other Income, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$426	$1,407	$(981)	(70)%
Percentage of total revenue	0%	0%

Total other income, net decreased $1.0 million, or 70%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a $1.0 million decrease in interest income as a result of a decline in interest rates associated with our investments in certificates of deposit during the nine months ended September 30, 2021.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$28,556	$13,312	$15,244	115%
Percentage of total revenue	5%	3%

The provision for income taxes recorded during the nine months ended September 30, 2021, as compared to the provision for income taxes recorded during the nine months ended September 30, 2020 was principally due to increased profitability in excess of tax attributes available to offset. Additionally, there was $1.0 million tax expense related to excess stock-based compensation deductions recorded during the nine months ended September 30, 2021, compared to $0.3 million tax benefit recorded during the nine months ended September 30, 2020. Furthermore, a $0.5 million tax expense was recorded during the nine months ended September 30, 2021 in connection with the Section 162(m) excess officer compensation limitation, which became applicable in May 2021 upon the expiration of the transition period permitted following our IPO.

Income (Loss) from Operations by Segment

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$111,515	$82,061	$29,454	36%
International	(7,171)	(17,766)	10,595	60
Total	$104,344	$64,295	$40,049	62%
Percentage of segment revenue:
United States	19%	22%
International	(23)%	(75)%

United States income from operations increased $29.5 million, or 36%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was due to increases in revenue of $205.0 million, offset in part by increases in cost of revenue of $105.0 million and increases in operating expenses of $70.5 million.

International loss from operations decreased $10.6 million, or 60%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to increases in revenue of $7.1 million, decreases in cost of revenue of $1.9 million and decreases in operating expenses of $1.6 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

At September 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $231.1 million and $190.3 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $90.0 million and $100.0 million, respectively.

Sources and Uses of Cash

Our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$135,063	$108,806
Net cash (used in) provided by investing activities	(63,353)	84,859
Net cash used in financing activities	(25,056)	(7,741)
Impact of foreign currency on cash	(359)	171
Net increase in cash, cash equivalents, and restricted cash	$46,295	$186,095

Our operations have been financed primarily from operating activities. We generated cash from operating activities of $135.1 million during the nine months ended September 30, 2021, and $108.8 million during the nine months ended September 30, 2020.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including the further impact of the COVID-19 pandemic, our revenue, expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts, our investments in international markets, the extent of our cost savings related to the Expense Reduction Plan and the potential exercise of call rights in the second of half of 2022 related to acquiring additional equity interests in CarOffer. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of this Quarterly Report.

To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities of $135.1 million during the nine months ended September 30, 2021 was due primarily to consolidated net income of $76.2 million, adjusted for $42.5 million of stock-based compensation expense for equity classified awards, $29.5 million of depreciation and amortization, $9.6 million of amortization of deferred contract costs, $5.8 million of deferred taxes, $2.4 million of impairment of website development costs, and $0.7 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $24.5 million increase in accounts payable, a $4.8 million increase in accrued expenses, accrued income taxes, and other liabilities, a $3.4 million increase in deferred revenue, and a $0.8 million increase in lease obligations. The increases in cash flow from operations were partially offset by a $51.6 million increase in accounts receivable, a $6.5 million increase in deferred contract costs, a $4.1 million increase in inventory, and a $3.0 million increase in prepaid expenses, prepaid income taxes, and other assets.

Cash provided by operating activities of $108.8 million during the nine months ended September 30, 2020 was due primarily to net income of $52.4 million, adjusted for $34.4 million of stock-based compensation expense for equity classified awards, $14.8 million of deferred taxes, $8.8 million of depreciation and amortization, $8.6 million of amortization of deferred contract costs, and $1.7 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $7.1 decrease in prepaid expenses, prepaid income taxes, and other assets, $6.0 million decrease in accounts receivable, and a $1.7 million increase in accrued expenses, accrued income taxes, and other liabilities. The increases in cash flow from operations were partially offset by a $19.7 million decrease in accounts payable, and a $6.9 million increase in deferred contract costs.

Investing Activities

Cash used in investing activities of $63.4 million during the nine months ended September 30, 2021 was due to $64.3 million of cash paid for acquisitions, net of cash acquired, $4.9 million of purchases of property and equipment and $4.1 million related to the capitalization of website development costs, offset in part by $100.0 million of maturities of certificates of deposit, net of investments in certificates of deposit of $90.0 million.

Cash provided by investing activities of $84.9 million during the nine months ended September 30, 2020 was due to maturities of certificates of deposit of $111.7 million, offset in part by $21.1 million of cash paid for an acquisition, net of cash acquired, $3.0 million related to the capitalization of website development costs, and $2.7 million of purchases of property and equipment.

Financing Activities

Cash used in financing activities of $25.1 million during the nine months ended September 30, 2021 was due primarily to CarOffer’s repayment of a line of credit of $14.3 million and our payment of withholding taxes on net share settlements of restricted stock units of $11.3 million, partially offset by $0.5 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, or leases that are less than twelve months in duration, other than leases signed but not commenced, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

We did not have any long-term borrowings at September 30, 2021 or at December 31, 2020.

We had cash, cash equivalents, and investments of $321.1 million and $290.3 million at September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates ranging from six to nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2021 and December 31, 2020, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

Risks Related to Our Business and Industry

Our business has been, and we expect it to continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has caused an international health crisis and resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. Our operations have been materially adversely affected by a range of factors related to the COVID-19 pandemic. In March 2020, we temporarily closed all of our offices and began requiring our employees to work remotely (subject to limited exceptions) until further notice, which has disrupted and may continue to disrupt how we operate our business. In addition, in an effort to limit the spread of COVID-19, many countries, as well as states and localities in the United States, implemented or mandated, and some continue to implement or mandate, significant restrictions on travel and commerce, shelter-in-place or stay-at-home orders, and business closures. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in, and may continue to result in, restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

The automotive industry is also facing, and may continue to face, inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. This decline in vehicle inventory has led to an increase in bids per vehicle at auction and corresponding increases to wholesale auction prices. As the price of replenishing inventory through wholesale auctions has increased, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary Instant Market Values, or IMV, and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions at the conclusion of the committed term. Our ability to add new paying dealers or increase our fees with dealers may be impeded if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites and have contributed to higher prices and reduced lease options for new vehicles, which in turn has reduced, and may continue to reduce, consumer demand, which could contribute to a decline in the number of consumer visits to our websites and/or the number of connections between consumers and dealers through our marketplaces. These inventory-related issues resulting from the COVID-19 pandemic and other macroeconomic issues may materially and adversely impact our business, financial condition and results of operations.

As a result of the travel and commerce restrictions and the impact on their businesses, a number of our dealer customers temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, in response to the increasing cancelations and the drop in consumer demand at the beginning of the COVID-19 pandemic, we reduced our spending on brand advertising and traffic acquisition, which contributed to fewer consumers using our platform during the year ended December 31, 2020 and for the three and nine month periods ended September 30, 2021 compared to the same periods for the prior year, which in turn has, and may continue to, materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, we may not in the future fully restore prior spending levels if we elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic, which may also materially and adversely affect our business.

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

We continue to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including the impact on our revenue. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the duration of the pandemic, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution and acceptance of vaccines, shifts in behavior going forward, and the length or severity of the travel and commerce restrictions imposed by relevant governmental authorities. Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

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

As a result of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), which caused a material adverse impact on our revenues during the year ended December 31, 2020, and it is possible that additional dealers will cancel their subscriptions in the future for a variety of reasons, including as a result of the effects of the COVID-19 pandemic. If paying dealers do not receive the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute consumer connections or sales to our platform, they may terminate their subscriptions at the conclusion of the committed term. If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in CarGurus marketplaces for free; however, we impose certain limitations on such free listings, such as capping the number of leads that non-paying dealers in the U.S. may receive, not displaying non-paying dealer identity and contact information, and prohibiting access to the paid features of our marketplaces. We continue to adapt our free listings product, Restricted Listings, in our CarGurus marketplaces and in the future, we may decide to impose additional restrictions on Restricted Listings or modify the services available to non-paying dealers. These changes to our Restricted Listings product may result in less inventory being displayed to consumers, which may impair our efforts to attract consumers, and cause paying and non-paying dealers to receive fewer leads and connections, which may make it more difficult for us to convert non-paying dealers to paying dealers or maintain or expand our base of paying dealers. If dealers do not subscribe to our paid offerings at the rates we expect, our business and financial results would be materially and adversely affected.

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

Our agreements with dealers for display advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice at the end of the committed term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplaces beyond a committed term. As a result of the COVID-19 pandemic, some advertisers have cancelled or reduced their advertising with us, which has caused a material adverse impact on our revenues during the year ended December 31, 2020 compared to the prior period, and it is possible that advertising customers will cancel or reduce their advertising with us in the future for a variety of reasons, including as a result of the effects of the COVID-19 pandemic. In addition, a reduction in consumer visits to our sites as a result of the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated during the year ended December 31, 2020 and the three and nine months ended September 30, 2021 compared to the same periods for the prior year, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we fail to fully realize anticipated transaction synergies from our acquisition of a 51% interest in CarOffer, or if the CarOffer business fails to grow at the rate we expect, our revenue and business would be harmed.

In January 2021 we completed our acquisition of a 51% interest in CarOffer, which adds wholesale vehicle acquisition and selling capabilities to our portfolio of dealer offerings. Achievement of our anticipated transaction synergies and our ability to grow the CarOffer business depends on a number of factors, including, but not limited to, our ability to: expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions which they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. If our anticipated transaction synergies do not fully materialize and/or the CarOffer business fails to grow at the rate we expect, our revenue and business would be harmed.

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

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers. For example, as we transition to a more digitally-initiated environment, we recently launched CarGurus Instant Max Cash Offer, a new offering that allows consumers in certain states to sell their vehicles to dealers entirely online. In addition to introducing new offerings within our existing products, we anticipate that over time we may reach a point when investments in our current products are less productive and the growth of our revenue will require more focus on developing new products for consumers and dealers. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplaces and their related products and effectively incorporate new internet and mobile technologies into them. Our ability to engage in these activities may decline as a result of the impact of the COVID-19 pandemic and our cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and conducting other research and development activities. There can be no assurance that innovations to our products like CarGurus Instant Max Cash Offer, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue or become profitable. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

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

While we are focused on building our brand recognition, maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, as a result of suppressed dealer inventory and resulting reduced demand for leads by dealers since the onset of the COVID-19 pandemic, we reduced our brand spend during the year ended December 31, 2020 in comparison to the year ended December 31, 2019. While we have since increased our consumer marketing expenses, we may decide to suppress our brand spend in the future depending on the continued impact of the COVID-19 pandemic or other macro-economic effects. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

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

Our revenue decreased to $551.5 million for the year ended December 31, 2020 from $588.9 million for the year ended December 31, 2019, representing a 6% decrease between such periods – which we primarily attribute to the approximately $50 million impact of fee reductions that we provided to our paying dealers during the second quarter of 2020 in response to the COVID-19 pandemic – and increased to $612.0 million for the nine months ended September 30, 2021 from $399.9 million for the nine months ended September

30, 2020, representing a 53% increase between such periods. Our revenue for the remainder of 2021 and beyond may continue to be impacted by the COVID-19 pandemic. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

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

While we ceased operations of our marketplaces in Germany, Italy and Spain and stopped development of emerging marketplaces, we continue to operate marketplaces in the United Kingdom and Canada, which are less familiar competitive environments and involve various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all. We expect to continue to incur losses in the United Kingdom and Canada, and face various other challenges in those jurisdictions.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. During the COVID-19 pandemic, we have encountered increased rates of turnover of our employee base and encountered intense competition for retaining and attracting qualified and skilled employees. Accordingly, we have incurred, and we may continue to incur, significant costs to attract new employees and retain existing ones, and we may become less competitive in attracting and retaining employees as a result of our expense reduction efforts due to the COVID-19 pandemic. In addition, any unplanned turnover or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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

Our platforms enable us, dealers, and users to send and receive text messages and other mobile phone communications. The Telephone Consumer Protection Act, or the TCPA, as interpreted and implemented by the United States Federal Communications Commission, or the FCC, and federal and state courts, impose significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations, and compliance may involve fact-specific analyses.

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

In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, the global semiconductor chip shortage, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

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

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, wholesale, and digital car-buying and -selling services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include: online automotive marketplaces and websites; internet search engines; peer-to-peer marketplaces; social media marketplaces; sites operated by automobile dealers; online dealerships; and vehicle auction companies. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which could precipitate reactions by legislators, regulators and courts that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows. We are also regularly subject to audits by tax authorities. Any adverse development or outcome in connection with any such tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: November 9, 2021	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Scot Fredo
Scot Fredo
Chief Financial Officer (Principal Financial Officer)