Form 10-Q
period 2022-03-31
CarGurus, Inc.
filed 2022-05-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 102,383,357 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the value proposition of our product offerings for dealers and consumers, and the return on investment that our dealers realize from our products;
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
•
our expectation regarding deferred tax assets;
•
our expected returns on investments; and
•
the impacts of the COVID-19 pandemic.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At March 31, 2022	At December 31, 2021
Assets
Current assets
Cash and cash equivalents	$315,005	$231,944
Investments	60,000	90,000
Accounts receivable, net of allowance for doubtful accounts of $405 and $420, respectively	144,718	189,324
Inventory	20,992	19,656
Prepaid expenses, prepaid income taxes and other current assets	17,407	16,430
Deferred contract costs	8,731	9,045
Restricted cash	5,866	6,709
Total current assets	572,719	563,108
Property and equipment, net	33,101	32,210
Intangible assets, net	76,161	83,915
Goodwill	157,998	158,287
Operating lease right-of-use assets	57,359	60,609
Restricted cash	9,627	9,627
Deferred tax assets	26,439	13,378
Deferred contract costs, net of current portion	6,327	5,867
Other non-current assets	6,074	4,573
Total assets	$945,805	$931,574
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$61,873	$66,153
Accrued expenses, accrued income taxes and other current liabilities	61,755	78,586
Deferred revenue	12,776	12,784
Operating lease liabilities	12,503	13,186
Total current liabilities	148,907	170,709
Operating lease liabilities	54,359	57,519
Deferred tax liabilities	28	58
Other non–current liabilities	37,896	23,639
Total liabilities	241,190	251,925
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	239,750	162,808
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 102,142,545 and 101,773,034 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	102	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	398,471	387,868
Retained earnings	67,168	129,258
Accumulated other comprehensive loss	(892)	(403)
Total stockholders’ equity	464,865	516,841
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$945,805	$931,574

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Marketplace	$163,289	$155,800
Wholesale	90,994	13,803
Product	176,325	1,765
Total revenue	430,608	171,368
Cost of revenue (1)
Marketplace	12,209	10,988
Wholesale	58,182	11,126
Product	178,342	1,944
Total cost of revenue	248,733	24,058
Gross profit	181,875	147,310
Operating expenses:
Sales and marketing	87,581	68,174
Product, technology, and development	30,653	25,164
General and administrative	33,121	20,514
Depreciation and amortization	3,861	7,667
Total operating expenses	155,216	121,519
Income from operations	26,659	25,791
Other (expense) income, net	(119)	222
Income before income taxes	26,540	26,013
Provision for income taxes	7,702	6,462
Consolidated net income	18,838	19,551
Net loss attributable to redeemable noncontrolling interest	(1,072)	(2,810)
Net income attributable to CarGurus, Inc.	19,910	22,361
Accretion of redeemable noncontrolling interest to redemption value	82,000	—
Net (loss) income attributable to common stockholders	$(62,090)	$22,361
Net (loss) income per share attributable to common stockholders: (Note 9)
Basic	$(0.53)	$0.19
Diluted	$(0.53)	$0.19
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	118,031,325	116,316,464
Diluted	118,031,325	117,249,365

(1)
Includes depreciation and amortization expense for the three months ended March 31, 2022 and 2021 of $7,324 and $999, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$18,838	$19,551
Other comprehensive income:
Foreign currency translation adjustment	(489)	(1,083)
Consolidated comprehensive income	18,349	18,468
Comprehensive loss attributable to redeemable noncontrolling interests	(1,072)	(2,810)
Comprehensive income attributable to CarGurus, Inc.	$19,421	$21,278

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss (Income)	Equity
Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865

Balance as of December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net (loss) income	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance as of March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Consolidated net income	$18,838	$19,551
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,185	8,666
Currency loss (gain) on foreign denominated transactions	84	(51)
Deferred taxes	(13,091)	60
Provision for doubtful accounts	150	379
Stock-based compensation expense	14,147	14,360
Amortization of deferred contract costs	2,806	3,195
Changes in operating assets and liabilities:
Accounts receivable, net	39,973	(2,423)
Inventory	(1,336)	(565)
Prepaid expenses, prepaid income taxes, and other assets	(2,127)	(1,652)
Deferred contract costs	(2,997)	(3,494)
Accounts payable	(4,062)	4,876
Accrued expenses, accrued income taxes, and other liabilities	30,087	(1,632)
Deferred revenue	(5)	2,857
Lease obligations	(592)	(265)
Net cash provided by operating activities	93,060	43,862
Investing Activities
Purchases of property and equipment	(1,230)	(1,227)
Capitalization of website development costs	(2,506)	(966)
Cash paid for acquisitions, net of cash acquired	—	(65,899)
Maturities of certificates of deposit	30,000	—
Net cash provided by (used in) investing activities	26,264	(68,092)
Financing Activities
Proceeds from exercise of stock options	680	258
Payment of finance lease obligations	(19)	(10)
Payment of withholding taxes and option costs on net share settlement of restricted stock units and stock options	(5,430)	(5,041)
Repayment of line of credit	—	(14,250)
Payment of tax distributions to redeemable noncontrolling interest holders	(8,519)	—
Payments received in advance from (payments made to) third party payment processor	(23,606)	—
Net cash used in financing activities	(36,894)	(19,043)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(212)	(119)
Net increase (decrease) in cash, cash equivalents, and restricted cash	82,218	(43,392)
Cash, cash equivalents, and restricted cash at beginning of period	248,280	200,926
Cash, cash equivalents, and restricted cash at end of period	$330,498	$157,534
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,066	$79
Cash paid for operating lease liabilities	$4,737	$4,065
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	$269	$1,086
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$1,206	$569
Obtaining a right-of-use asset in exchange for a finance lease liability	$—	$664
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$12,336
Issuance of stock for acquisition	$—	$103,645
Accretion of redeemable noncontrolling interest to redemption value	$82,000	$—
Accrued tax distributions to redeemable noncontrolling interest holders	$4,168	$—

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

The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom and, prior to the first quarter of 2022, had two reportable segments – United States and International. Effective as of the first quarter of 2022, the Company revised its segment reporting from two reportable segments to one reportable segment. See Note 11 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographical information.

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021, results of operations, comprehensive income, changes in shareholders’ equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “Annual Report”).

While the Company disclosed total revenue in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 5, 2021, the accompanying Unaudited Condensed Consolidated Income Statements for the quarter ended March 31, 2021 presents revenues disaggregated into marketplace, wholesale, and product revenues to conform to the current year presentation, as a result of the acquisition of a 51% interest in CarOffer.

While the Company disclosed inventory within prepaid expenses, prepaid income taxes, and other assets in the Unaudited Condensed Consolidated Statements of Cash Flow in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 5, 2021, the accompanying Unaudited Condensed Consolidated Statements of Cash Flow for the quarter ended March 31, 2021 present inventory separately from prepaid expenses, prepaid income taxes, and other assets to conform to the current year presentation, as inventory met the threshold for separate disclosure.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed in these Unaudited Condensed Consolidated Financial Statements.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the expensing and capitalization of product, technology, and development costs for website development and internal‑use software, the valuation and recoverability of goodwill, intangible assets and other long-lived assets, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance and the valuation of equity and liability-classified compensation awards under ASC Topic 718, Stock-based Compensation ("ASC 718"). Accordingly, the Company considers these to be its critical accounting policies, and believes that of the Company’s significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

The Company offsets gross trade accounts receivable with payments received in advance from a third-party payment processer as it has the right of offset. As of March 31, 2022, gross trade accounts receivable from receivables in transit from the third-party payment processor was $24,171, offset by payments received in advance of $23,217, which resulted in a net asset of $954 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2021, gross trade accounts receivable from receivables in transit from the third-party payment processor was $18,747, offset by payments received in advance of $46,822, which resulted a net liability of $28,075 recognized within accrued expenses, accrued income taxes and other current liabilities in the consolidated balance sheets. Payments received in advance are deductible from future payments from the third-party payment processor if the third-party payment processor does not receive the payment from the customer. Payments received in advance are presented as cash flows from financing activities in the consolidated statements of cash flows.

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

The majority of the Company's accounts receivable results from the acquisition of a 51% interest in CarOffer, which uses a third-party payment processor for wholesale revenue transactions. The Company has had no material losses related to CarOffer receivables, as it does not release the title until successfully collecting funds from the buying dealer.

As of March 31, 2022, two customers accounted for 25% and 22% of net accounts receivable, respectively. As of December 31, 2021, two customers accounted for 47% and 18% of net accounts receivable, respectively.

As of March 31, 2022 and December 31, 2021, $8,198 and $7,356, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the subsequent period to services rendered.

For the three months ended March 31, 2022, one customer accounted for 13% of total revenue due to continued growth of the CarOffer business. For the three months ended March 31, 2021, no individual customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2022, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2022, there are no new material accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

The Company provides disaggregation of revenue based on marketplace, wholesale and product revenue classification on the face of its Unaudited Condensed Consolidated Income Statements and based on geographic region (see Note 11). The Company believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2022 was approximately $15.5 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2022. For performance obligations not satisfied as of March 31, 2022, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, revenue recognized from amounts included in deferred revenue at the beginning of the period, was $12,784 and $9,137, respectively.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

As of March 31, 2022 and December 31, 2021, assets measured at fair value on a recurring basis consist of the following:

	As of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$227,547	$—	$—	$227,547
Investments:
Certificates of deposit	—	60,000	—	60,000
Total	$227,547	$60,000	$—	$287,547

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$157,525	$—	$—	$157,525
Investments:
Certificates of deposit	—	90,000	—	90,000
Total	$157,525	$90,000	$—	$247,525

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. As of March 31, 2022 and December 31, 2021, there were no liabilities that were measured at fair value. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted.

Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Investments not classified as cash equivalents with maturities one year or less from the balance sheet date are classified as short-term investments, while investments with maturities in excess of one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date. Investments are carried at cost, which approximates their fair market value.

As of March 31, 2022 and December 31, 2021, investments consist of the following:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$60,000	$—	$—	$60,000
Total	$60,000	$—	$—	$60,000

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$90,000	$—	$—	$90,000
Total	$90,000	$—	$—	$90,000

5. Property and Equipment, Net

As of March 31, 2022 and December 31, 2021, property and equipment, net consist of the following:

	As of March 31, 2022	As of December 31, 2021
Server and computer equipment	$8,077	$8,349
Capitalized internal-use software	3,869	3,041
Capitalized website development	25,255	22,037
Furniture and fixtures	8,613	8,615
Leasehold improvements	24,078	24,082
Construction in progress	1,073	854
Finance lease right-of-use assets	520	556
	71,485	67,534
Less accumulated depreciation and amortization	(38,384)	(35,324)
Property and equipment, net	$33,101	$32,210

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense, excluding amortization of intangible assets and amortization of capitalized hosting arrangements, was $3,480 and $2,020, respectively.

During the three months ended March 31, 2022, capitalized website development costs increased $3,218 due to continued investment in the Company's product offerings.

6. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities and Other Non-Current Liabilities

As of March 31, 2022 and December 31, 2021, accrued expenses, accrued income taxes and other current liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued bonus	$4,536	$11,777
Accrued income taxes	25,885	6,344
Accrued tax distributions to redeemable noncontrolling interest holders	4,168	8,701
Payments received in advance from third-party payment processor	—	28,075
Other accrued expenses and other current liabilities	27,166	23,689
Total	$61,755	$78,586

O

The decrease of $28,075 in the payments received in advance from third-party payment processor is due to the timing of payments remitted by the third-party, resulting in an accounts receivable position as of March 31, 2022 and liability position as of December 31, 2021.

The increase of $19,541 in accrued income taxes is primarily due to the impact of the newly effected amended IRC Section 174 research and expenditure (“R&E”) rules for U.S. income tax purposes and the exhaustion of available carryover tax attributes. The Tax Cuts and Jobs Act (the “Act”) amended the R&E rules to require capitalization and amortization of product, technology and software development costs paid or incurred in tax years beginning after December 31, 2021.

The decrease of $7,241 in accrued bonus is primarily due to the payout of the fiscal year 2021 bonuses in the first quarter of 2022.

The decrease of $4,533 in accrued tax distributions to redeemable noncontrolling interest holders is primarily due to cash settlement of the balance as of December 31, 2021 during the three months ended March 31, 2022, offset by the accrual for tax distributions to noncontrolling interest holders for the estimated tax liability on their respective taxable income earned as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, other non-current liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
CO Incentive Unit and Subject Unit liability-classified awards	$34,790	$21,095
Other non-current liabilities	3,106	2,544
Total	$37,896	$23,639

In connection with the Company's acquisition of a 51% interest in CarOffer, the then-outstanding unvested incentive units ("CO Incentive Units") of CarOffer and unvested Class CO CarOffer units (the "Subject Units") remained outstanding. The increase of $13,695 related to CO Incentive Unit and Subject Unit liability-classified awards is due to the mark to market valuation and the continued recognition over the vesting period.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2022, all of the Company’s property, equipment, and internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of March 31, 2022, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recognized within restricted cash in the Unaudited Condensed Consolidated Balance Sheet. As of March 31, 2022 and December 31, 2021, restricted cash was $15,493 and $16,336, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s wholesale business. As of March 31, 2022 and December 31, 2021, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

Acquisitions

On January 14, 2021 the Company completed the acquisition of a 51% interest in CarOffer, an automated instant vehicle trade platform based in Addison, Texas, with the option to acquire portions of the remaining equity in the future. Details of this acquisition are more fully described in Note 4 to the financial statements contained within the Annual Report. On May 6, 2022, the CarOffer Operating Agreement (as defined in Note 4 to the financial statements contained within the Annual Report) was amended with retroactive effect to correct a clerical error in connection with the November 23, 2021 amendment and restatement of the CarOffer Operating Agreement.

Legal Matters

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results. However, litigation is inherently unpredictable and the future outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s estimated liabilities, which could have a material adverse effect on the Company’s future financial results.

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners and service providers that include commercial provisions with respect to licensing, infringement, guarantees, indemnification, and other common provisions.

CarOffer provides certain guarantees to dealers through its 45-Day Guaranteed Bid and OfferGuard product offerings, which are accounted for under ASC Topic 460, Guarantees.

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

A guarantee liability is initially measured using the amount of consideration received from the dealer for the purchase of the guarantee. The initial liability is released, and guarantee income is recognized, upon the earliest of the following: the vehicle sells during the guarantee period, the seller exercises it’s put option during the guarantee period, or the option expires unexercised at the end of the guarantee period. Guarantee income is recognized within wholesale revenue in the Unaudited Condensed Consolidated Income Statements. When it is probable and reasonably estimable that CarOffer will incur a loss on a vehicle that it is required to purchase, a liability, and a corresponding charge to cost of sales is recognized for the amount of the loss in the Unaudited Condensed Consolidated Balance Sheets. Gains and losses resulting from the dealers exercise of guarantees are recognized within cost of sales in the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2022 and 2021, income for guarantees purchased by dealers was $3,303 and $647, respectively. For the three months ended March 31, 2022 and 2021, the net loss resulting from the dealer's exercise of guarantees was immaterial.

As of March 31, 2022, the maximum potential amount of future payments that CarOffer could be required to make under these guarantees was $162,109. Of the maximum potential amount of future payments, none are considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur the losses were immaterial. As such, as of March 31, 2022, CarOffer had no contingent loss liabilities.

8. Stock-based Compensation

For the three months ended March 31, 2022 and 2021, stock compensation expense by award type and where the stock compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended March 31,
	2022	2021
Options	$644	$617
Restricted stock units	13,503	13,743
CO Incentive Units and Subject Units	13,695	1,033
Total stock-based compensation expense	$27,842	$15,393

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$136	$92
Sales and marketing expense	3,983	2,752
Product, technology, and development expense	6,368	5,772
General and administrative expense	17,355	6,777
Total stock-based compensation expense	$27,842	$15,393

For the three months ended March 31, 2022 and 2021, excluded from stock-based compensation expense is $1,206 and $569 of capitalized website development costs, capitalized internal-use software costs and capitalized hosting arrangements, respectively.

During the three months ended March 31, 2022 and 2021, the Company withheld 155,736 and 162,950 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options, as applicable. The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company. For the three months ended March 31, 2022 and 2021, total payments to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options were $5,430 and $5,041, respectively, and are reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

9. Earnings Per Share

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

During the three months ended March 31, 2022, no shares of Class B common stock were converted to Class A common stock. During the three months ended March 31, 2021, holders of Class B common stock converted 929,597 shares of Class B common stock to Class A common stock.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net (loss) income attributable to common stockholders and adjusted to reflect adjustments for net income (loss) attributable to the noncontrolling interest and redemption adjustments to redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 4 to the financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and incentive units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three months ended March 31, 2022 and 2021, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Consolidated net income	$18,838	$19,551
Net loss attributable to redeemable noncontrolling interest	(1,072)	(2,810)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—
Net (loss) income attributable to common stockholders	$(62,090)	$22,361
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	118,031,325	116,316,464
Dilutive effect of share equivalents resulting from stock options	—	513,092
Dilutive effect of share equivalents resulting from unvested restricted stock units	—	419,809
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	118,031,325	117,249,365
Net (loss) income per share attributable to common stockholders:
Basic	$(0.53)	$0.19
Diluted	$(0.53)	$0.19

For the three months ended March 31, 2022 and 2021, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	944,193	326,939
Restricted stock units outstanding	4,076,681	2,492,820
CO Incentive Units, Subject Units and noncontrolling interest	7,790,110	—

For the three months ended March 31, 2021, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 were excluded from the calculation of weighted average shares used to compute Diluted EPS, as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares.

For the three months ended March 31, 2021, there were no shares included in diluted EPS for the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CO Incentive Units, as no shares would be issuable as of the end of March 31, 2021 had that been the end of the contingency period.

For the three months ended March 31, 2022, there was no effect of potentially dilutive shares as the numerator was negative. Additionally, during the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other restricted stock unit awards.

10. Income Taxes

During the three months ended March 31, 2022, the Company recorded an income tax provision of $7,702, representing an effective tax rate of 27.9%. The effective tax rate for the three months ended March 31, 2022 was greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

During the three months ended March 31, 2021, the Company recorded an income tax provision of $6,462, representing an effective tax rate of 22.4%. The effective tax rate for the three months ended March 31, 2021 was greater than the statutory tax rate of 21% principally due to state and local income taxes, partially offset by federal and state research and development tax credits.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2018 and prior as a result of applicable statute of limitations of the Internal Revenue Service (“IRS”) and state jurisdictions. The Company is currently not subject to examination in its foreign jurisdictions for tax years 2019 and prior.

11. Segment and Geographic Information

Effective the first quarter of 2022, the Company revised its segment reporting from two reportable segments, United States and International, to one reportable segment. The Company concluded the change in segment reporting was not a triggering event for goodwill impairment. The change in segment reporting was made to align with changes made in the manner the Company’s chief operating decision maker (the “CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM now assesses the Company's performance on a consolidated basis rather than by geographical location as a result of the international segment becoming less significant relative to the overall business. The CODM reviews revenue and operating income (loss) as a proxy for the operating performance of the Company’s operations. The Company’s Chief Executive Officer is the CODM.

For the three months ended March 31, 2022 and 2021, information regarding the Company’s operations by segment is represented within the Unaudited Condensed Consolidated Income Statements.

For the three months ended March 31, 2022 and 2021, information regarding the Company’s revenue by geographical region is as follows:

	Three Months Ended March 31,
	2022	2021
Revenue by Geographic Region:
United States	$419,208	$163,011
International	11,400	8,357
Total revenue	$430,608	$171,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 25, 2022, or our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States generally accepted accounting principles, or GAAP. The period-to-period comparison of financial results is not necessarily indicative of future results.

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

We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom and, prior to the first quarter of 2022, we had two reportable segments – United States and International. Effective as of the first quarter of 2022, we revised our segment reporting from two reportable segments to one reportable segment. See Note 11 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographical information.

We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers and (iii) partnerships with financing services companies. We generate wholesale revenue primarily from transaction fees earned by CarOffer from facilitating the purchase and sale of vehicles between dealers. We generate product revenue primarily from aggregate proceeds received on the sale of vehicles.

For the three months ended March 31, 2022, we generated revenue of $430.6 million, a 151% increase from $171.4 million of revenue in the three months ended March 31, 2021.

For the three months ended March 31, 2022, we generated consolidated net income of $18.8 million and Adjusted EBITDA of $58.0 million, compared to consolidated net income of $19.6 million and Adjusted EBITDA of $50.6 million for the three months ended March 31, 2021.

See “Adjusted EBITDA” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

COVID-19 Update

The COVID-19 pandemic resulted in significant disruptions to the global economy as well as businesses and capital markets around the world. The continued impact of COVID-19 and, in particular, existing and new variants that may emerge, cannot be predicted at this time, and could depend on a number of factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, and the effectiveness of vaccines against any variants.

Our recent operations have been affected by a range of factors related to the COVID-19 pandemic, including continued temporary office closures and remote work for most employees. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders at times have resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases.

The automotive industry is also facing inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, which have adversely affected the amount of inventory on our websites.

We continue to monitor and assess the effects of the COVID-19 pandemic, including the effects of variants, on our commercial operations, including the impact on our revenue. See the “Risk Factors” section of this Quarterly Report for further discussion of the impacts of the COVID-19 pandemic on our business.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International geographic regions. The International region derives revenues from marketplace revenue from customers outside of the United States. International markets perform differently from the United States market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition and other dynamics unique to each country. The metrics presented below exclude CarOffer as we believe such metrics are either not applicable for the CarOffer business or do not provide a meaningful way to evaluate the CarOffer business.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2022	2021
	(in thousands)
United States	31,051	36,324
International	6,878	7,898
Total	37,929	44,222

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, and (iii) Greenwich Mean Time for our U.K. websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended March 31,
Average Monthly Sessions	2022	2021
	(in thousands)
United States	84,851	90,668
International	15,817	18,249
Total	100,668	108,917

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

	As of March 31
Number of Paying Dealers	2022	2021
United States	24,219	24,371
International	6,648	6,842
Total	30,867	31,213

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

	As of March 31
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2022	2021
United States	$5,713	$5,466
International	$1,556	$1,113
Consolidated	$4,806	$4,513

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we monitor and have presented within this Quarterly Report, Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by United States generally accepted accounting principles, or GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, other (expense) income, net, provision for income taxes, and net loss attributable to redeemable noncontrolling interest.

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
•
Adjusted EBITDA excludes other expense (income), net which primarily includes interest income earned on our cash, cash equivalents, and investments, and net foreign exchange gains and losses;
•
Adjusted EBITDA excludes the provision for income taxes;
•
Adjusted EBITDA excludes the loss attributable to redeemable noncontrolling interest, adjusted for all prior limitations to Adjusted EBITDA as described above; and
•
other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

For the three months ended March 31, 2022, the following table presents a reconciliation of Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Adjusted EBITDA:	(in thousands)
Consolidated net income	$18,838	$19,551
Depreciation and amortization	11,185	8,666
Stock-based compensation expense	27,842	15,393
Acquisition-related expenses	—	644
Other expense (income), net	119	(222)
Provision for income taxes	7,702	6,462
Consolidated Adjusted EBITDA	65,686	50,494
Adjusted EBITDA attributable to redeemable noncontrolling interest	(7,736)	68
Adjusted EBITDA	$57,950	$50,562

Components of Unaudited Condensed Consolidated Income Statements

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

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool and our IMV Scan tool.

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

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers that CarOffer acquires directly from consumers, inclusive of transportation expenses, and in limited situations across all CarOffer transactions, in which CarOffer acquires the vehicle via arbitration. These expenses include expenses for vehicles in which CarOffer controls the vehicle and therefore acts as a principal in the transaction.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to the COVID-19 pandemic and changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience and brand awareness, which will impact our results of operations.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest income earned on our cash, cash equivalents, and investments, and net foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three months ended March 31, 2022 and 2021, we have recognized a provision for income taxes as a result of our consolidated taxable income position. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, our valuation allowance against our net deferred tax assets was immaterial.

Results of Operations

For the three months ended March 31, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue:
Marketplace	$163,289	$155,800
Wholesale	90,994	13,803
Product	176,325	1,765
Total revenue	430,608	171,368
Cost of revenue
Marketplace	12,209	10,988
Wholesale	58,182	11,126
Product	178,342	1,944
Total cost of revenue	248,733	24,058
Gross profit	181,875	147,310
Operating expenses:
Sales and marketing	87,581	68,174
Product, technology, and development	30,653	25,164
General and administrative	33,121	20,514
Depreciation and amortization	3,861	7,667
Total operating expenses	155,216	121,519
Income from operations	26,659	25,791
Other (expense) income, net	(119)	222
Income before income taxes	26,540	26,013
Provision for income taxes	7,702	6,462
Consolidated net income	18,838	19,551
Net loss attributable to redeemable noncontrolling interest	(1,072)	(2,810)
Net income attributable to CarGurus, Inc.	$19,910	$22,361

For the three months ended March 31, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements as a percentage of revenue are as follows (amounts in tables below may not sum due to rounding):

	Three Months Ended March 31,
	2022	2021
Revenue:
Marketplace	38%	91%
Wholesale	21	8
Product	41	1
Total revenue	100	100
Cost of Revenue
Marketplace	3	6
Wholesale	14	6
Product	41	1
Total cost of revenue	58	14
Gross profit	42	86
Operating expenses:
Sales and marketing	20	40
Product, technology, and development	7	15
General and administrative	8	12
Depreciation and amortization	1	4
Total operating expenses	36	71
Income from operations	6	15
Other (expense) income, net	(0)	0
Income before income taxes	6	15
Provision for income taxes	2	4
Consolidated net income	4	11
Net loss attributable to redeemable noncontrolling interest	(0)	(2)
Net income attributable to CarGurus, Inc.	5%	13%

For the three months ended March 31, 2022 and 2021

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$163,289	$155,800	$7,489	5%
Wholesale	90,994	13,803	77,191	559
Product	176,325	1,765	174,560	9,890
Total	$430,608	$171,368	$259,240	151%
Percentage of total revenue:
Marketplace	38%	91%
Wholesale	21	8
Product	41	1
Total	100%	100%

Overall revenue increased $259.2 million, or 151%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Marketplace revenue increased $7.5 million, or 5%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 38% of total revenue for the three months ended March 31, 2022 and 91% of total revenue for the three months ended March 31, 2021. The increase in marketplace revenue was due in part to a 6% growth in our QARSD for paying dealers to $4,806 at March 31, 2022 from $4,513 at March 31, 2021. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Wholesale revenue increased $77.2 million, or 559%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 21% of total revenue for the three months ended March 31, 2022 and 8% of total revenue for the three months ended March 31, 2021. The increase was primarily due to an increase in dealer to dealer transactions, inclusive of transaction, transportation and inspection fees. The increase was also due in part to guarantee revenue.

Product revenue increased by $174.6 million, or 9,890%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 41% of total revenue for the three months ended March 31, 2022 and 1% of total revenue for the three months ended March 31, 2021. The increase was primarily due to the launch of our consumer to dealer offering, CarGurus Instant Max Cash Offer, or IMCO, which resulted in a $151.7 million increase in proceeds and buy fees received on the sale of vehicles acquired by CarOffer directly from customers. The increase was also due, in part, to a $22.9 million increase in proceeds received from the sale of vehicles acquired via arbitration.

Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$12,209	$10,988	$1,221	11%
Wholesale	58,182	11,126	47,056	423
Product	178,342	1,944	176,398	9,074
Total	$248,733	$24,058	$224,675	934%
Percentage of total revenue:
Marketplace	3%	6%
Wholesale	14	6
Product	41	1
Total	58%	14%

Overall cost of revenue increased $224.7 million, or 934%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Marketplace cost of revenue increased $1.2 million, or 11%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 3% of total revenue for the three months ended March 31, 2022 and 6% of total revenue for the three months ended March 31, 2021. The increase was primarily due to a $0.5 million increase in amortization of capitalized website development and developed technology, a $0.4 million increase in data and hosting costs, and a $0.3 million increase in fees related to provisioning advertising campaigns on our websites.

Wholesale cost of revenue increased $47.1 million, or 423%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 14% of total revenue for the three months ended March 31, 2022 and 6% of total revenue for the three months ended March 31, 2021. The increase was primarily due to expenses for dealer to dealer transactions, inclusive of transportation expenses, amortization of developed technology and capitalized website development, inspection expenses and salaries and employee-related expenses.

Product cost of revenue increased $176.4 million, or 9,074%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and represented 41% of the total revenue for the three months ended March 31, 2022 and 1% of total revenue for the three months ended March 31, 2021. The increase was primarily due to the launch of IMCO, which resulted in a $145.7 million increase in expenses related to vehicles acquired by CarOffer directly from customers. The increase was also due, in part, to a $30.7 million increase in expenses related to vehicles acquired via arbitration.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$87,581	$68,174	$19,407	28%
Percentage of total revenue	20%	40%

Sales and marketing expenses increased $19.4 million, or 28%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to a $7.6 million increase in salaries and employee-related expense, exclusive of commissions expense, which increased $6.5 million. The increase in salaries and employee-related expense was due primarily a 31% increase in headcount. The increase in commissions expense was due to the increase in headcount and sales growth. The increase in sales and marketing expenses was also due in part to a $3.3 million increase in advertising and marketing expenses, primarily related to marketing of our consumer to dealer product, a $0.6 million increase in software subscription expense and a $0.6 million increase in consulting expense.

Product, Technology, and Development Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product, technology, and development	$30,653	$25,164	$5,489	22%
Percentage of total revenue	7%	15%

Product, technology, and development expenses increased $5.5 million, or 22%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to a $6.6 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was due primarily to a 30% increase in headcount. The increase in product, technology, and development expenses was offset in part by a $2.1 million decrease resulting from increased capitalizable projects.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$33,121	$20,514	$12,607	61%
Percentage of total revenue	8%	12%

General and administrative expenses increased $12.6 million, or 61%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to a $1.8 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $10.6 million. The increase in salaries and employee-related expense was due primarily to a 19% increase in headcount. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,861	$7,667	$(3,806)	(50)%
Percentage of total revenue	1%	4%

Depreciation and amortization expenses decreased $3.8 million, or 50%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due primarily to a reclassification of amortization of acquired developed technology intangible assets to cost of revenue in the beginning of the fourth quarter of fiscal year 2021. We had previously recorded amortization expense as a component of operating expenses but given the underlying nature of the asset we believe the amortization more closely aligns with cost of goods sold. We assessed the materiality of this reclass on the historical financial statements, individually and in aggregate, and concluded the effect of the reclass was not material to our Unaudited Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income, net	$(119)	$222	$(341)	(154)%
Percentage of total revenue	(0)%	0%

Total other (expense) income, net remained relatively flat in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$7,702	$6,462	$1,240	19%
Percentage of total revenue	2%	4%

Provision for income taxes increased $1.2 million, or 19% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due primarily to increased profitability in excess of tax attributes available to offset. Additionally, there was an aggregated $1.2 million tax expense related to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2022, compared to an immaterial amount of tax expense related to excess stock-based compensation recorded during the three months ended March 31, 2021. Section 162(m) excess officer compensation limitation was not applicable until May 2021, upon the expiration of the transition period permitted following our initial public offering.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $315.0 million and $231.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $60.0 million and $90.0 million, respectively.

Sources and Uses of Cash

During the three months ended March 31, 2022 and 2021, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are as follows:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$93,060	$43,862
Net cash provided by (used in) investing activities	26,264	(68,092)
Net cash used in financing activities	(36,894)	(19,043)
Impact of foreign currency on cash	(212)	(119)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$82,218	$(43,392)

Our operations have been financed primarily from operating activities. During the three months ended March 31, 2022 and 2021, we generated cash from operating activities of $93.1 million and $43.9 million, respectively.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including: the further impact of the COVID-19 pandemic; our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build out under our 1001 Boylston Street lease, other than those which qualify for landlord reimbursement; payments received in advance from a third-party payment processor; our investments in international markets; and the potential exercise of call rights in the second half of 2022, or the 2022 Call Right, exercisable in our sole discretion, to acquire up to twenty-five percent (25%) of the fully diluted outstanding capitalization of CarOffer at an implied value equal to seven (7) times CarOffer’s trailing twelve months gross profit as of June 30, 2022 (as calculated in accordance with the defined terms and subject to the adjustments set forth in the CarOffer Operating Agreement (as defined in Note 4 to the financial statements contained within our Annual Report)). If the 2022 Call Right is exercised, the consideration to be paid will be in the form of cash and/or shares of our Class A common stock, as determined in our sole discretion. A cash payment made in connection with the 2022 Call Right is reasonably likely to reduce our net cash in future quarters. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of this Quarterly Report.

To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities of $93.1 million during the three months ended March 31, 2022 was due primarily to consolidated net income of $18.8 million, adjusted for $14.1 million of stock-based compensation expense for equity classified awards $11.2 million of depreciation and amortization, $2.8 million of amortization of deferred contract costs, and $0.2 million of provision for doubtful accounts, partially offset by $13.1 million of deferred taxes. Cash provided by operating activities was also attributable to a $40.0 million decrease in accounts receivable, net and a $30.1 million increase in accrued expenses, accrued income taxes, and other liabilities. The increases in cash flow from operations were partially offset by a $4.1 million decrease in accounts payable, a $3.0 million increase in deferred contract costs, a $2.1 million increase in prepaid expenses, prepaid income taxes, and other assets, a $1.3 million increase in inventory, and a $0.6 million decrease in lease obligations.

Cash provided by operating activities of $43.9 million during the three months ended March 31, 2021 was due primarily to consolidated net income of $19.6 million, adjusted for $14.4 million of stock-based compensation expense for equity classified awards, $8.7 million of depreciation and amortization, $3.2 million of amortization of deferred contract costs, and $0.4 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $4.9 million increase in accounts payable and a $2.9 million increase in deferred revenue. The increases in cash flow from operations were partially offset by a $3.5 million increase in deferred contract costs, a $2.4 million increase in accounts receivable, net, a $1.7 million increase in prepaid expenses, prepaid income taxes, and other assets, a $1.6 million decrease in accrued expenses, accrued income taxes, and other liabilities, and a $0.6 million increase in inventory.

Investing Activities

Cash provided by investing activities of $26.3 million during the three months ended March 31, 2022 was due to $30.0 million in maturities of certificates of deposit, offset by $2.5 million of capitalization of website development costs and $1.2 million of purchases of property and equipment.

Cash used in investing activities of $68.1 million during the three months ended March 31, 2021 was due to $65.9 million of cash paid for acquisitions, net of cash acquired, $1.2 million of purchases of property and equipment and $1.0 million of capitalization of website development costs.

Financing Activities

Cash used in financing activities of $36.9 million during the three months ended March 31, 2022 was due primarily to $23.6 million of payments made to third-party payment processor, $8.5 million of payment of tax distributions to redeemable noncontrolling interest holders, and $5.4 million of payment of withholding taxes on net share settlements of restricted stock units, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $19.0 million during the three months ended March 31, 2021 was due primarily to $14.3 million of CarOffer's repayment of a line of credit and $5.0 million of payment of withholding taxes on net share settlements of restricted stock units, offset in part by $0.3 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Seasonality

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending. Additionally, the volume of vehicles sold through our CarOffer platform generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. Macroeconomic conditions, such as the global semiconductor chip shortage, can also effect the volume of wholesale vehicle sales. As a result, revenue and cost of revenue related to volume will fluctuate accordingly on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the wholesale industry.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, or material leases that are less than twelve months in duration, other than leases signed but not commenced, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the expensing and capitalization of product, technology, and development costs for website development and internal-use software, the valuation and recoverability of goodwill, intangible assets and other long-lived assets, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance and the valuation of equity and liability-classified compensation awards under ASC Topic 718, Stock-based Compensation, or ASC 718. Accordingly, we consider these to be our critical accounting policies and believe that of our significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

Interest Rate Risk

As of March 31, 2022 and December 31, 2021, we did not have any long-term borrowings.

As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents, and investments of $375.0 million and $321.9 million, respectively, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates of nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2022 and December 31, 2021, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized within other (expense) income, net in our Unaudited Condensed Consolidated Income Statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive (loss) income in our Unaudited Condensed Consolidated Income Statements.

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

The COVID-19 pandemic has caused an international health crisis and resulted, and may continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. More transmissible and contagious variants have caused an increase in the number of COVID-19 cases globally. The continued impact of COVID-19 cannot be predicted at this time, and could depend on a number of factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, and the effectiveness of vaccines against any variants.

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

The automotive industry is also facing, and may continue to face, inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, and the war in Ukraine and Russian sanctions. This decline in vehicle inventory has led to an increase in bids per vehicle at auction and corresponding increases to wholesale auction prices. As the price of replenishing inventory through wholesale auctions has increased, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary IMV and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions prior to the commencement of the applicable renewal term. Our ability to add new paying dealers or increase our fees with dealers may be impeded if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites and have contributed to higher prices and reduced lease options for new vehicles, which in turn has reduced, and may continue to reduce, consumer demand, which could contribute to a decline in the number of consumer visits to our websites and/or the number of connections between consumers and dealers through our marketplaces. These inventory-related issues and other macroeconomic issues may materially and adversely impact our business, financial condition and results of operations.

As a result of the travel and commerce restrictions that have been implemented or that may be implemented as a result of the COVID-19 pandemic and new variants, and the corresponding impact on their businesses, a number of our dealer customers have, or are, temporarily closed or are operating on a reduced capacity, and many dealerships are facing significant financial challenges. Such closures and circumstances led, and may in the future lead, some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, we reduced our spending on brand advertising and traffic acquisition at the beginning of the COVID-19 pandemic in response to increasing cancelations and reduced consumer demand, which contributed to a year-over-year decline in the number of consumers using our platform for each of the years ended December 31, 2021 and 2020, which in turn may continue to materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, we may not in the future fully restore prior spending levels if we elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed. Our business relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic, which may also materially and adversely affect our business.

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

We continue to monitor and assess the effects of the COVID-19 pandemic, including the effects of variants, on our commercial operations, including the impact on our revenue. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the duration of the pandemic, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution and acceptance of vaccines, shifts in behavior going forward, and the length or severity of the travel and commerce restrictions that are currently in effect and may be imposed in the future by relevant governmental authorities. Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscription agreements with us, our business and financial results would be materially and adversely affected.

A significant source of our revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplaces. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice prior to the commencement of the applicable renewal term. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. Accordingly, these dealers may cancel their subscriptions with us in accordance with the terms of their subscription agreements. A dealer’s decision to cancel its subscription with us may be influenced by several factors, including national and regional dealership associations, national and local regulators, automotive manufacturers, consumer groups, and consolidated dealer groups. If any of these influential groups indicate that dealers should not enter into or maintain subscription agreements with us, this belief could become shared by dealers and we may lose a number of our paying dealers. If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

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

If we fail to continue to realize transaction synergies from our acquisition of a 51% interest in CarOffer, or if the CarOffer business and/or our combined offerings such as IMCO fail to continue to grow at the rate we expect, our revenue and business would be significantly harmed.

In January 2021 we completed our acquisition of a 51% interest in CarOffer, which added wholesale vehicle acquisition and selling capabilities to our portfolio of dealer offerings. In 2021, this acquisition also helped facilitate our launch of a newer consumer offering, IMCO, which allows consumers in certain states to sell their vehicles to dealers entirely online through CarGurus. A significant amount of our revenue is now derived from the wholesale sale of automobiles and IMCO. Continued achievement of our transaction synergies and our ability to continue to grow the CarOffer business and the revenue associated with it depends on a number of factors, including, but not limited to, our ability to continue to: expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions which they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. Additionally, our ability to continue to grow IMCO and the revenue associated with it also depends on a number of factors, including, but not limited to, our ability to continue to: effectively scale and market IMCO; attract prospective consumers to sell their vehicles online through IMCO; and successfully compete with competitors, including online dealerships. If our anticipated transaction synergies do not fully materialize or the CarOffer business and/or IMCO fail to continue to grow at the rate we expect, our revenue and business would be significantly harmed.

Industry conditions such as a significant change in vehicle retail prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles on their own rather than selling them on the CarOffer platform, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform and the demand for those used vehicles. Inventory challenges in the automotive industry, including for reasons attributable to the COVID-19 pandemic, has contributed and could continue to contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform and/or transacted via IMCO. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply would adversely impact our revenue and business.

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

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers. For example, during 2021 we launched IMCO in furtherance of our evolution to a transaction-enabled marketplace. We also continue to develop digital retail offerings, including those that expand a dealer’s geographic footprint and others that bring additional elements of the car buying experience online through our websites. A failure by us to capture the benefits that we expect from our rollout of IMCO and these digital retail investments could have an adverse effect on our business and financial results.

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

Our revenue increased to (i) $951.4 million for the year ended December 31, 2021 from $551.5 million for the year ended December 31, 2020, representing a 73% increase between such periods, and (ii) $430.6 million for the three months ended March 31, 2022 from $171.4 million for the three months ended March 31, 2021, representing a 151% increase between such periods. Our revenue for the remainder of 2022 and beyond may not grow at such a rate and could potentially be impacted by the COVID-19 pandemic, as it was for the year ended December 31, 2020. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

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

In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, the global semiconductor chip shortage, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the war in

Ukraine and Russian sanctions, as well as the ongoing effects of the COVID-19 pandemic. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

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

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the Eastern region of the United States, and internationally near each of London, England and Frankfurt, Germany. Although we can host our U.S. CarGurus’ marketplace from two alternative locations and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems has caused, and may in the future cause, us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic breaches, physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

Some functions of our marketplaces involve the storage and transmission of consumers’ information, such as IP addresses, contact information of users who connect with dealers, credit applications and other financial data, and profile information of users who create accounts on our marketplaces, as well as dealers’ information. We also process and store personal and confidential information of our vendors, partners, and employees. Some of this information may be private, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs. For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and other personal information. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. Like all information systems and technology, our websites, mobile applications, and information systems are subject to computer viruses, break-ins, phishing attacks, attempts to overload the systems with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, and use of personal or other confidential information. If we experience compromises to our security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers, customers, advertisers, partners, vendors, and employees may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, dealers may stop or decrease their subscriptions with us, and advertisers may decrease or stop advertising on our websites.

Further, outside parties have attempted and will likely continue to attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’, dealers’, advertisers’, and employees’ information. As cyber-attacks increase in frequency and sophistication, our cyber-security and disaster recovery plans may not be effective in anticipating, preventing and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, including the General Data Protection Regulation in the EU, or the GDPR, which went into effect on May 25, 2018, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, and the California Privacy Rights Act, or the CPRA, the Virginia Consumer Data Protection Act, or the VCDPA, each of which goes into effect on January 1, 2023, the Colorado Privacy Act, or the CPA, which goes into effect on July 1, 2023, and the Utah Consumer Privacy Act, or the UCPA, which goes into effect on December 31, 2023. The GDPR and CCPA in particular have already required, and along with the CPRA, VCDPA, CPA, and UCPA, may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU, which effectively invalided the EU-U.S. Privacy Shield Framework, may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR, CCPA, CPA, CPRA, VCDPA, or UCPA requirements.

Any failure or perceived failure by us to comply with United States and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer or dealer information at risk and could in turn expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

Our ability to attract consumers to our own websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations and industry standards.

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation including GDPR, CCPA, CPA, CPRA, VCDPA, and UCPA; privacy restrictions imposed by web browser developers, advertising partners or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations and industry standards.

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

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chairman of the Board and Executive Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chairman, and his ability to control the election or replacement of our directors. As Chairman of the Board and our Executive Chairman, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation attached to our Annual Report as Exhibit 3.1), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the continued effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations in a given quarter in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect the trading price of our Class A common stock.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith

10.1	First Amendment to Sublease, dated March 23, 2022, by and between the Registrant and Amylyx Pharmaceuticals, Inc.					X
10.2#	Offer Letter, dated January 17, 2020, by and between the Registrant and Andrea Eldridge.					X
10.3#	Offer Letter, dated November 15, 2021, by and between the Registrant and Dafna Sarnoff.					X
10.4#	Form of Amendment to Performance Restricted Stock Unit Agreement.	10-K	001-38233	February 25, 2022	10.31
10.5

Corrective Amendment, dated May 6, 2022, to Third Amended and Restated Limited Liability Company Agreement of CarOffer, LLC, dated November 23, 2021, by and among the Registrant, CarOffer, LLC, TopCo, and CarOffer MidCo, LLC.

X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: May 9, 2022	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Scot Fredo
Scot Fredo
Chief Financial Officer (Principal Financial Officer)