Form 10-Q
period 2022-06-30
CarGurus, Inc.
filed 2022-08-08
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 102,689,181 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the material weakness in our internal control over financial reporting that we have identified, and our ability to remediate such weakness and enhance our internal control environment;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At June 30, 2022	At December 31, 2021
Assets
Current assets
Cash and cash equivalents	$338,238	$231,944
Investments	30,000	90,000
Accounts receivable, net of allowance for doubtful accounts of $1,084 and $420, respectively	193,431	189,324
Inventory	21,684	19,656
Prepaid expenses, prepaid income taxes and other current assets	24,599	16,430
Deferred contract costs	8,271	9,045
Restricted cash	13,291	6,709
Total current assets	629,514	563,108
Property and equipment, net	35,343	32,210
Intangible assets, net	68,338	83,915
Goodwill	157,073	158,287
Operating lease right-of-use assets	59,226	60,609
Restricted cash	9,627	9,627
Deferred tax assets	36,816	13,378
Deferred contract costs, net of current portion	6,631	5,867
Other non-current assets	7,138	4,573
Total assets	$1,009,706	$931,574
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$74,171	$66,153
Accrued expenses, accrued income taxes and other current liabilities	74,391	78,586
Deferred revenue	15,071	12,784
Operating lease liabilities	12,340	13,186
Total current liabilities	175,973	170,709
Operating lease liabilities	56,110	57,519
Deferred tax liabilities	32	58
Other non–current liabilities	51,251	23,639
Total liabilities	283,366	251,925
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	264,505	162,808
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 102,465,807 and 101,773,034 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	102	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	407,363	387,868
Retained earnings	56,832	129,258
Accumulated other comprehensive loss	(2,478)	(403)
Total stockholders’ equity	461,835	516,841
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,009,706	$931,574

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Marketplace	$163,926	$160,458	$327,215	$316,259
Wholesale	75,937	53,514	166,931	67,317
Product	271,366	3,776	447,691	5,540
Total revenue	511,229	217,748	941,837	389,116
Cost of revenue (1)
Marketplace	13,257	11,311	25,466	22,299
Wholesale	46,518	35,226	104,700	46,352
Product	263,603	3,780	441,945	5,724
Total cost of revenue	323,378	50,317	572,111	74,375
Gross profit	187,851	167,431	369,726	314,741
Operating expenses:
Sales and marketing	95,605	66,135	183,186	134,309
Product, technology, and development	31,354	27,630	62,007	52,794
General and administrative	33,514	26,167	66,635	46,681
Depreciation and amortization	3,836	9,022	7,697	16,689
Total operating expenses	164,309	128,954	319,525	250,473
Income from operations	23,542	38,477	50,201	64,268
Other (expense) income, net	(156)	61	(275)	283
Income before income taxes	23,386	38,538	49,926	64,551
Provision for income taxes	5,325	11,142	13,027	17,604
Consolidated net income	18,061	27,396	36,899	46,947
Net loss attributable to redeemable noncontrolling interest	(1,223)	(656)	(2,295)	(3,466)
Net income attributable to CarGurus, Inc.	19,284	28,052	39,194	50,413
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	111,620	—
Net (loss) income attributable to common stockholders	$(10,336)	$28,052	$(72,426)	$50,413
Net (loss) income per share attributable to common stockholders: (Note 9)
Basic	$(0.09)	$0.24	$(0.61)	$0.43
Diluted	$(0.09)	$0.23	$(0.61)	$0.42
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	118,390,641	117,124,895	118,211,975	116,722,913
Diluted	118,390,641	119,454,104	118,211,975	118,353,969

(1)
Includes depreciation and amortization expense for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021 of $7,398, $1,143, $14,722 and $2,142, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$18,061	$27,396	$36,899	$46,947
Other comprehensive income:
Foreign currency translation adjustment	(1,586)	248	(2,075)	(835)
Consolidated comprehensive income	16,475	27,644	34,824	46,112
Comprehensive loss attributable to redeemable noncontrolling interests	(1,223)	(656)	(2,295)	(3,466)
Comprehensive income attributable to CarGurus, Inc.	$17,698	$28,300	$37,119	$49,578

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss (Income)	Equity
Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865
Net (loss) income	(1,223)	—	—	—	—	—	19,284	—	19,284
Stock–based compensation expense	—	—	—	—	—	14,697	—	—	14,697
Issuance of common stock upon exercise of stock options	—	23,240	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	—	447,555	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(147,533)	—	—	—	(5,830)	—	—	(5,830)
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	—	—	—	—	(29,620)	—	(29,620)
Tax distributions to redeemable noncontrolling interest holders	(3,642)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,586)	(1,586)
Balance at June 30, 2022	$264,505	102,465,807	$102	15,999,173	$16	$407,363	$56,832	$(2,478)	$461,835

Balance as of December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net (loss) income	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance as of March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655
Net (loss) income	(656)	—	—	—	—	—	28,052	—	28,052
Stock–based compensation expense	—	—	—	—	—	15,253	—	—	15,253
Issuance of common stock upon exercise of stock options	—	36,027	—	—	—	140	—	—	140
Issuance of common stock upon vesting of restricted stock units	—	391,468	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(126,703)	—	—	—	(3,167)	—	—	(3,167)
Foreign currency translation adjustment	—	—	—	—	—	—	—	248	248
Balance at June 30, 2021	$54,565	99,060,368	$99	18,146,903	$18	$368,194	$179,825	$1,045	$549,181

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Consolidated net income	$36,899	$46,947
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,419	18,831
Currency loss (gain) on foreign denominated transactions	354	(30)
Deferred taxes	(23,464)	2,336
Provision for doubtful accounts	699	450
Stock-based compensation expense	27,579	28,747
Amortization of deferred contract costs	5,564	6,454
Changes in operating assets and liabilities:
Accounts receivable, net	(12,022)	(47,982)
Inventory	(2,028)	(2,533)
Prepaid expenses, prepaid income taxes, and other assets	(10,434)	(1,485)
Deferred contract costs	(5,746)	(5,098)
Accounts payable	8,168	15,333
Accrued expenses, accrued income taxes, and other liabilities	38,174	15,580
Deferred revenue	2,302	3,989
Lease obligations	(869)	(204)
Net cash provided by operating activities	87,595	81,335
Investing Activities
Purchases of property and equipment	(2,661)	(4,672)
Capitalization of website development costs	(5,502)	(2,109)
Cash paid for acquisitions, net of cash acquired	—	(64,273)
Investments in certificates of deposit	—	(45,000)
Maturities of certificates of deposit	60,000	60,000
Net cash provided by (used in) investing activities	51,837	(56,054)
Financing Activities
Proceeds from exercise of stock options	705	398
Payment of finance lease obligations	(35)	(13)
Payment of withholding taxes on net share settlement of equity awards	(11,260)	(8,208)
Repayment of line of credit	—	(14,250)
Payment of tax distributions to redeemable noncontrolling interest holders	(12,691)	—
Payments made to third party payment processor	(2,363)	—
Net cash used in financing activities	(25,644)	(22,073)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(912)	(135)
Net increase in cash, cash equivalents, and restricted cash	112,876	3,073
Cash, cash equivalents, and restricted cash at beginning of period	248,280	200,926
Cash, cash equivalents, and restricted cash at end of period	$361,156	$203,999
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$41,160	$8,220
Cash paid for operating lease liabilities	$9,220	$8,064
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	$362	$245
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$2,471	$1,435
Obtaining a right-of-use asset in exchange for a finance lease liability	$—	$664
Obtaining a right-of-use asset in exchange for an operating lease liability	$5,307	$12,336
Issuance of stock for acquisition	$—	$103,645
Accretion of redeemable noncontrolling interest to redemption value	$111,620	$—
Accrued tax distributions to redeemable noncontrolling interest holders	$3,638	$—

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021, results of operations, comprehensive income, and changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “Annual Report”).

While the Company disclosed total revenue in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 5, 2021, the accompanying Unaudited Condensed Consolidated Income Statements for the three and six months ended June 30, 2021 presents revenues disaggregated into marketplace, wholesale, and product revenues to conform to the current year presentation, as a result of the acquisition of a 51% interest in CarOffer.

While the Company disclosed inventory within prepaid expenses, prepaid income taxes, and other assets in the Unaudited Condensed Consolidated Statements of Cash Flow in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 5, 2021, the accompanying Unaudited Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2021 present inventory separately from prepaid expenses, prepaid income taxes, and other assets to conform to the current year presentation.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in Note 12 of these Unaudited Condensed Consolidated Financial Statements.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the expensing and capitalization of product, technology, and development costs related to website development, internal‑use software, and hosting arrangements, the valuation and recoverability of goodwill, intangible assets and other long-lived assets, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance and the valuation of equity and liability-classified compensation awards under ASC Topic 718, Stock-based Compensation ("ASC 718"). Accordingly, the Company considers these to be its critical accounting policies, and believes that of the Company’s significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

The Company is exposed to credit losses primarily through its trade accounts receivable, which includes receivables in transit from a third-party payment processor. The third-party payment processor collects customer payments on the Company's behalf and remits them to the Company. Customer payments received, but not remitted as of period end are deemed to be receivables in transit. Additionally, the third-party payment processor provides payments in advance for certain selling dealers. If the third-party payment processor does not receive related buying dealer payments related to the transaction paid in advance, the Company would guarantee losses incurred by the third-party payment processor and the balance would be deducted from future remittances to the Company. To date losses associated with these guarantees have not been material. Payments received in advance are presented as cash flows from financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

The Company offsets gross trade accounts receivable with payments received in advance from a third-party payment processor as it has the right of offset. As of June 30, 2022, gross trade accounts receivable from receivables in transit from the third-party payment processor was $25,907, offset by payments received in advance totaling $44,460, which resulted in a net liability of $18,553 recognized within accrued expenses, accrued income taxes and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2021, gross trade accounts receivable from receivables in transit from the third-party payment processor was $18,747, offset by payments received in advance of $46,822, which resulted in a net liability of $28,075 recognized within accrued expenses, accrued income taxes and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The majority of the Company's accounts receivable results from a third-party payment processor for wholesale revenue transactions. The Company has had no material losses related to wholesale receivables as it does not release the title until successfully collecting funds from the buying dealer. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

As of June 30, 2022, one customer accounted for 42% of net accounts receivable. As of December 31, 2021, two customers accounted for 47% and 18% of net accounts receivable, respectively.

As of June 30, 2022 and December 31, 2021, $6,415 and $7,356, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the subsequent period to services rendered.

For the three months ended June 30, 2022, two customers each accounted for 11% of total revenue due to continued growth of the CarOffer business. For the six months ended June 30, 2022 and for the three and six months ended June 30, 2021, no individual customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2022, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report, other than as described below.

During the three months ended June 30, 2022, the Company refined its model for determining the fair value of liability-classified awards as a result of obtaining gross profit actuals through the trailing twelve-month ended June 30, 2022 measuring period. For liability-classified awards, the fair value is now determined on the date of issuance using a Monte Carlo simulation model, instead of using the previous Least Square Monte Carlo simulation model. The determination of the fair value is affected by CarOffer’s equity value, EBITDA, Excess Parent Capital (as defined in the CarOffer Operating Agreement), and revenue forecasts that drive the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. Liability-classified awards are remeasured to fair value each period until settlement.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2022, there are no new material accounting pronouncements that the Company is considering adopting.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2022 was approximately $13.2 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2022. For performance obligations not satisfied as of June 30, 2022, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2022.

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, revenue recognized from amounts included in deferred revenue at the beginning of the period, was $12,776, $11,986, $12,784, and $9,137, respectively.

4. Fair Value of Financial Instruments Including Cash, Cash Equivalents, and Investments

As of June 30, 2022 and December 31, 2021, assets measured at fair value on a recurring basis consist of the following:

	As of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$227,709	$—	$—	$227,709
Investments:
Certificates of deposit	—	30,000	—	30,000
Total	$227,709	$30,000	$—	$257,709

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$157,525	$—	$—	$157,525
Investments:
Certificates of deposit	—	90,000	—	90,000
Total	$157,525	$90,000	$—	$247,525

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. During the six months ended June 30, 2022 and year ended December 31, 2021, the Company did not elect to remeasure any of its existing financial assets and liabilities and did not elect the fair value option for any financial assets transacted.

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

As of June 30, 2022 and December 31, 2021, investments consist of the following:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$30,000	$—	$—	$30,000
Total	$30,000	$—	$—	$30,000

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$90,000	$—	$—	$90,000
Total	$90,000	$—	$—	$90,000

5. Property and Equipment, Net

As of June 30, 2022 and December 31, 2021, property and equipment, net consist of the following:

	As of June 30, 2022	As of December 31, 2021
Server and computer equipment	$8,142	$8,349
Capitalized internal-use software	5,079	3,041
Capitalized website development	29,229	22,037
Furniture and fixtures	8,606	8,615
Leasehold improvements	24,067	24,082
Construction in progress	1,557	854
Finance lease right-of-use assets	487	556
	77,167	67,534
Less accumulated depreciation and amortization	(41,824)	(35,324)
Total	$35,343	$32,210

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, depreciation and amortization expense, excluding amortization of intangible assets and amortization of capitalized hosting arrangements, was $3,562, $2,293, $7,042 and $4,313, respectively.

During the six months ended June 30, 2022, capitalized website development increased $7,192 due to continued investment in the Company's product offerings.

6. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities and Other Non-Current Liabilities

As of June 30, 2022 and December 31, 2021, accrued expenses, accrued income taxes and other current liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued bonus	$9,927	$11,777
Accrued tax distributions to redeemable noncontrolling interest holders	3,638	8,701
Payments received in advance from third-party payment processor	18,553	28,075
Reserve for returns and cancellations	13,295	2,254
Other accrued expenses and other current liabilities	28,978	27,779
Total	$74,391	$78,586

O

The decrease of $9,522 in the payments received in advance from third-party payment processors is due to the timing of payments remitted by the third-party.

The increase of $11,041 in the reserve for returns and cancellations is primarily due to increased wholesale and product sales volume. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations. Actual returns and cancellations are recorded against this returns reserve as incurred.

The decrease of $5,063 in accrued tax distributions to redeemable noncontrolling interest holders is primarily due to cash settlement of the balance as of December 31, 2021 during the six months ended June 30, 2022, offset by the accrual for tax distributions to noncontrolling interest holders for the estimated tax liability on their respective taxable income earned as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, other non-current liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
CO Incentive Unit and Subject Unit liability-classified awards	$47,815	$21,095
Other non-current liabilities	3,436	2,544
Total	$51,251	$23,639

In connection with the Company's acquisition of a 51% interest in CarOffer, the then-outstanding unvested incentive units ("CO Incentive Units") of CarOffer and unvested Class CO CarOffer units (the "Subject Units") remained outstanding. The increase of $26,720 related to CO Incentive Unit and Subject Unit liability-classified awards is due to the mark to market valuation and the continued recognition over the vesting period.

7. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2022, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. The Company has no material long-term purchase obligations outstanding with any vendor or third party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland. The Company also has an operating lease obligation for data center space in Needham, Massachusetts.

As of June 30, 2022, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recognized within restricted cash in the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2022 and December 31, 2021, restricted cash was $22,918 and $16,336, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s wholesale business. As of June 30, 2022 and December 31, 2021, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

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

Legal Matters

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results. However, litigation is inherently unpredictable and the future outcome of legal proceedings and other contingencies may be unexpected or differ from the Company’s estimated liabilities, which could have a material adverse effect on the Company’s future financial results.

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

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, income for guarantees purchased by dealers was $2,292, $1,628, $5,595, and $2,275, respectively. For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, the net loss or gain resulting from the dealer's exercise of guarantees was immaterial.

As of June 30, 2022, the maximum potential amount of future payments that CarOffer could be required to make under these guarantees was $100,746. Of the maximum potential amount of future payments, none are considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur the losses were immaterial. As such, as of June 30, 2022, CarOffer had no contingent loss liabilities.

As of December 31, 2021, the maximum potential amount of future payments that CarOffer could be required to make under these guarantees was $76,075. Of the maximum potential amount of future payments, none are considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur, the losses were immaterial. As such, as of December 31, 2021, CarOffer had no contingent loss liabilities.

8. Stock-based Compensation

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, stock compensation expense by award type and where the stock compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	$646	$635	$1,290	$1,252
Restricted stock units	12,786	13,944	26,289	27,687
CO Incentive Units and Subject Units	13,025	7,961	26,720	8,994
Total	$26,457	$22,540	$54,299	$37,933

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$69	$109	$205	$201
Sales and marketing expense	4,086	3,571	8,069	6,323
Product, technology, and development expense	6,151	6,230	12,519	12,002
General and administrative expense	16,151	12,630	33,506	19,407
Total	$26,457	$22,540	$54,299	$37,933

For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, excluded from stock-based compensation expense is $1,265, $866, $2,471, and $1,435 of capitalized website development costs, capitalized internal-use software costs and capitalized hosting arrangements, respectively.

During the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, the Company withheld 147,533, 126,703, 303,269, and 289,653 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of equity awards. The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company. For the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021, total payments to satisfy employee tax withholding requirements and for option exercise costs due to net share settlements and cashless exercises of options were $5,830, $3,167, $11,260, and $8,208, respectively, and are reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

During the three months ended June 30, 2022 and 2021 and during the six months ended June 30, 2022, no shares of Class B common stock were converted to Class A common stock. During the six months ended June 30, 2021, holders of Class B common stock converted 929,597 shares of Class B common stock to Class A common stock.

Basic net income per share (“Basic EPS”) is computed by dividing consolidated net income adjusted for net loss attributable to the redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period.

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to the redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 4 to the financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and incentive units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three and six months ended June 30, 2022 and 2021, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Consolidated net income	$18,061	$27,396	$36,899	$46,947
Net loss attributable to redeemable noncontrolling interest	(1,223)	(656)	(2,295)	(3,466)
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	111,620	—
Net (loss) income attributable to common stockholders — basic	$(10,336)	$28,052	$(72,426)	$50,413
Net loss attributable to redeemable noncontrolling interest	—	(656)	—	(656)
Net (loss) income attributable to common stockholders — diluted	$(10,336)	$27,396	$(72,426)	$49,757
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	118,390,641	117,124,895	118,211,975	116,722,913
Dilutive effect of share equivalents resulting from stock options	—	450,512	—	481,802
Dilutive effect of share equivalents resulting from unvested restricted stock units	—	300,916	—	360,363
Dilutive effect of share equivalents resulting from CarOffer incentive units and noncontrolling interest	—	1,577,781	—	788,891
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	118,390,641	119,454,104	118,211,975	118,353,969
Net (loss) income per share attributable to common stockholders:
Basic	$(0.09)	$0.24	$(0.61)	$0.43
Diluted	$(0.09)	$0.23	$(0.61)	$0.42

For the three and six months ended June 30, 2022 and 2021, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options outstanding	885,547	588,490	914,870	457,714
Restricted stock units outstanding	4,296,625	2,849,737	4,186,653	2,671,279
CO Incentive Units, Subject Units and noncontrolling interest	15,205,940	—	11,498,025	—

For the three and six months ended June 30, 2021, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 were excluded from the calculation of weighted average shares used to compute Diluted EPS, as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares. During the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other restricted stock unit awards.

For the three and six months ended June 30, 2022, there was no effect of potentially dilutive shares as the numerator was negative.

10. Income Taxes

During the three months ended June 30, 2022, the Company recorded an income tax provision of $5,325, representing an effective tax rate of 21.6%. The effective tax rate for the three months ended June 30, 2022 was greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

During the six months ended June 30, 2022, the Company recorded an income tax provision of $13,027, representing an effective tax rate of 25.0%. The effective tax rate for the six months ended June 30, 2022 was greater than the statutory rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

During the three months ended June 30, 2021, the Company recorded an income tax provision of $11,142, representing an effective tax rate of 28.4%. The effective tax rate for the three months ended June 30, 2021 was greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following the Company’s initial public offering (“IPO”), partially offset by federal and state research and development tax credits.

During the six months ended June 30, 2021, the Company recorded an income tax provision of $17,604, representing an effective tax rate of 25.9%. The effective tax rate for the six months ended June 30, 2021 was higher than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, which became applicable upon the expiration in May 2021 of the transition period permitted following the IPO, partially offset by federal and state research and development tax credits.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2017 and prior as a result of applicable statute of limitations of the Internal Revenue Service (“IRS”) and a majority of applicable state jurisdictions. The Company is currently not subject to examination in its foreign jurisdictions for tax years 2016 and prior.

11. Segment and Geographic Information

Effective the first quarter of 2022, the Company revised its segment reporting from two reportable segments, United States and International, to one reportable segment. The Company concluded the change in segment reporting was not a triggering event for goodwill impairment. The change in segment reporting was made to align with changes made in the manner the Company’s chief operating decision maker (the “CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM now assesses the Company's performance on a consolidated basis rather than by geographical location as a result of the international segment becoming less significant relative to the overall business. The CODM reviews revenue and operating income as a proxy for the operating performance of the Company’s operations. The Company’s Chief Executive Officer is the CODM.

For the three and six months ended June 30, 2022 and 2021, information regarding the Company’s operations by segment is represented within the Unaudited Condensed Consolidated Income Statements.

For the three and six months ended June 30, 2022 and 2021, information regarding the Company’s revenue by geographical region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Geographic Region:
United States	$500,056	$206,584	$919,264	$369,595
International	11,173	11,164	22,573	19,521
Total	$511,229	$217,748	$941,837	$389,116

12. Subsequent Event

On August 2, 2022, Scot Fredo, the Company's Chief Financial Officer, announced his intent to resign to pursue another career opportunity. Mr. Fredo will remain with the Company as Chief Financial Officer through October 3, 2022, the effective date of his resignation. Additionally, on August 2, 2022, the Company's Board of Directors designated Jason Trevisan, the Company's Chief Executive Officer, to serve as the Company's Principal Financial Officer effective upon Mr. Fredo's resignation on October 3, 2022 and until such time that the Company appoints a successor Chief Financial Officer.

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

For the three months ended June 30, 2022, we generated revenue of $511.2 million, a 135% increase from $217.7 million of revenue in the three months ended June 30, 2021. For the three months ended June 30, 2022, we generated consolidated net income of $18.1 million and Adjusted EBITDA of $54.0 million, compared to consolidated net income of $27.4 million and Adjusted EBITDA of $66.4 million for the three months ended June 30, 2021.

For the six months ended June 30, 2022, we generated revenue of $941.8 million, a 142% increase from $389.1 million of revenue in the six months ended June 30, 2021. For the six months ended June 30, 2022, we generated consolidated net income of $36.9 million and Adjusted EBITDA of $111.9 million, compared to consolidated net income of $46.9 million and Adjusted EBITDA of $117.0 million for the six months ended June 30, 2021.

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

Our recent operations have been affected by a range of factors related to the COVID-19 pandemic, including continued temporary office closures and hybrid or remote work for most employees. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders at times have resulted in restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected the market for automobile purchases.

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

	Three Months Ended June 30,
Average Monthly Unique Users	2022	2021
	(in thousands)
United States	29,526	32,828
International	6,591	7,763
Total	36,117	40,591

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

	Three Months Ended June 30,
Average Monthly Sessions	2022	2021
	(in thousands)
United States	80,142	81,087
International	14,903	18,017
Total	95,045	99,104

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

	As of June 30
Number of Paying Dealers	2022	2021
United States	24,488	23,950
International	6,655	6,777
Total	31,143	30,727

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

	As of June 30
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2022	2021
United States	$5,771	$5,550
International	$1,533	$1,491
Consolidated	$4,862	$4,657

Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest

To provide investors with additional information regarding our financial results, we monitor and have presented within this Quarterly Report, Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest, each of which are non‑GAAP financial measures. These non‑GAAP financial measures are not based on any standardized methodology prescribed by United States generally accepted accounting principles, or GAAP, and are not necessarily comparable to any similarly titled measures presented by other companies.

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, acquisition-related expenses, other expense (income), net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude Adjusted EBITDA attributable to redeemable noncontrolling interest, adjusted for all prior limitations to Consolidated Adjusted EBITDA as previously described.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other expense (income), net, provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest.

We have presented Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest within this Quarterly Report, because they are key measures used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest can produce a useful measure for period‑to‑period comparisons of our business.

We use Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest to evaluate our operating performance and trends and make planning decisions. We believe Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making.

Our Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest rather than consolidated net income and net loss attributable to redeemable noncontrolling interest, respectively, which are the most directly comparable GAAP equivalents. Some of these limitations are:

•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Consolidated Adjusted EBITDA and Adjusted EBITDA exclude transaction and one-time acquisition-related expenses incurred by us during a reporting period, which may not be reflective of our operational performance during such period, for acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other expense (income), net which primarily includes net foreign exchange gains and losses and interest income earned on our cash, cash equivalents, and investments;

•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude the provision for income taxes;
•
Adjusted EBITDA excludes Adjusted EBITDA attributable to redeemable noncontrolling interest, which is calculated as the net loss attributable to redeemable noncontrolling interest, adjusted for all prior limitations to Adjusted EBITDA as described above; and
•
other companies, including companies in our industry, may calculate Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest differently, which reduces their usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:	(in thousands)		(in thousands)
Consolidated net income	$18,061	$27,396	$36,899	$46,947
Depreciation and amortization	11,234	10,165	22,419	18,831
Stock-based compensation expense	26,457	22,540	54,299	37,933
Acquisition-related expenses	—	65	—	709
Other expense (income), net	156	(61)	275	(283)
Provision for income taxes	5,325	11,142	13,027	17,604
Consolidated Adjusted EBITDA	61,233	71,247	126,919	121,741
Adjusted EBITDA attributable to redeemable noncontrolling interest	(7,265)	(4,805)	(15,001)	(4,737)
Adjusted EBITDA	$53,968	$66,442	$111,918	$117,004

The following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest	(in thousands)		(in thousands)

Net loss attributable to redeemable noncontrolling interest	$(1,223)	$(656)	$(2,295)	$(3,466)
Depreciation and amortization (1)	2,917	2,797	5,827	5,122
Stock-based compensation expense (1)	5,127	2,716	10,498	3,190
Other expense (income), net (1)	444	(52)	880	(109)
Provision for income taxes (1)	—	—	91	—
Adjusted EBITDA attributable to redeemable noncontrolling interest	$7,265	$4,805	$15,001	$4,737

(1) These exclusions are adjusted for redeemable noncontrolling interest.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of net foreign exchange gains and losses and interest income earned on our cash, cash equivalents, and investments.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three and six months ended June 30, 2022 and 2021, we have recognized a provision for income taxes as a result of our consolidated taxable income position. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, our valuation allowance against our net deferred tax assets was immaterial.

Results of Operations

For the three and six months ended June 30, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$163,926	$160,458	$327,215	$316,259
Wholesale	75,937	53,514	166,931	67,317
Product	271,366	3,776	447,691	5,540
Total revenue	511,229	217,748	941,837	389,116
Cost of revenue
Marketplace	13,257	11,311	25,466	22,299
Wholesale	46,518	35,226	104,700	46,352
Product	263,603	3,780	441,945	5,724
Total cost of revenue	323,378	50,317	572,111	74,375
Gross profit	187,851	167,431	369,726	314,741
Operating expenses:
Sales and marketing	95,605	66,135	183,186	134,309
Product, technology, and development	31,354	27,630	62,007	52,794
General and administrative	33,514	26,167	66,635	46,681
Depreciation and amortization	3,836	9,022	7,697	16,689
Total operating expenses	164,309	128,954	319,525	250,473
Income from operations	23,542	38,477	50,201	64,268
Other (expense) income, net	(156)	61	(275)	283
Income before income taxes	23,386	38,538	49,926	64,551
Provision for income taxes	5,325	11,142	13,027	17,604
Consolidated net income	18,061	27,396	36,899	46,947
Net loss attributable to redeemable noncontrolling interest	(1,223)	(656)	(2,295)	(3,466)
Net income attributable to CarGurus, Inc.	$19,284	$28,052	$39,194	$50,413

For the three and six months ended June 30, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements as a percentage of revenue are as follows (amounts in tables below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Marketplace	32%	74%	35%	81%
Wholesale	15	25	18	17
Product	53	2	48	1
Total revenue	100	100	100	100
Cost of Revenue
Marketplace	3	5	3	6
Wholesale	9	16	11	12
Product	52	2	47	1
Total cost of revenue	63	23	61	19
Gross profit	37	77	39	81
Operating expenses:
Sales and marketing	19	30	19	35
Product, technology, and development	6	13	7	14
General and administrative	7	12	7	12
Depreciation and amortization	1	4	1	4
Total operating expenses	32	59	34	64
Income from operations	5	18	5	17
Other (expense) income, net	(0)	0	(0)	0
Income before income taxes	5	18	5	17
Provision for income taxes	1	5	1	5
Consolidated net income	4	13	4	12
Net loss attributable to redeemable noncontrolling interest	(0)	(0)	(0)	(1)
Net income attributable to CarGurus, Inc.	4%	13%	4%	13%

For the three months ended June 30, 2022 and 2021

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Marketplace	$163,926	$160,458	$3,468	2%
Wholesale	75,937	53,514	22,423	42
Product	271,366	3,776	267,590	7,087
Total	$511,229	$217,748	$293,481	135%
Percentage of total revenue:
Marketplace	32%	74%
Wholesale	15	25
Product	53	2
Total	100%	100%

Overall revenue increased $293.5 million, or 135%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Marketplace revenue increased $3.5 million, or 2%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 32% of total revenue for the three months ended June 30, 2022 and 74% of total revenue for the three months ended June 30, 2021. The increase in marketplace revenue was due in part to a 4% growth in our QARSD for paying dealers to $4,862 at June 30, 2022 from $4,657 at June 30, 2021. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Wholesale revenue increased $22.4 million, or 42%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 15% of total revenue for the three months ended June 30, 2022 and 25% of total revenue for the three months ended June 30, 2021. The increase was primarily due to an increase in transactions, including increases in transportation and inspection fees, and guarantee revenue.

Product revenue increased by $267.6 million, or 7,087%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 53% of total revenue for the three months ended June 30, 2022 and 2% of total revenue for the three months ended June 30, 2021. The increase was primarily due to the launch of our consumer to dealer offering, CarGurus Instant Max Cash Offer, or IMCO, which resulted in a $248.1 million increase in proceeds and buy fees received on the sale of vehicles acquired by CarOffer directly from customers. The increase was also due in part to a $29.4 million increase in proceeds received from the sale of vehicles acquired via arbitration. The increase in product revenue was offset in part by a $9.9 million increase in sales allowance.

Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$13,257	$11,311	$1,946	17%
Wholesale	46,518	35,226	11,292	32
Product	263,603	3,780	259,823	6,874
Total	$323,378	$50,317	$273,061	543%
Percentage of total revenue:
Marketplace	3%	5%
Wholesale	9	16
Product	52	2
Total	63%	23%

Overall cost of revenue increased $273.1 million, or 543%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Marketplace cost of revenue increased $1.9 million, or 17%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 3% of total revenue for the three months ended June 30, 2022 and 5% of total revenue for the three months ended June 30, 2021. The increase was primarily due to a $1.0 million increase in fees related to provisioning advertising campaigns on our websites and a $0.4 million increase in data and hosting costs.

Wholesale cost of revenue increased $11.3 million, or 32%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 9% of total revenue for the three months ended June 30, 2022 and 16% of total revenue for the three months ended June 30, 2021. The increase was primarily due an increase in expenses as a result of increased transactions, inclusive of amortization of developed technology and capitalized website development, transportation expenses, inspection expenses and salaries and employee-related expenses.

Product cost of revenue increased $259.8 million, or 6,874%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and represented 52% of the total revenue for the three months ended June 30, 2022 and 2% of total revenue for the three months ended June 30, 2021. The increase was primarily due to the launch of IMCO, which resulted in a $227.8 million increase in expenses related to vehicles acquired by CarOffer directly from customers. The increase was also due in part to a $32.0 million increase in expenses related to vehicles acquired via arbitration.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$95,605	$66,135	$29,470	45%
Percentage of total revenue	19%	30%

Sales and marketing expenses increased $29.5 million, or 45%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to a $18.4 million increase in advertising and marketing expenses, primarily related to efforts to increase site traffic, expand brand awareness and the marketing of our consumer to dealer product. The increase in sales and marketing expenses was also due in part to a $6.4 million increase in salaries and employee-related expense, exclusive of commissions expense, which increased $1.7 million. The increase in salaries and employee-related expense was due primarily a 32% increase in headcount. The increase in commissions expense was due to the increase in headcount and sales growth. The increase was also due in part to a $0.7 million increase in consulting expense, a $0.7 million increase in software subscription expense, and a $0.4 million increase in travel expenses.

Product, Technology, and Development Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product, technology, and development	$31,354	$27,630	$3,724	13%
Percentage of total revenue	6%	13%

Product, technology, and development expenses increased $3.7 million, or 13%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to a $4.2 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was due primarily to a 17% increase in headcount. The increase was also due in part to a $0.3 million increase in software subscription expense. The increase in product, technology, and development expenses was offset in part by a $1.6 million decrease resulting from increased capitalizable projects.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$33,514	$26,167	$7,347	28%
Percentage of total revenue	7%	12%

General and administrative expenses increased $7.3 million, or 28%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to a $1.5 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $3.5 million. The increase in salaries and employee-related expense was due primarily to a 31% increase in headcount. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards. The increase was also due in part to a $0.5 million increase in bad debt expense, $0.4 million in tax expense, $0.3 million increase in software subscription expense, and $0.3 million increase in consulting expenses.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,836	$9,022	$(5,186)	(57)%
Percentage of total revenue	1%	4%

Depreciation and amortization expenses decreased $5.2 million, or 57%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to a reclassification of amortization of acquired developed technology intangible assets to cost of revenue in the beginning of the fourth quarter of fiscal year 2021. We had previously recorded amortization expense as a component of operating expenses but given the underlying nature of the asset we believe the amortization more closely aligns with cost of goods sold. We assessed the materiality of this reclassification on the historical financial statements, individually and in aggregate, and concluded the effect of the reclassification was not material to our Unaudited Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income, net	$(156)	$61	$(217)	(356)%
Percentage of total revenue	0%	0%

Total other (expense) income, net decreased an immaterial amount in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$5,325	$11,142	$(5,817)	(52)%
Percentage of total revenue	1%	5%

Provision for income taxes decreased $5.8 million, or 52%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to decreased profitability. Additionally, there was an immaterial amount of tax expense related to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended June 30, 2022, compared to an aggregated $1.2 million tax expenses related to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended June 30, 2021.

For the six months ended June 30, 2022 and 2021

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$327,215	$316,259	$10,956	3%
Wholesale	166,931	67,317	99,614	148
Product	447,691	5,540	442,151	7,981
Total	$941,837	$389,116	$552,721	142%
Percentage of total revenue:
Marketplace	35%	81%
Wholesale	18	17
Product	48	1
Total	100%	100%

Overall revenue increased $552.7 million, or 142%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Marketplace revenue increased $11.0 million, or 3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 35% of total revenue for the six months ended June 30, 2022 and 81% of total revenue for the six months ended June 30, 2021. The increase in marketplace revenue was due in part to a 4% growth in our QARSD for paying dealers to $4,862 at June 30, 2022 from $4,657 at June 30, 2021. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Wholesale revenue increased $99.6 million, or 148%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 18% of total revenue for the six months ended June 30, 2022 and 17% of total revenue for the six months ended June 30, 2021. The increase was primarily due to an increase in transactions, including increases in transportation and inspection fees, and guarantee revenue.

Product revenue increased by $442.2 million, or 7,981%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 48% of total revenue for the six months ended June 30, 2022 and 1% of total revenue for the six months ended June 30, 2021. The increase was primarily due to the launch of IMCO, which resulted in a $399.8 million increase in proceeds and buy fees received on the sale of vehicles acquired by CarOffer directly from customers. The increase was also due in part to a $52.3 million increase in proceeds received from the sale of vehicles acquired via arbitration. The increase in product revenue was offset in part by a $9.9 million increase in sales allowance.

Cost of Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$25,466	$22,299	$3,167	14%
Wholesale	104,700	46,352	58,348	126
Product	441,945	5,724	436,221	7,621
Total	$572,111	$74,375	$497,736	669%
Percentage of total revenue:
Marketplace	3%	6%
Wholesale	11	12
Product	47	1
Total	61%	19%

Overall cost of revenue increased $497.7 million, or 669%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Marketplace cost of revenue increased $3.2 million, or 14%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 3% of total revenue for the six months ended June 30, 2022 and 6% of total revenue for the six months ended June 30, 2021. The increase was primarily due to a $1.3 million increase in fees related to provisioning advertising campaigns on our websites and a $0.9 million increase in data and hosting costs.

Wholesale cost of revenue increased $58.3 million, or 126%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 11% of total revenue for the six months ended June 30, 2022 and 12% of total revenue for the six months ended June 30, 2021. The increase was primarily due to an increase in expenses as a result of increased transactions, inclusive of transportation expenses, amortization of developed technology and capitalized website development, inspection expenses and salaries and employee-related expenses.

Product cost of revenue increased $436.2 million, or 7,621%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and represented 47% of the total revenue for the six months ended June 30, 2022 and 1% of total revenue for the six months ended June 30, 2021. The increase was primarily due to the launch of IMCO, which resulted in a $373.5 million increase in expenses related to vehicles acquired by CarOffer directly from customers. The increase was also due, in part, to a $62.7 million increase in expenses related to vehicles acquired via arbitration.

Operating Expenses

Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$183,186	$134,309	$48,877	36%
Percentage of total revenue	19%	35%

Sales and marketing expenses increased $48.9 million, or 36%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to a $21.9 million increase in advertising and marketing expenses, primarily related to efforts to increase site traffic, expand brand awareness and the marketing of our consumer to dealer product. The increase in sales and marketing expenses was also due in part to a $13.9 million increase in salaries and employee-related expense, exclusive of commissions expense, which increased $8.2 million. The increase in salaries and employee-related expense was due primarily a 32% increase in headcount. The increase in commissions expense was due to the increase in headcount and sales growth. The increase in sales and marketing expenses was also due in part to a $1.3 million increase in consulting expense, a $1.3 million increase in software subscription expense, a $0.6 million increase in travel expenses, a $0.4 million increase in insurance expense, and a $0.4 million increase in rent expense.

Product, Technology, and Development Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product, technology, and development	$62,007	$52,794	$9,213	17%
Percentage of total revenue	7%	14%

Product, technology, and development expenses increased $9.2 million, or 17%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to a $10.9 million increase in salaries and employee-related expense. The increase in salaries and employee-related expense was due primarily to a 17% increase in headcount. The increase was also due in part to a $0.6 million increase in software subscription expense and a $0.3 million increase in consulting expense. The increase in product, technology, and development expenses was offset in part by a $3.7 million decrease resulting from increased capitalizable projects.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$66,635	$46,681	$19,954	43%
Percentage of total revenue	7%	12%

General and administrative expenses increased $20.0 million, or 43%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to a $3.3 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which increased $14.1 million. The increase in salaries and employee-related expense was due primarily to a 31% increase in headcount. The increase in stock-based compensation expense was due primarily to the revaluation of certain liability-based stock awards. The increase was also due in part to $0.6 million in tax expense, a $0.5 million increase in software subscription expense, a $0.3 million increase in travel expenses, and a $0.2 million increase in bad debt expense.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,697	$16,689	$(8,992)	(54)%
Percentage of total revenue	1%	4%

Depreciation and amortization expenses decreased $9.0 million, or 54%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due primarily to a reclassification of amortization of acquired developed technology intangible assets to cost of revenue in the beginning of the fourth quarter of fiscal year 2021. We had previously recorded amortization expense as a component of operating expenses but given the underlying nature of the asset we believe the amortization more closely aligns with cost of goods sold. We assessed the materiality of this reclassification on the historical financial statements, individually and in aggregate, and concluded the effect of the reclassification was not material to our Unaudited Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income, net	$(275)	$283	$(558)	(197)%
Percentage of total revenue	(0)%	0%

Total other (expense) income, net decreased an immaterial amount in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$13,027	$17,604	$(4,577)	(26)%
Percentage of total revenue	1%	5%

Provision for income taxes decreased $4.6 million, or 26%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due primarily to decreased profitability. Additionally, there was an aggregated $0.6 million of tax expense related to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the six months ended June 30, 2022, compared to an aggregated $1.2 million tax expenses related to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $338.2 million and $231.9 million, respectively, and investments in certificates of deposit with terms of greater than 90 days but less than one year of $30.0 million and $90.0 million, respectively.

Sources and Uses of Cash

During the six months ended June 30, 2022 and 2021, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are as follows:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$87,595	$81,335
Net cash provided by (used in) investing activities	51,837	(56,054)
Net cash used in financing activities	(25,644)	(22,073)
Impact of foreign currency on cash	(912)	(135)
Net increase in cash, cash equivalents, and restricted cash	$112,876	$3,073

Our operations have been financed primarily from operating activities. During the six months ended June 30, 2022 and 2021, we generated cash from operating activities of $87.6 million and $81.3 million, respectively.

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

Operating Activities

Cash provided by operating activities of $87.6 million during the six months ended June 30, 2022 was due primarily to consolidated net income of $36.9 million, adjusted for $27.6 million of stock-based compensation expense for equity classified awards, $22.4 million of depreciation and amortization, $5.6 million of amortization of deferred contract costs, and $0.7 million of provision for doubtful accounts, partially offset by $23.5 million of deferred taxes. Cash provided by operating activities was also attributable to a $38.2 million increase in accrued expenses, accrued income taxes, and other liabilities, a $8.2 million increase in accounts payable, and a $2.3 million increase in deferred revenue. The increases in cash flow from operations were partially offset by an $12.0 million increase in accounts receivable, net, a $10.4 million increase in prepaid expenses, prepaid income taxes, and other assets, a $5.7 million increase in deferred contract costs, a $2.0 million increase in inventory, and a $0.9 million decrease in lease obligations.

Cash provided by operating activities of $81.3 million during the six months ended June 30, 2021 was due primarily to consolidated net income of $46.9 million, adjusted for $28.7 million of stock-based compensation expense for equity classified awards, $18.8 million of depreciation and amortization, $6.5 million of amortization of deferred contract costs, $2.3 million of deferred taxes, and $0.5 million of provision for doubtful accounts. Cash provided by operating activities was also attributable to a $15.6 million increase in accrued expenses, accrued income taxes and other liabilities, a $15.3 million increase in accounts payable, and a $4.0 million increase in deferred revenue. The increases in cash flow from operations were partially offset by a $48.0 million increase in accounts receivable, net, a $5.1 million increase in deferred contract costs, a $2.5 million increase in inventory and a $1.5 million increase in prepaid expenses, prepaid income taxes, and other assets.

Investing Activities

Cash provided by investing activities of $51.8 million during the six months ended June 30, 2022 was due to $60.0 million in maturities of certificates of deposit, offset by $5.5 million of capitalization of website development costs and $2.7 million of purchases of property and equipment.

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

Financing Activities

Cash used in financing activities of $25.6 million during the six months ended June 30, 2022 was due primarily to $12.7 million of payment of tax distributions to redeemable noncontrolling interest holders, $11.3 million of payment of withholding taxes on net share settlements of restricted stock units, and $2.4 million of payments made to a third-party payment processor, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $22.1 million during the six months ended June 30, 2021 was due primarily to $14.3 million of CarOffer’s repayment of a line of credit and $8.2 million of payment of withholding taxes on net share settlements of restricted stock units, partially offset by $0.4 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, or material leases that are less than twelve months in duration, other than leases signed but not commenced, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the expensing and capitalization of product, technology, and development costs related to website development, internal-use software, and hosting arrangements, the valuation and recoverability of goodwill, intangible assets and other long-lived assets, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance and the valuation of equity and liability-classified compensation awards under ASC Topic 718, Stock-based Compensation, or ASC 718. Accordingly, we consider these to be our critical accounting policies and believe that of our significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

Interest Rate Risk

As of June 30, 2022 and December 31, 2021, we did not have any long-term borrowings.

As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, and investments of $368.2 million and $321.9 million, respectively, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates of nine months.

Such interest-earning instruments carry a degree of interest rate risk. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our investments for the foreseeable future. To date, fluctuations in interest income have not been material to the operations of the business.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2022 and December 31, 2021, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized within other (expense) income, net in our Unaudited Condensed Consolidated Income Statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive (loss) income in our Unaudited Condensed Consolidated Balance Sheets.

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary, in which we acquired a 51% interest during fiscal year 2021. These deficiencies include controls over (i) certain information technology, or IT, general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process that in the aggregate constitute a material weakness.

Specifically, we did not maintain:

•
User access review controls that adequately restrict privileged and end-user access to certain financial applications, programs, and data to appropriate company personnel, including consideration to segregation of incompatible duties;
•
Change management review controls for certain financial applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and
•
Effective controls over the financial statement close process, specifically related to the review of CarOffer journal entries and reconciliations over certain accounts.

This material weakness did not result in a material misstatement to our financial statements. However, the material weakness could impact the effectiveness of segregation of duties controls, as well as the effectiveness of IT-dependent controls that could result in misstatements impacting financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, has evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance our internal control environment. The remediation plan is being implemented and includes robust performance of user access and change management reviews, as well as an effective review of journal entries and accounts reconciliations. Management is committed to successfully implementing the remediation plan as promptly as possible. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our business has been, and we expect it to continue to be, adversely affected by the COVID-19 pandemic and other macroeconomic issues.

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

Our operations have been and may continue to be materially adversely affected by a range of factors related to the COVID-19 pandemic. Fluctuation in infection rates in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and may require rapid response to new or reinstated orders. Many of these orders resulted in, and may again in the future result in, restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

The automotive industry is also facing, and may continue to face, inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, and the war in Ukraine and Russian sanctions. This decline in vehicle inventory has led to an increase in bids per vehicle at auction and corresponding increases to wholesale auction prices. As the price of replenishing inventory through wholesale auctions has increased, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary IMV and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions prior to the commencement of the applicable renewal term. Our ability to add new paying dealers or increase our fees with dealers may be impeded if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites and have contributed to higher prices and reduced lease options for new vehicles, which in turn has reduced, and may continue to reduce, consumer demand, which could contribute to a decline in the number of consumer visits to our websites and/or the number of connections between consumers and dealers through our marketplaces. Our business also relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic and other macroeconomic issues, such as rising interest rates, which may also materially and adversely affect our business. These inventory-related issues and other macroeconomic issues may materially and adversely impact our business, financial condition and results of operations.

As a result of the COVID-19 pandemic and new variants, and the corresponding impact on their businesses, a number of our dealer customers temporarily closed and/or operated on a reduced capacity, and many dealerships faced, and continue to face, significant financial challenges. Such closures and circumstances led, and may in the future lead, some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, we reduced our spending on brand advertising and traffic acquisition at the beginning of the COVID-19 pandemic in response to increasing cancelations and reduced consumer demand, which contributed to a year-over-year decline in the number of consumers using our platform for each of the years ended December 31, 2021 and 2020, which in turn may continue to materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, there can be no assurances that we will fully restore prior spending levels, as we may determine to decrease our consumer spend due to the possible impact of macroeconomic issues or elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed.

Further, in the past, we have taken measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods, and we may decide to re-institute further billing relief as we continue to assess the effects of the COVID-19 pandemic and other macroeconomic issues on our paying dealers and business operations. Any further billing relief could result in a decline in our revenue and have a material adverse effect to our business. During the COVID-19 pandemic, we also experienced, and may in the future experience, increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which previously disrupted our business and operations and, if we implement future similar cost saving measures due to the COVID-19 pandemic or other macroeconomic issues, may affect our future business and operations and may yield unintended consequences, such as loss of key employees, increased costs in hiring new employees, undesired attrition, and the risk that we may not achieve the anticipated cost savings at the levels we expect, any of which may have a material adverse effect on our results of operations and/or financial condition.

We continue to monitor and assess the effects of the COVID-19 pandemic, including the effects of variants, on our commercial operations, including the impact on our revenue. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the duration of the pandemic, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution and acceptance of vaccines, shifts in behavior going forward, and the length or severity of any travel and commerce restrictions that may be imposed in the future by relevant governmental authorities. Nor can we predict the adverse impact on the global economies and financial markets in which we operate, which may have a significant negative impact on our business, financial condition and results of operations.

Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscription agreements with us and/or dealer closures or consolidations occur that reduce demand for our products, our business and financial results would be materially and adversely affected.

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

Additionally, in the past, the number of United States dealers has declined due to dealership closures and consolidations as a result of factors such as global economic downturns or other macroeconomic issues. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. If dealership closures and consolidations occur in the future, our business and financial results could be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

As a result of the effects of the COVID-19 pandemic, many paying dealers cancelled their subscriptions with us (including, in some cases, with our permission prior to the end of the applicable contract term and notice period), and it is possible that additional dealers will cancel their subscriptions in the future for a variety of reasons, including as a result of the continuing effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. If paying dealers do not receive the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute consumer connections or sales to our platform, they may terminate their subscriptions prior to the commencement of the applicable renewal term. If we fail to maintain or expand our base of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

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

Industry conditions such as a significant change in vehicle retail prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles on their own rather than selling them on the CarOffer platform, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform and the demand for those used vehicles. Macroeconomic issues, including rising interest rates and lower consumer confidence, could also adversely impact dealer demand for sourcing inventory and therefore lead to a reduction in the number of vehicle wholesale sales on the CarOffer platform and/or transacted via IMCO, which would adversely impact CarOffer’s business and financial results. Additionally, inventory challenges in the automotive industry, including for reasons attributable to the COVID-19 pandemic, has contributed and could continue to contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform and/or transacted via IMCO. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply would adversely impact our revenue and business.

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

Our agreements with dealers for advertising generally include terms ranging from one month to one year and may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice prior to the commencement of the applicable renewal term. The contracts do not contain contractual obligations requiring an advertiser to maintain its relationship with us beyond the committed term. Certain of our other advertising contracts, including those with auto manufacturers, typically do not have ongoing commitments to advertise in our marketplaces beyond a committed term. As a result of the effects of the COVID-19 pandemic, some advertisers cancelled or reduced their advertising with us and it is possible that advertising customers will cancel or reduce their advertising with us in the future for a variety of reasons, including as a result of the continuing effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. In addition, the year-over-year decline in the number of consumer visits to our sites as a result of the COVID-19 pandemic resulted in the delivery of fewer impressions for our advertising customers than anticipated year-over-year for the years ended December 31, 2021 and 2020, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

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

In addition to introducing new offerings within our existing products, we anticipate that over time we may reach a point when investments in our current products are less productive and the growth of our revenue will require more focus on developing new products for consumers and dealers. These new products, in the aggregate, must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplaces and their related products and effectively incorporate new internet and mobile technologies into them. Our ability to engage in these activities may decline as a result of the continued impact of the COVID-19 pandemic and other macroeconomic effects, as well as any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue or become profitable. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We rely, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies and/or introduce competing products in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, as they have done from time to time, or if our efforts to improve our search engine optimization are unsuccessful or less successful than our competitors’ internet search engine optimization efforts, our ability to attract a large consumer audience could diminish, traffic to our marketplaces could decline and the number of leads that we send to our dealers could be adversely impacted. Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results, could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

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

While we are focused on building our brand recognition, maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, we have reduced our brand spend in comparison to our pre-COVID-19 pandemic levels, and it is possible that we may in the future decide to further suppress such spend depending on the continued impact of the COVID-19 pandemic or other macroeconomic effects. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

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

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate in the future is uncertain, including due to potential macroeconomic effects.

Our revenue increased to (i) $951.4 million for the year ended December 31, 2021 from $551.5 million for the year ended December 31, 2020, representing a 73% increase between such periods, and (ii) $511.2 million for the three months ended June 30, 2022 from $217.7 million for the three months ended June 30, 2021, representing a 135% increase between such periods. Our revenue for the remainder of 2022 and beyond may not grow at such a rate and could potentially be impacted by macroeconomic issues, such as the global semiconductor chip shortage, the war in Ukraine and Russian sanctions, the ongoing effects of the COVID-19 pandemic, rising interest rates and lower consumer confidence. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including due to the COVID-19 pandemic, may also have an adverse effect on our ability to obtain equity or debt financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

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

In addition, any unplanned turnover or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected. Additionally, we may face risks related to the transitions that occurred in our senior management team during 2021, the announced departure of our Chief Financial Officer, and other future transitions in our leadership team, including the disruption of our operations and the depletion of our institutional knowledge base.

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

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the Eastern region of the United States, and internationally near each of London, England and Frankfurt, Germany. These facilities include hosting through Amazon Web Services, a provider of cloud infrastructure services. Although we can host our U.S. CarGurus’ marketplace from two alternative locations and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. Any disruptions or other operational performance problems with these facilities, including our cloud infrastructure service provider, could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems has caused, and may in the future cause, us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic breaches, physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, including the General Data Protection Regulation in the EU, or the GDPR, which went into effect on May 25, 2018, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, and the California Privacy Rights Act, or the CPRA, the Virginia Consumer Data Protection Act, or the VCDPA, each of which goes into effect on January 1, 2023, the Colorado Privacy Act, or the CPA, and the Connecticut Data Privacy Act, or the CDPA, each of which goes into effect on July 1, 2023, and the Utah Consumer Privacy Act, or the UCPA, which goes into effect on December 31, 2023. The GDPR and CCPA in particular have already required, and along with the CPRA, VCDPA, CPA, CDPA, and UCPA, may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU, which effectively invalided the EU-U.S. Privacy Shield Framework, may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain GDPR, CCPA, CPA, CDPA, CPRA, VCDPA, or UCPA requirements.

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

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation including GDPR, CCPA, CPA, CDPA, CPRA, VCDPA, and UCPA; privacy restrictions imposed by web browser developers, advertising partners or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations and industry standards.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. These deficiencies include controls over (i) certain IT general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

We are in the process of implementing a remediation plan designed to improve our internal control over financial reporting to remediate this material weakness. This remediation plan includes implementation of additional controls and procedures, including timely performance of user access and change management reviews, as well as an effective review of journal entries and accounts reconciliations. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

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

We are required, pursuant to Section 404 and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as those described above.

In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse to us in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate the material weakness described above and/or any future material weaknesses that may be identified, or to complete our evaluation, testing and required remediation in a timely fashion. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy the material weakness described above and/or any future material weaknesses that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 5. Other Information.

On August 2, 2022, Scot Fredo, our Chief Financial Officer, announced his intent to resign to pursue another career opportunity. Mr. Fredo will remain our Chief Financial Officer through October 3, 2022, the effective date of his resignation. Additionally, on August 2, 2022, our Board of Directors designated Jason Trevisan, our Chief Executive Officer, to serve as our Principal Financial Officer effective upon Mr. Fredo's resignation on October 3, 2022 and until such time that we appoint a successor Chief Financial Officer.

In satisfaction of the disclosure required under Items 401(b), (d) and (e) of Regulation S-K, or Regulation S-K, under the Securities Act of 1933, as amended, with respect to Mr. Trevisan, the section entitled “Board of Directors and Management” of our Proxy Statement filed with the SEC on April 27, 2022, is incorporated by reference herein. Since the beginning of our last fiscal year, we have not engaged in any transaction in which Mr. Trevisan had a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1	Corrective Amendment, dated May 6, 2022, to Third Amended and Restated Limited Liability Company Agreement of CarOffer, LLC, dated November 23, 2021, by and among the Registrant, CarOffer, LLC, TopCo, and CarOffer MidCo, LLC.	10-Q	001-38233	May 9, 2022	10.5
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.					X

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

CarGurus, Inc.

Date: August 8, 2022	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Scot Fredo
Scot Fredo
Chief Financial Officer (Principal Financial Officer)