Form 10-Q
period 2022-09-30
CarGurus, Inc.
filed 2022-11-08
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 102,936,206 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
our revolving credit facility;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	At September 30, 2022	At December 31, 2021
Assets
Current assets
Cash and cash equivalents	$404,429	$231,944
Investments	—	90,000
Accounts receivable, net of allowance for doubtful accounts of $1,122 and $420, respectively	120,059	189,324
Inventory	28,166	19,656
Prepaid expenses, prepaid income taxes and other current assets	29,647	16,430
Deferred contract costs	8,039	9,045
Restricted cash	13,506	6,709
Total current assets	603,846	563,108
Property and equipment, net	36,833	32,210
Intangible assets, net	60,535	83,915
Goodwill	156,216	158,287
Operating lease right-of-use assets	55,793	60,609
Restricted cash	9,376	9,627
Deferred tax assets	44,008	13,378
Deferred contract costs, net of current portion	7,298	5,867
Other non-current assets	8,950	4,573
Total assets	$982,855	$931,574
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$67,149	$66,153
Accrued expenses, accrued income taxes and other current liabilities	56,970	78,586
Deferred revenue	12,737	12,784
Operating lease liabilities	12,025	13,186
Total current liabilities	148,881	170,709
Operating lease liabilities	52,942	57,519
Deferred tax liabilities	23	58
Other non–current liabilities	30,466	23,639
Total liabilities	232,312	251,925
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	172,612	162,808
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 102,903,347 and 101,773,034 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	103	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	418,013	387,868
Retained earnings	163,796	129,258
Accumulated other comprehensive loss	(3,997)	(403)
Total stockholders’ equity	577,931	516,841
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$982,855	$931,574

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Marketplace	$165,309	$159,925	$492,524	$476,183
Wholesale	47,045	45,215	213,976	112,532
Product	214,100	17,775	661,791	23,316
Total revenue	426,454	222,915	1,368,291	612,031
Cost of revenue (1)
Marketplace	14,956	11,687	40,422	33,986
Wholesale	41,789	28,992	146,489	75,344
Product	218,924	19,354	660,869	25,078
Total cost of revenue	275,669	60,033	847,780	134,408
Gross profit	150,785	162,882	520,511	477,623
Operating expenses:
Sales and marketing	83,319	66,626	266,505	200,935
Product, technology, and development	30,208	26,539	92,215	79,333
General and administrative	4,760	20,414	71,395	67,095
Depreciation and amortization	3,842	9,227	11,539	25,916
Total operating expenses	122,129	122,806	441,654	373,279
Income from operations	28,656	40,076	78,857	104,344
Other income (expense), net	200	143	(75)	426
Income before income taxes	28,856	40,219	78,782	104,770
Provision for income taxes	10,032	10,952	23,059	28,556
Consolidated net income	18,824	29,267	55,723	76,214
Net (loss) income attributable to redeemable noncontrolling interest	(1,576)	68	(3,871)	(3,398)
Net income attributable to CarGurus, Inc.	20,400	29,199	59,594	79,612
Accretion of redeemable noncontrolling interest to redemption value	(86,564)	—	25,056	—
Net income attributable to common stockholders	$106,964	$29,199	$34,538	$79,612
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.90	$0.25	$0.29	$0.68
Diluted	$0.14	$0.24	$0.28	$0.66
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	118,683,642	117,412,164	118,370,925	116,955,188
Diluted	132,243,636	120,438,373	122,159,270	119,051,228

(1)
Includes depreciation and amortization expense for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021 of $7,341, $1,429, $22,063 and $3,571, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income	$18,824	$29,267	$55,723	$76,214
Other comprehensive income:
Foreign currency translation adjustment	(1,519)	(738)	(3,594)	(1,573)
Consolidated comprehensive income	17,305	28,529	52,129	74,641
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(1,576)	68	(3,871)	(3,398)
Comprehensive income attributable to CarGurus, Inc.	$18,881	$28,461	$56,000	$78,039

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss (Income)	Equity
Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865
Net (loss) income	(1,223)	—	—	—	—	—	19,284	—	19,284
Stock–based compensation expense	—	—	—	—	—	14,697	—	—	14,697
Issuance of common stock upon exercise of stock options	—	23,240	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	—	447,555	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(147,533)	—	—	—	(5,830)	—	—	(5,830)
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	—	—	—	—	(29,620)	—	(29,620)
Tax distributions to redeemable noncontrolling interest holders	(3,642)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,586)	(1,586)
Balance at June 30, 2022	$264,505	102,465,807	$102	15,999,173	$16	$407,363	$56,832	$(2,478)	$461,835
Net (loss) income	(1,576)	—	—	—	—	—	20,400	—	20,400
Stock–based compensation expense	—	—	—	—	—	14,910	—	—	14,910
Issuance of common stock upon exercise of stock options	—	21,600	—	—	—	14	—	—	14
Issuance of common stock upon vesting of restricted stock units	—	643,989	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(228,049)	—	—	—	(4,273)	—	—	(4,273)
Accretion of redeemable noncontrolling interest to redemption value	(86,564)	—	—	—	—	—	86,564	—	86,564
Tax distributions to redeemable noncontrolling interest holders	(3,753)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,519)	(1,519)
Balance at September 30, 2022	$172,612	102,903,347	$103	15,999,173	$16	$418,013	$163,796	$(3,997)	$577,931

Balance as of December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	373,586
Net (loss) income	(2,810)	—	—	—	—	—	22,361	—	22,361
Stock–based compensation expense	—	—	—	—	—	14,929	—	—	14,929
Issuance of common stock upon exercise of stock options	—	93,455	—	—	—	258	—	—	258
Issuance of common stock upon vesting of restricted stock units	—	473,883	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(162,950)	—	—	—	(5,041)	—	—	(5,041)
Conversion of common stock	—	929,597	1	(929,597)	(1)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	58,031	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,083)	(1,083)
Balance as of March 31, 2021	$55,221	98,759,576	$99	18,146,903	$18	$355,968	$151,773	$797	$508,655
Net (loss) income	(656)	—	—	—	—	—	28,052	—	28,052
Stock–based compensation expense	—	—	—	—	—	15,253	—	—	15,253
Issuance of common stock upon exercise of stock options	—	36,027	—	—	—	140	—	—	140
Issuance of common stock upon vesting of restricted stock units	—	391,468	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(126,703)	—	—	—	(3,167)	—	—	(3,167)
Foreign currency translation adjustment	—	—	—	—	—	—	—	248	248
Balance at June 30, 2021	$54,565	99,060,368	$99	18,146,903	$18	$368,194	$179,825	$1,045	$549,181
Net income	68	—	—	—	—	—	29,199	—	29,199
Stock–based compensation expense	—	—	—	—	—	14,581	—	—	14,581
Issuance of common stock upon exercise of stock options	—	43,909	—	—	—	139	—	—	139
Issuance of common stock upon vesting of restricted stock units	—	338,509	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(114,973)	—	—	—	(3,106)	—	—	(3,106)
Conversion of common stock	—	1,676,061	2	(1,676,061)	(2)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(738)	(738)
Balance at September 30, 2021	$54,633	101,003,874	$101	16,470,842	$16	$379,808	$209,024	$307	$589,256

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Consolidated net income	$55,723	$76,214
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	33,602	29,487
Currency loss (gain) on foreign denominated transactions	617	(72)
Deferred taxes	(30,665)	5,774
Provision for doubtful accounts	1,129	727
Stock-based compensation expense	41,550	42,551
Amortization of deferred financing costs	7	—
Amortization of deferred contract costs	8,332	9,643
Impairment of website development costs	—	2,351
Changes in operating assets and liabilities:
Accounts receivable, net	63,484	(51,595)
Inventory	(8,510)	(4,057)
Prepaid expenses, prepaid income taxes, and other assets	(14,675)	(2,970)
Deferred contract costs	(9,089)	(6,522)
Accounts payable	1,310	24,548
Accrued expenses, accrued income taxes, and other liabilities	18,924	4,808
Deferred revenue	(20)	3,390
Lease obligations	(916)	786
Net cash provided by operating activities	160,803	135,063
Investing Activities
Purchases of property and equipment	(4,168)	(4,935)
Capitalization of website development costs	(8,275)	(4,145)
Cash paid for acquisitions, net of cash acquired	—	(64,273)
Investments in certificates of deposit	—	(90,000)
Maturities of certificates of deposit	90,000	100,000
Net cash provided by (used in) investing activities	77,557	(63,353)
Financing Activities
Proceeds from exercise of stock options	719	537
Payment of finance lease obligations	(51)	(29)
Payment of withholding taxes on net share settlement of equity awards	(14,171)	(11,314)
Repayment of line of credit	—	(14,250)
Payment of deferred financing costs	(2,578)	—
Payment of tax distributions to redeemable noncontrolling interest holders	(19,843)	—
Payments made to third-party payment processor	(21,765)	—
Net cash used in financing activities	(57,689)	(25,056)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(1,640)	(359)
Net increase in cash, cash equivalents, and restricted cash	179,031	46,295
Cash, cash equivalents, and restricted cash at beginning of period	248,280	200,926
Cash, cash equivalents, and restricted cash at end of period	$427,311	$247,221
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$53,249	$21,798
Cash paid for operating lease liabilities	$13,535	$12,320
Cash paid for interest	$25	$—
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	$224	$504
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$3,410	$2,212
Obtaining a right-of-use asset in exchange for a finance lease liability	$—	$664
Obtaining a right-of-use asset in exchange for an operating lease liability	$5,307	$12,336
Issuance of stock for acquisition	$—	$103,645
Accretion of redeemable noncontrolling interest to redemption value	$25,056	$—
Accrued tax distributions to redeemable noncontrolling interest holders	$239	$—

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

The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom and, prior to the first quarter of 2022, had two reportable segments – United States and International. Effective as of the first quarter of 2022, the Company revised its segment reporting from two reportable segments to one reportable segment. See Note 12 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographical information.

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

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and December 31, 2021, results of operations, comprehensive income, and changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “Annual Report”).

While the Company disclosed total revenue in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 9, 2021, the accompanying Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 presents revenues disaggregated into marketplace, wholesale, and product revenues to conform to the current year presentation, as a result of the acquisition of a 51% interest in CarOffer.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of equity and liability-classified compensation awards under ASC Topic 718, Stock-based Compensation (“ASC 718”). Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these policies involve the greatest degree of judgment and complexity.

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

The Company is exposed to credit losses primarily through its trade accounts receivable, which includes receivables in transit from a third-party payment processor. The third-party payment processor collects customer payments on the Company's behalf and remits them to the Company. Customer payments received, but not remitted as of period end are deemed to be receivables in transit. Additionally, the third-party payment processor provides payments in advance for certain selling dealers. If the third-party payment processor does not receive buying dealer payments associated with the transaction paid in advance, the Company would guarantee losses incurred by the third-party payment processor and the balance would be deducted from future remittances to the Company. To date, losses associated with these guarantees have not been material. Payments received in advance are presented as cash flows from financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

The Company offsets gross trade accounts receivable with payments received in advance from the third-party payment processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party payment processor for funds the third-party payment processor has collected from buying dealers and has not yet remitted to the Company, as well as amounts paid by the third-party payment processor to the Company in advance of collecting payments from buying dealers. Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party payment processor which is recognized within accounts receivable, or the Company can have a net liability which is recognized within accrued expenses if the advance payments exceed the receivable position from the third-party payment processor as of the balance sheet date.

As of September 30, 2022, gross trade accounts receivable from receivables in transit from the third-party payment processor was $23,310, offset by payments received in advance of $25,058, which resulted in a net liability of $1,748 recognized within accrued expenses, accrued income taxes and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2021, gross trade accounts receivable from receivables in transit from the third-party payment processor was $18,747, offset by payments received in advance of $46,822, which resulted in a net liability of $28,075 recognized within accrued expenses, accrued income taxes and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The majority of the Company's accounts receivable results from a third-party payment processor for wholesale and product revenue transactions. The Company has had no material losses related to wholesale and product receivables as it does not release title to the vehicle until successfully collecting funds from the buying dealer. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

As of September 30, 2022, one customer accounted for 16% of net accounts receivable. As of December 31, 2021, two customers accounted for 47% and 18% of net accounts receivable, respectively. Although 16% of net accounts receivable was attributable to one customer as of September 30, 2022 and 47% and 18% of net accounts receivable was attributable to two customers as of December 31, 2021, the remainder of the accounts receivable was dispersed among more than 1,000 customers. These customers who account for greater than 10% of net accounts receivable are related to wholesale and product receivables. Because the Company does not release title on vehicles until funds are successfully collected as discussed above, there is no significant credit risk associated with these customers. Other than the receivables associated with these customers discussed above, credit risk with respect to accounts receivable is dispersed due to the large number of customers.

As of September 30, 2022 and December 31, 2021, $6,199 and $7,356, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the period subsequent to services rendered.

For the three and nine months ended September 30, 2022 and 2021, no individual customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2022, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report, other than as described below.

Stock-Based Compensation

During the three months ended June 30, 2022, the Company refined its model for determining the fair value of liability-classified awards as a result of obtaining gross profit actuals through the trailing twelve-month ended June 30, 2022 measuring period. The fair value is now determined using a Monte Carlo simulation model, instead of using the previous Least Square Monte Carlo simulation model. The determination of the fair value is affected by CarOffer’s equity value, EBITDA, Excess Parent Capital (as defined in the CarOffer Operating Agreement), and revenue forecasts that drive the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. Liability-classified awards are remeasured to fair value each period until settlement.

As disclosed in the Company's Current Report on Form 8-K filed with the SEC on September 29, 2022, the Company determined not to exercise the Company's call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. The valuation of these liability awards continues to be valued using a Monte Carlo simulation and is now derived from the Company’s 2024 call right and CarOffer’s 2024 put right.

Deferred Financing Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital via credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets and within financing activities in the Unaudited Condensed Consolidated Statement of Cash Flows. These costs are amortized on a straight-line basis over the term of the applicable credit facility and recognized as interest expense within other income (expense), net in the Unaudited Condensed Consolidated Income Statements and as an adjustment to consolidated net income in the Unaudited Condensed Consolidated Statement of Cash Flows.

For the three and nine months ended September 30, 2022, the Company recognized deferred financing costs of $2,578. For the three and nine months ended September 30, 2022, amortization of deferred financing costs was immaterial.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2022, there are no new material accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by product for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketplace	$165,309	$159,925	$492,524	$476,183
Dealer-to-Dealer	70,741	57,626	273,296	130,484
IMCO	190,404	5,364	602,471	5,364
Total	$426,454	$222,915	$1,368,291	$612,031

The Company provides disaggregation of revenue (i) based on marketplace, Dealer-to-Dealer, and CarGurus Instant Max Cash Offer (“IMCO”) products as disclosed above, (ii) based on marketplace, wholesale and product revenue sources on the face of its Unaudited Condensed Consolidated Income Statements, and (iii) based on geographic region (see Note 12). The marketplace product is included in the marketplace revenue source. The Dealer-to-Dealer and IMCO products are included in both the wholesale and product revenue sources. The Company believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2022 was approximately $6.9 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2022. For performance obligations not satisfied as of September 30, 2022, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2022.

For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021, revenue recognized from amounts included in deferred revenue at the beginning of the period, was $15,071, $13,120, $12,784, and $9,137, respectively.

4. Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, assets measured at fair value on a recurring basis consist of the following:

	As of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$273,574	$—	$—	$273,574
Total	$273,574	$—	$—	$273,574

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$157,525	$—	$—	$157,525
Investments:
Certificates of deposit	—	90,000	—	90,000
Total	$157,525	$90,000	$—	$247,525

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. During the nine months ended September 30, 2022 and year ended December 31, 2021, the Company did not elect to remeasure any of its existing financial assets and liabilities and did not elect the fair value option for any financial assets transacted.

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

As of September 30, 2022, the Company did not hold any investments. As of December 31, 2021, investments consist of the following:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit due in one year or less	$90,000	$—	$—	$90,000
Total	$90,000	$—	$—	$90,000

5. Property and Equipment, Net

As of September 30, 2022 and December 31, 2021, property and equipment, net consist of the following:

	As of September 30, 2022	As of December 31, 2021
Server and computer equipment	$8,038	$8,349
Capitalized internal-use software	6,197	3,041
Capitalized website development	32,554	22,037
Furniture and fixtures	8,599	8,615
Leasehold improvements	24,057	24,082
Construction in progress	2,155	854
Finance lease right-of-use assets	454	556
	82,054	67,534
Less accumulated depreciation and amortization	(45,221)	(35,324)
Total	$36,833	$32,210

For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021, depreciation and amortization expense, excluding amortization of intangible assets and amortization of capitalized hosting arrangements, was $3,514, $2,755, $10,556 and $7,068, respectively.

During the nine months ended September 30, 2022, capitalized website development increased $10,517 due to continued investment in the Company's product offerings.

6. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities and Other Non-Current Liabilities

As of September 30, 2022 and December 31, 2021, accrued expenses, accrued income taxes and other current liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
Accrued bonus	$5,567	$11,777
Accrued income taxes	9,425	6,344
Accrued tax distributions to redeemable noncontrolling interest holders	239	8,701
Payments received in advance from third-party payment processor	1,748	28,075
Reserve for returns and cancellations	13,802	2,254
Other accrued expenses and other current liabilities	26,189	21,435
Total	$56,970	$78,586

O

The decrease of $6,210 in accrued bonus is due to the midyear payout of the fiscal year 2022 bonuses in the third quarter of 2022.

The decrease of $26,327 in the payments received in advance from third-party payment processors is due to the timing of payments remitted by the third-party.

The decrease of $8,462 in the accrued tax distributions to redeemable noncontrolling interest holders is due to cash settlement of the balance as of December 31, 2021 during the nine months ended September 30, 2022, offset by the accrual for tax distributions to noncontrolling interest holders for the estimated tax liability on their respective taxable income earned as of September 30, 2022.

The increase of $11,548 in the reserve for returns and cancellations is primarily due to increased IMCO sales volume. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations. Actual returns and cancellations are recorded against this returns reserve as incurred.

As of September 30, 2022 and December 31, 2021, other non-current liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
CO Incentive Unit and Subject Unit liability-classified awards	$26,898	$21,095
Other non-current liabilities	3,568	2,544
Total	$30,466	$23,639

In connection with the Company's acquisition of a 51% interest in CarOffer, the then-outstanding unvested incentive units (“CO Incentive Units”) of CarOffer and unvested Class CO CarOffer units (the “Subject Units”) remained outstanding. The increase of $5,803 related to CO Incentive Unit and Subject Unit liability-classified awards is due to continued recognition of expense over the vesting period, offset by the mark to market valuation adjustments.

7. Debt

As of September 30, 2022 and December 31, 2021, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time. The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. For example, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

The applicable interest rate is, at the Company's option, based on a number of different benchmark rates and applicable spreads, as determined by the Company's Consolidated Secured Net Leverage Ratio (as defined below). The 2022 Revolver is also subject to a commitment fee with respect of the unutilized revolving commitments at a rate ranging from 0.125% to 0.175% per annum based on the ratio of the outstanding principal amount of the Company’s secured indebtedness to the trailing four quarters of consolidated EBITDA (as determined under the Credit Agreement, the “Consolidated Secured Net Leverage Ratio”).

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company and its subsidiary, Auto List, Inc., as well as any future guarantors, and pledges of the equity of CarOffer and certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations and exclusions from the collateral. The 2022 Revolver includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2022.

As of September 30, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2022, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. The Company has no material long-term purchase obligations outstanding with any vendor or third-party.

Leases

The Company’s primary operating lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland.

As of September 30, 2022, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

The Company’s leases in Boston, Massachusetts, Cambridge, Massachusetts and San Francisco, California have associated letters of credit, which are recognized within restricted cash in the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2022 and December 31, 2021, restricted cash was $22,882 and $16,336, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s wholesale business. As of September 30, 2022 and December 31, 2021, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed on the Unaudited Condensed Consolidated Balance Sheet.

Acquisitions

On January 14, 2021 the Company completed the acquisition of a 51% interest in CarOffer, an automated instant vehicle trade platform based in Addison, Texas, with the option to acquire portions of the remaining equity in the future. Details of this acquisition are more fully described in Note 4 to the financial statements contained within the Annual Report. As disclosed in the Company's Current Report on Form 8-K filed with the SEC on September 29, 2022, the Company determined not to exercise its call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer.

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

The Company provides certain guarantees to dealers through products such as its 45-Day Guarantee and OfferGuard product offerings on the CarOffer platform, which are accounted for under ASC Topic 460, Guarantees.

45-Day Guarantee is an arrangement through which a selling dealer lists a car on the CarOffer platform, and the Company provides an offer to purchase the vehicle listed at a specified price at any time over a 45-day period. This provides the seller with a put option, where they have the right, but not the obligation, to require the Company to purchase the vehicle during this window. OfferGuard is an arrangement through which a buying dealer purchases a car on the CarOffer platform, and the Company provides an offer to purchase the vehicle at a specified price between days 1 and 3, and days 42 and 45 if the dealer is not able to sell the vehicle after 42 days.

A guarantee liability is initially measured using the amount of consideration received from the dealer for the purchase of the guarantee. The initial liability is released, and guarantee income is recognized, upon the earliest of the following: the vehicle sells during the guarantee period, the seller exercises it’s put option during the guarantee period, or the option expires unexercised at the end of the guarantee period. Guarantee income is recognized within wholesale revenue in the Unaudited Condensed Consolidated Income Statements. When it is probable and reasonably estimable that the Company will incur a loss on a vehicle that it is required to purchase, a liability, and a corresponding charge to cost of sales is recognized for the amount of the loss in the Unaudited Condensed Consolidated Balance Sheets. Gains and losses resulting from the dealers exercise of guarantees are recognized within cost of sales in the Unaudited Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2022 and 2021 income for guarantees purchased by dealers was $2,717, $1,916, $8,329 and $4,522, respectively. For the three and nine months ended September 30, 2022 and 2021, the net loss resulting from the dealer's exercise of guarantees was $2,354, $1,074, $4,653 and $1,135, respectively.

As of September 30, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $86,819. Of the maximum potential amount of future payments, none are considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur, the losses were immaterial. As such, as of September 30, 2022, the Company had no material contingent loss liabilities.

As of December 31, 2021, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $76,075. Of the maximum potential amount of future payments, none are considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur, the losses were immaterial. As such, as of December 31, 2021, the Company had no contingent loss liabilities.

9. Stock-based Compensation

For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021, stock compensation expense by award type and where the stock-based compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	$647	$630	$1,937	$1,882
Restricted stock units	13,324	13,852	39,613	41,539
CO Incentive Units and Subject Units	(20,917)	687	5,803	9,681
Total	$(6,946)	$15,169	$47,353	$53,102

The decreases of $21,604 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and $3,878 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 in CO Incentive Units and Subject Units stock-based compensation expense was due to a decrease in fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$212	$110	$417	$311
Sales and marketing expense	104	2,717	8,173	9,040
Product, technology, and development expense	4,201	5,583	16,720	17,585
General and administrative expense	(11,463)	6,759	22,043	26,166
Total	$(6,946)	$15,169	$47,353	$53,102

For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021, excluded from stock-based compensation expense is $939, $777, $3,410, and $2,212 of capitalized website development costs, capitalized internal-use software costs and capitalized hosting arrangements, respectively.

During the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021, the Company withheld 228,049, 114,973, 531,318, and 404,626 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of equity awards. The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company. For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and 2021, total payments to satisfy employee tax withholding requirements for net share settlements of equity awards were $2,911, $3,106, $14,171, and $11,314, respectively, and are reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

10. Earnings Per Share

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

During the three and nine months ended September 30, 2022, no shares of Class B common stock were converted to Class A common stock. During the three and nine months ended September 30, 2021, holders of Class B common stock converted 1,676,061 and 2,605,658 shares of Class B common stock to Class A common stock, respectively.

Basic net income per share (“Basic EPS”) is computed by dividing consolidated net income adjusted for net (loss) income attributable to the redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period.

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net (loss) income attributable to the redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 4 to the financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and incentive and subject units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three and nine months ended September 30, 2022 and 2021, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Consolidated net income	$18,824	$29,267	$55,723	$76,214
Net (loss) income attributable to redeemable noncontrolling interest	(1,576)	68	(3,871)	(3,398)
Accretion of redeemable noncontrolling interest to redemption value	(86,564)	—	25,056	—
Net income attributable to common stockholders — basic	$106,964	$29,199	$34,538	$79,612
Net (loss) income attributable to redeemable noncontrolling interest	(1,576)	68	—	(588)
Accretion of redeemable noncontrolling interest to redemption value	(86,564)	—	—	—
Net income attributable to common stockholders — diluted	$18,824	$29,267	$34,538	$79,024
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	118,683,642	117,412,164	118,370,925	116,955,188
Dilutive effect of share equivalents resulting from stock options	252,048	418,054	288,523	460,553
Dilutive effect of share equivalents resulting from unvested restricted stock units	166,415	491,175	455,857	403,967
Dilutive effect of share equivalents resulting from CarOffer incentive units and noncontrolling interest	13,141,531	2,116,980	3,043,965	1,231,520
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	132,243,636	120,438,373	122,159,270	119,051,228
Net income per share attributable to common stockholders:
Basic	$0.90	$0.25	$0.29	$0.68
Diluted	$0.14	$0.24	$0.28	$0.66

For the three and nine months ended September 30, 2022 and 2021, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options outstanding	589,090	588,490	592,259	501,306
Restricted stock units outstanding	3,681,606	2,181,061	2,203,409	2,507,873
CO Incentive Units, Subject Units and noncontrolling interest	—	—	9,001,896	—

For the three and nine months ended September 30, 2021, shares of Class A common stock potentially issuable under market-based performance awards of approximately 282,921 were excluded from the calculation of weighted average shares used to compute Diluted EPS, as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares. During the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other restricted stock unit awards.

11. Income Taxes

During the three months ended September 30, 2022, the Company recorded an income tax provision of $10,032, representing an effective tax rate of 33.0%. The effective tax rate for the three months ended September 30, 2022 was greater than the statutory tax rate of 21%, principally due to state and local income taxes, non-deductible employee commuter fringe benefits, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

During the nine months ended September 30, 2022, the Company recorded an income tax provision of $23,059, representing an effective tax rate of 27.9%. The effective tax rate for the nine months ended September 30, 2022 was greater than the statutory rate of 21%, principally due to state and local income taxes, non-deductible employee commuter fringe benefits, shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

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

12. Segment and Geographic Information

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

For the three and nine months ended September 30, 2022 and 2021, information regarding the Company’s operations by segment is represented within the Unaudited Condensed Consolidated Income Statements.

For the three and nine months ended September 30, 2022 and 2021, information regarding the Company’s revenue by geographical region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Geographic Region:
United States	$415,547	$211,554	$1,334,811	$581,149
International	10,907	11,361	33,480	30,882
Total	$426,454	$222,915	$1,368,291	$612,031

13. Subsequent Event

On November 2, 2022, Yann Gellot, the Company's Senior Vice President, Finance and Principal Accounting Officer, announced his intent to resign to pursue another career opportunity. Mr. Gellot will remain with the Company as Principal Accounting Officer through December 2, 2022, the effective date of his resignation. Additionally, on November 5, 2022, the Company's Board of Directors designated Jason Trevisan, the Company's Chief Executive Officer, to serve as the Company's Principal Accounting Officer effective upon Mr. Gellot's resignation on December 2, 2022 and until such time that the Company appoints a successor Principal Accounting Officer.

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

We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom and, prior to the first quarter of 2022, we had two reportable segments – United States and International. Effective as of the first quarter of 2022, we revised our segment reporting from two reportable segments to one reportable segment. See Note 12 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographical information.

We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers and (iii) partnerships with financing services companies. We generate wholesale revenue primarily from transaction fees earned from facilitating the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions. We generate product revenue primarily from aggregate proceeds received on the sale of vehicles, including through vehicles that are sold to dealers that we acquire directly from customers, or CarGurus Instant Max Cash Offer, or IMCO, transactions.

For the three months ended September 30, 2022, we generated revenue of $426.5 million, a 91% increase from $222.9 million of revenue in the three months ended September 30, 2021. For the three months ended September 30, 2022, we generated consolidated net income of $18.8 million and Adjusted EBITDA of $38.8 million, compared to consolidated net income of $29.3 million and Adjusted EBITDA of $64.9 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we generated revenue of $1,368.3 million, a 124% increase from $612.0 million of revenue in the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we generated consolidated net income of $55.7 million and Adjusted EBITDA of $150.8 million, compared to consolidated net income of $76.2 million and Adjusted EBITDA of $181.9 million for the nine months ended September 30, 2021.

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

Monthly Unique Users

For each of our websites (excluding CarOffer), we define a monthly unique user as an individual who has visited any such website within a calendar month, based on data as measured by Google Analytics. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a given period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites during a calendar month. If an individual accesses a website using a different device within a given month, the first access by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our site within a calendar month, each such visit is counted as a separate unique user. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended September 30,
Average Monthly Unique Users	2022	2021
	(in thousands)
United States	29,377	28,818
International	6,724	7,461
Total	36,101	36,279

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding CarOffer) that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, and (iii) Greenwich Mean Time for our U.K. websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended September 30,
Average Monthly Sessions	2022	2021
	(in thousands)
United States	75,871	71,184
International	15,159	17,119
Total	91,030	88,303

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

	As of September 30
Number of Paying Dealers	2022	2021
United States	24,691	23,979
International	6,595	6,775
Total	31,286	30,754

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

	As of September 30
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2022	2021
United States	$5,800	$5,602
International	$1,507	$1,524
Consolidated	$4,889	$4,704

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

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, acquisition-related expenses, other (income) expense, net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude Adjusted EBITDA attributable to redeemable noncontrolling interest, adjusted for all prior limitations to Consolidated Adjusted EBITDA as previously described.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net (loss) income attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, other expense (income), net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest.

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

Our Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest rather than consolidated net income and net (loss) income attributable to redeemable noncontrolling interest, respectively, which are the most directly comparable GAAP equivalents. Some of these limitations are:

•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•
Consolidated Adjusted EBITDA and Adjusted EBITDA exclude impairment of long-lived assets and, although these are non-cash adjustments, the assets being impaired may have to be replaced in the future;
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

•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other (income) expense, net which consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses and interest expense;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude the provision for income taxes;
•
Adjusted EBITDA excludes Adjusted EBITDA attributable to redeemable noncontrolling interest, which is calculated as the net (loss) income attributable to redeemable noncontrolling interest, adjusted for all prior limitations to Adjusted EBITDA as described above; and
•
other companies, including companies in our industry, may calculate Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest differently, which reduces their usefulness as a comparative measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021(1)	2022	2021(1)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:	(in thousands)		(in thousands)
Consolidated net income	$18,824	$29,267	$55,723	$76,214
Depreciation and amortization	11,183	10,656	33,602	29,487
Impairment of long-lived assets	—	2,351	—	2,351
Stock-based compensation expense	(6,946)	15,169	47,353	53,102
Acquisition-related expenses	—	—	—	709
Other (income) expense, net	(200)	(143)	75	(426)
Provision for income taxes	10,032	10,952	23,059	28,556
Consolidated Adjusted EBITDA	32,893	68,252	159,812	189,993
Adjusted EBITDA attributable to redeemable noncontrolling interest	5,948	(3,357)	(9,053)	(8,094)
Adjusted EBITDA	$38,841	$64,895	$150,759	$181,899
(1)
In December 2021, we revised our definition of Consolidated Adjusted EBITDA and Adjusted EBITDA to exclude the impact of the impairment of long-lived assets. This revised definition more accurately reflects management's view of our business and financial performance. Consolidated Adjusted EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 have been restated for comparison purposes.

The following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net (loss) income attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest	(in thousands)		(in thousands)
Net (loss) income attributable to redeemable noncontrolling interest	$(1,576)	$68	$(3,871)	$(3,398)
Depreciation and amortization (1)	2,938	2,806	8,765	7,928
Stock-based compensation expense (1)	(7,767)	413	2,731	3,603
Other expense (income), net (1)	471	(29)	1,351	(138)
Provision for income taxes (1)	(14)	99	77	99
Adjusted EBITDA attributable to redeemable noncontrolling interest	$(5,948)	$3,357	$9,053	$8,094

(1) These exclusions are adjusted to reflect the noncontrolling shareholder’s 38% share of earnings and losses in CarOffer.

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive revenue from three sources: (i) marketplace revenue, which consists primarily of dealer subscriptions to our Listings packages and RPM digital advertising suite, advertising revenue from auto manufacturers and other auto‑related brand advertisers, and revenue from partnerships with financing services companies; (ii) wholesale revenue, which consists primarily of transaction fees earned from facilitating the purchase and sale of vehicles between dealers; and (iii) product revenue, which consists primarily of aggregate proceeds received on the sale of vehicles.

Marketplace Revenue

We offer multiple types of marketplace Listings packages to our dealers for our CarGurus U.S. platform (availability varies on our other marketplaces): Restricted Listings, which is free; and various levels of Listings packages, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on our platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool and our IMV Scan tool. In addition, dealers that pay for our Listings packages may subscribe to our Area Boost offering, which expands the visibility of a dealer’s inventory in the search results beyond its local market.

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

Marketplace revenue is offset by sales allowances.

Wholesale Revenue

Wholesale revenue includes transaction fees earned from facilitating the purchase and sale of vehicles via Dealer-to-Dealer transactions, where we collect fees from both the buyer and seller. We also sell vehicles to dealers that we acquire at other marketplaces – in these instances, we collect a transaction fee from the buyer.

Wholesale revenue also includes fees earned from performing inspection and transportation services, where we collect fees from the buyer. Inspection and transportation service revenue is inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and IMCO transactions.

Wholesale revenue also includes arbitration in which, in the majority of instances, the vehicle is rematched to a new buyer and not acquired by the Company. Arbitration is the process by which we investigate and resolve claims from buying dealers.

Wholesale revenue also includes fees earned from certain guarantees offered to dealers (which include 45-Day Guarantee and OfferGuard products), where we collect fees from the buying dealer or selling dealer, as applicable.

Wholesale revenue is offset by sales allowances and concessions.

Product Revenue

Product revenue includes the aggregate proceeds received on the sale of vehicles. This revenue relates to IMCO transactions, inclusive of transaction fees collected from the buyer, and in limited situations across all transactions, vehicles we resell after acquiring a vehicle via arbitration. Arbitration is the process by which we investigate and resolve claims from buying dealers.

Product revenue is offset by sales allowances and concessions.

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

Wholesale Cost of Revenue

Wholesale cost of revenue includes expenses related to supporting the facilitation of Dealer-to-Dealer transactions, the sale of vehicles to dealers that we acquire at other marketplaces, and net losses on vehicles related to guarantees offered to dealers. These expenses include vehicle transportation and inspection expenses, personnel and related expenses for employees directly involved in the fulfillment and support of transactions, including salaries, benefits, incentive compensation and stock-based compensation, third-party service provider expenses, amortization of developed technology, amortization of capitalized website development and allocated overhead expenses.

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through IMCO transactions, inclusive of transportation expenses, and in limited situations across all transactions, in which we acquire the vehicle via arbitration. These expenses include expenses for vehicles in which we control the vehicle and therefore act as a principal in the transaction.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; amortization of hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience and brand awareness, which will impact our results of operations.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses and interest expense.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three and nine months ended September 30, 2022 and 2021, we have recognized a provision for income taxes as a result of our consolidated taxable income position. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, our valuation allowance against our net deferred tax assets was immaterial.

Results of Operations

For the three and nine months ended September 30, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$165,309	$159,925	$492,524	$476,183
Wholesale	47,045	45,215	213,976	112,532
Product	214,100	17,775	661,791	23,316
Total revenue	426,454	222,915	1,368,291	612,031
Cost of revenue
Marketplace	14,956	11,687	40,422	33,986
Wholesale	41,789	28,992	146,489	75,344
Product	218,924	19,354	660,869	25,078
Total cost of revenue	275,669	60,033	847,780	134,408
Gross profit	150,785	162,882	520,511	477,623
Operating expenses:
Sales and marketing	83,319	66,626	266,505	200,935
Product, technology, and development	30,208	26,539	92,215	79,333
General and administrative	4,760	20,414	71,395	67,095
Depreciation and amortization	3,842	9,227	11,539	25,916
Total operating expenses	122,129	122,806	441,654	373,279
Income from operations	28,656	40,076	78,857	104,344
Other income (expense), net	200	143	(75)	426
Income before income taxes	28,856	40,219	78,782	104,770
Provision for income taxes	10,032	10,952	23,059	28,556
Consolidated net income	18,824	29,267	55,723	76,214
Net (loss) income attributable to redeemable noncontrolling interest	(1,576)	68	(3,871)	(3,398)
Net income attributable to CarGurus, Inc.	$20,400	$29,199	$59,594	$79,612

For the three and nine months ended September 30, 2022 and 2021, our Unaudited Condensed Consolidated Income Statements as a percentage of revenue are as follows (amounts in tables below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Marketplace	39%	72%	36%	78%
Wholesale	11	20	16	18
Product	50	8	48	4
Total revenue	100	100	100	100
Cost of Revenue
Marketplace	4	5	3	6
Wholesale	10	13	11	12
Product	51	9	48	4
Total cost of revenue	65	27	62	22
Gross profit	35	73	38	78
Operating expenses:
Sales and marketing	20	30	19	33
Product, technology, and development	7	12	7	13
General and administrative	1	9	5	11
Depreciation and amortization	1	4	1	4
Total operating expenses	29	55	32	61
Income from operations	7	18	6	17
Other income (expense), net	0	0	(0)	0
Income before income taxes	7	18	6	17
Provision for income taxes	2	5	2	5
Consolidated net income	4	13	4	12
Net (loss) income attributable to redeemable noncontrolling interest	(0)	0	(0)	(1)
Net income attributable to CarGurus, Inc.	5%	13%	4%	13%

For the three months ended September 30, 2022 and 2021

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue
Marketplace	$165,309	$159,925	$5,384	3%
Wholesale	47,045	45,215	1,830	4
Product	214,100	17,775	196,325	1,105
Total	$426,454	$222,915	$203,539	91%
Percentage of total revenue:
Marketplace	39%	72%
Wholesale	11	20
Product	50	8
Total	100%	100%

Overall revenue increased $203.5 million, or 91%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Marketplace revenue increased $5.4 million, or 3%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 39% of total revenue for the three months ended September 30, 2022 and 72% of total revenue for the three months ended September 30, 2021. The increase in marketplace revenue was due in part to a 4% growth in our QARSD for paying dealers to $4,889 at September 30, 2022 from $4,704 at September 30, 2021. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in marketplace revenue was offset in part by a decrease in advertising revenue.

Wholesale revenue increased $1.8 million, or 4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 11% of total revenue for the three months ended September 30, 2022 and 20% of total revenue for the three months ended September 30, 2021. The increase was primarily due to increases in transportation fees and guarantee revenue, offset in part by a decrease in sale of vehicles acquired at other marketplaces and a decrease in Dealer-to-Dealer transaction revenue.

Product revenue increased by $196.3 million, or 1,105%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 50% of total revenue for the three months ended September 30, 2022 and 8% of total revenue for the three months ended September 30, 2021. The increase was primarily due to an increase in IMCO transactions as the offering expanded to more of the United States, which resulted in a $174.2 million increase in proceeds and buy fees received through IMCO transactions. The increase was also due in part to a $22.9 million increase in proceeds received from the sale of vehicles acquired via arbitration.

Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$14,956	$11,687	$3,269	28%
Wholesale	41,789	28,992	12,797	44
Product	218,924	19,354	199,570	1,031
Total	$275,669	$60,033	$215,636	359%
Percentage of total revenue:
Marketplace	4%	5%
Wholesale	10	13
Product	51	9
Total	65%	27%

Overall cost of revenue increased $215.6 million, or 359%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Marketplace cost of revenue increased $3.3 million, or 28%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 4% of total revenue for the three months ended September 30, 2022 and 5% of total revenue for the three months ended September 30, 2021. The increase was primarily due to a $1.7 million increase in fees related to provisioning advertising campaigns on our websites and a $1.2 million increase in data and hosting costs.

Wholesale cost of revenue increased $12.8 million, or 44%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 10% of total revenue for the three months ended September 30, 2022 and 13% of total revenue for the three months ended September 30, 2021. The increase was primarily due to an increase in amortization of developed technology and capitalized website development, transportation expenses and guarantee expenses.

Product cost of revenue increased $199.6 million, or 1,031%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and represented 51% of the total revenue for the three months ended September 30, 2022 and 9% of total revenue for the three months ended September 30, 2021. The increase was primarily due to an increase in IMCO transactions as the offering expanded to more of the United States, which resulted in a $170.2 million increase in expenses related to IMCO transactions. The increase was also due in part to a $29.4 million increase in expenses related to vehicles acquired via arbitration.

Operating Expenses

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$83,319	$66,626	$16,693	25%
Percentage of total revenue	20%	30%

Sales and marketing expenses increased $16.7 million, or 25%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due primarily to a $14.1 million increase in advertising and marketing expenses, primarily related to efforts to increase site traffic as a result of increased dealer inventory compared to the three months ended September 30, 2021, as well as the marketing of IMCO. The increase was also due in part to a $3.6 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense, which decreased $2.4 million. The increase in salaries and employee-related expense was due primarily to a 29% increase in headcount. The decrease in stock-based compensation was due primarily to the revaluation of certain liability-based stock awards. The increase in sales and marketing expenses was also due in part to a $0.5 million increase in consulting expenses.

Product, Technology, and Development Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product, technology, and development	$30,208	$26,539	$3,669	14%
Percentage of total revenue	7%	12%

Product, technology, and development expenses increased $3.7 million, or 14%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due primarily to a $5.0 million increase in salaries and employee-related expense exclusive of stock-based compensation expense, which decreased $1.5 million. The increase in salaries and employee related expense was due primarily to a 17% increase in headcount. The decrease in stock-based compensation was due primarily to the revaluation of certain liability-based stock awards. The increase was also due in part to a $2.0 million increase in consulting expenses. The increase in product, technology, and development expenses was offset in part by a $2.6 million decrease resulting from the prior year impairment of website development costs as well as increased capitalized projects.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$4,760	$20,414	$(15,654)	(77)%
Percentage of total revenue	1%	9%

General and administrative expenses decreased $15.7 million, or 77%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was due primarily to a $18.3 million decrease in stock-based compensation. The decrease in stock-based compensation was primarily due to the revaluation of certain liability-based stock awards. This decrease was offset in part by a $1.3 million increase to salaries and employee-related expenses, exclusive of stock-based compensation. The increase in salaries and employee-related expenses was primarily due to a 28% increase in headcount. The decrease in general and administrative expenses was additionally offset in part by a $0.4 million increase in consulting expenses.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,842	$9,227	$(5,385)	(58)%
Percentage of total revenue	1%	4%

Depreciation and amortization expenses decreased $5.4 million, or 58%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to a reclassification of amortization of acquired developed technology intangible assets to cost of revenue in the beginning of the fourth quarter of fiscal year 2021. We had previously recorded amortization of acquired developed technology as a component of operating expenses but given the underlying nature of the asset, we believe the amortization more closely aligns with cost of revenue. We assessed the materiality of this reclassification on the historical financial statements, individually and in aggregate, and concluded the effect of the reclassification was not material to our Unaudited Condensed Consolidated Financial Statements.

Other Income, Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$200	$143	$57	40%
Percentage of total revenue	0%	0%

Total other income, net increased an immaterial amount in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$10,032	$10,952	$(920)	(8)%
Percentage of total revenue	2%	5%

Provision for income taxes decreased $0.9 million, or 8%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to decreased profitability partially offset by an increase to shortfalls on the taxable compensation of share-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$492,524	$476,183	$16,341	3%
Wholesale	213,976	112,532	101,444	90
Product	661,791	23,316	638,475	2,738
Total	$1,368,291	$612,031	$756,260	124%
Percentage of total revenue:
Marketplace	36%	78%
Wholesale	16	18
Product	48	4
Total	100%	100%

Overall revenue increased $756.3 million, or 124%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Marketplace revenue increased $16.3 million, or 3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 36% of total revenue for the nine months ended September 30, 2022 and 78% of total revenue for the nine months ended September 30, 2021. The increase in marketplace revenue was due in part to a 4% growth in our QARSD for paying dealers to $4,889 at September 30, 2022 from $4,704 at September 30, 2021. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in marketplace revenue was offset in part by a decrease in advertising revenue.

Wholesale revenue increased $101.4 million, or 90%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 16% of total revenue for the nine months ended September 30, 2022 and 18% of total revenue for the nine months ended September 30, 2021. The increase was primarily due to increases in Dealer-to-Dealer transaction revenue, transportation fees, inspection fees, and guarantee revenue, offset in part by a decrease in sale of vehicles acquired at other marketplaces.

Product revenue increased by $638.5 million, or 2,738%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 48% of total revenue for the nine months ended September 30, 2022 and 4% of total revenue for the nine months ended September 30, 2021. The increase was primarily due to an increase in IMCO transactions as the offering expanded to more of the United States, which resulted in a $574.0 million increase in proceeds and buy fees received through IMCO transactions. The increase was also due in part to a $75.1 million increase in proceeds received from the sale of vehicles acquired via arbitration. The increase in product revenue was offset in part by a $10.6 million increase in sales allowance.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$40,422	$33,986	$6,436	19%
Wholesale	146,489	75,344	71,145	94
Product	660,869	25,078	635,791	2,535
Total	$847,780	$134,408	$713,372	531%
Percentage of total revenue:
Marketplace	3%	6%
Wholesale	11	12
Product	48	4
Total	62%	22%

Overall cost of revenue increased $713.4 million, or 531%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Marketplace cost of revenue increased $6.4 million, or 19%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 3% of total revenue for the nine months ended September 30, 2022 and 6% of total revenue for the nine months ended September 30, 2021. The increase was primarily due to a $3.0 million increase in fees related to provisioning advertising campaigns on our websites and a $2.1 million increase in data and hosting costs.

Wholesale cost of revenue increased $71.1 million, or 94%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 11% of total revenue for the nine months ended September 30, 2022 and 12% of total revenue for the nine months ended September 30, 2021. The increase was primarily due to an increase in transportation expenses, amortization of developed technology and capitalized website development, inspection expenses, and guarantee expenses.

Product cost of revenue increased $635.8 million, or 2,535%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and represented 48% of the total revenue for the nine months ended September 30, 2022 and 4% of total revenue for the nine months ended September 30, 2021. The increase was primarily due to an increase in IMCO transactions as the offering expanded to more of the United States, which resulted in a $543.6 million increase in expenses related to IMCO transactions. The increase was also due in part to a $92.1 million increase in expenses related to vehicles acquired via arbitration.

Operating Expenses

Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$266,505	$200,935	$65,570	33%
Percentage of total revenue	19%	33%

Sales and marketing expenses increased $65.6 million, or 33%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to a $36.0 million increase in advertising and marketing expenses, primarily related to efforts to increase site traffic as a result of increased dealer inventory compared to the nine months ended September 30, 2021, as well as efforts to expand brand awareness and the marketing of IMCO. The increase was also due in part to a $15.8 million increase in salaries and employee-related expenses, exclusive of commissions expenses, which increased $7.5 million. The increase in salaries and employee-related expenses was due primarily to a 29% increase in headcount. The increase in commissions expenses was due to the increase in headcount and sales growth. The increase in sales and marketing expenses was also due in part to a $1.8 million increase in consulting expenses, a $1.5 million increase in software subscription expenses, a $0.9 million increase in travel expenses, and a $0.9 million increase in insurance and legal expenses.

Product, Technology, and Development Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product, technology, and development	$92,215	$79,333	$12,882	16%
Percentage of total revenue	7%	13%

Product, technology, and development expenses increased $12.9 million, or 16%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to a $14.4 million increase in salaries and employee-related expenses. The increase in salaries and employee-related expenses was due primarily to a 17% increase in headcount. The increase was also due in part to a $2.3 million increase in consulting expenses and a $1.1 million increase in software subscription expenses. The increase in product, technology, and development expenses was offset in part by a $6.3 million decrease resulting from increased capitalized projects and the prior year impairment of website development costs.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$71,395	$67,095	$4,300	6%
Percentage of total revenue	5%	11%

General and administrative expenses increased $4.3 million, or 6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to a $4.6 million increase to salaries and employee-related expenses, exclusive of stock-based compensation which decreased $4.2 million. The increase in salaries and employee-related expenses was primarily due to a 28% increase in headcount. The decrease in stock-based compensation was primarily due to the revaluation of certain liability-based stock awards. The increase to general and administrative expenses was also due in part to a $0.8 million increase in software subscription expenses, a $0.8 million increase in indirect tax expenses, and a $0.6 million increase in consulting expenses.

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Depreciation and amortization	$11,539	$25,916	$(14,377)	(55)%
Percentage of total revenue	1%	4%

Depreciation and amortization expenses decreased $14.4 million, or 55%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to a reclassification of amortization of acquired developed technology intangible assets to cost of revenue in the beginning of the fourth quarter of fiscal year 2021. We had previously recorded amortization of acquired developed technology as a component of operating expenses but given the underlying nature of the asset, we believe the amortization more closely aligns with cost of revenue. We assessed the materiality of this reclassification on the historical financial statements, individually and in aggregate, and concluded the effect of the reclassification was not material to our Unaudited Condensed Consolidated Financial Statements.

Other (Expense) Income, Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income, net	$(75)	$426	$(501)	(118)%
Percentage of total revenue	(0)%	0%

Total other (expense) income, net decreased $0.5 million, or 118%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to a $2.0 million increase in unrealized loss associated with foreign currency exchange rates, offset in part by a $1.4 million increase in interest income resulting from rising interest rates.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$23,059	$28,556	$(5,497)	(19)%
Percentage of total revenue	2%	5%

Provision for income taxes decreased $5.5 million, or 19%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to decreased profitability partially offset by an increase in shortfalls on the taxable compensation of share-based awards and the Section 162(m) disallowed officer's compensation.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $404.4 million. As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $231.9 million and investments in certificates of deposit with terms of greater than 90 days but less than one year of $90.0 million.

Sources and Uses of Cash

During the nine months ended September 30, 2022 and 2021, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$160,803	$135,063
Net cash provided by (used in) investing activities	77,557	(63,353)
Net cash used in financing activities	(57,689)	(25,056)
Impact of foreign currency on cash	(1,640)	(359)
Net increase in cash, cash equivalents, and restricted cash	$179,031	$46,295

Our operations have been financed primarily from operating activities. During the nine months ended September 30, 2022 and 2021, we generated cash from operating activities of $160.8 million and $135.1 million, respectively.

We believe that our existing sources of liquidity, including access to our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including: the further impact of the COVID-19 pandemic; our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build out under our 1001 Boylston Street lease, other than those which qualify for landlord reimbursement; payments received in advance from a third-party payment processor; and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed in the “Risk Factors” section of this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of September 30, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

To the extent that existing cash, cash equivalents, and investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Operating Activities

Cash provided by operating activities of $160.8 million during the nine months ended September 30, 2022 was due primarily to consolidated net income of $55.7 million, adjusted for $41.6 million of stock-based compensation expense for equity classified awards, $33.6 million of depreciation and amortization, $8.3 million of amortization of deferred contract costs, and $1.1 million of provision for doubtful accounts, partially offset by $30.7 million of deferred taxes. Cash provided by operating activities was also attributable to a $63.5 million decrease in accounts receivable, net, a $18.9 million increase in accrued expenses, accrued income taxes, and other liabilities, and a $1.3 million increase in accounts payable. The increases in cash flow from operations were partially offset by a $14.7 million increase in prepaid expenses, prepaid income taxes, and other assets, a $9.1 million increase in deferred contract costs, a $8.5 million increase in inventory, and a $0.9 million decrease in lease obligations.

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

Investing Activities

Cash provided by investing activities of $77.6 million during the nine months ended September 30, 2022 was due to $90.0 million in maturities of certificates of deposit, offset by $8.3 million of capitalization of website development costs and $4.2 million of purchases of property and equipment.

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

Financing Activities

Cash used in financing activities of $57.7 million during the nine months ended September 30, 2022 was due primarily to $21.8 million of payments made to a third-party payment processor, $19.8 million of payment of tax distributions to redeemable noncontrolling interest holders, $14.2 million of payment of withholding taxes on net share settlements of equity awards, and $2.6 million of payment of deferred financing costs, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Cash used in financing activities of $25.1 million during the nine months ended September 30, 2021 was due primarily to our repayment of the line of credit acquired in the CarOffer acquisition of $14.3 million and our payment of withholding taxes on net share settlements of equity awards of $11.3 million, partially offset by $0.5 million related to the proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, or material leases that are less than twelve months in duration, other than leases signed but not commenced, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of equity and liability-classified compensation awards under Accounting Standards Codification, or ASC, Topic 718, Stock-based Compensation, or ASC 718. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these policies involve the greatest degree of judgment and complexity.

Revenue Recognition – Sales Allowance and Variable Consideration

Our accounting policy relating to revenue recognition reflects the impact of the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606, which is discussed further in the Notes to the Consolidated Financial Statements. As prescribed by ASC 606, we recognize revenue based on a five-step approach. We derive revenue from three sources: (i) marketplace revenue, which consists primarily of dealer subscriptions to our Listings packages and RPM digital advertising suite, advertising revenue from auto manufacturers and other auto-related brand advertisers, and revenue from partnerships with financing services companies; (ii) wholesale revenue, which consists primarily of transaction fees earned from facilitating the purchase and sale of vehicles between dealers; and (iii)

product revenue, which consists primarily of aggregate proceeds received on the sale of vehicles. Critical accounting estimates associated with each of the three revenue sources are outlined below.

Total consideration for marketplace revenue is stated within the contracts. There are no contractual cash refund rights, but credits may be issued to a customer at our sole discretion. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances, usage-based fees, and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit. Due to the known possibility of future credits, a monthly sales allowance review is performed to defer revenue at a portfolio level for such future adjustments in the period of occurrence. We establish the sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments, credits and losses may vary from actual results which could lead to material adjustments to the financial statements. Sales allowances are recognized as a reduction to revenue in the consolidated income statements.

Advertising contracts state the transaction price within the agreement with payment generally being based on the number of clicks or impressions delivered on our websites. Total consideration is based on output and deemed variable consideration constrained by an agreed upon delivery schedule. Additionally, there are generally no contractual cash refund rights. Certain contracts do contain the right for credits in situations in which impressions are not displayed in compliance with contractual specifications. At an individual contract level, we may give a credit for a customer satisfaction issue or other circumstance. Due to the known possibility of future credits, a monthly review is performed to defer revenue at an individual contract level for such future adjustments in the period of incurrence. Although these credits have not been material and have not changed significantly over the historical period, estimated sales adjustments, credits and losses may vary from actual results which could lead to material adjustments to the financial statements.

Other marketplace revenue includes revenue from contracts for which the performance obligation is a series of distinct services with the same level of effort daily. For these contracts, we estimate the value of the variable consideration in determining the transaction price and allocate it to the performance obligation. Revenue is estimated and recognized on a ratable basis over the contractual term. We reassess the estimate of variable consideration at each reporting period.

Within wholesale and product transactions, there are no contractual cash refund rights, but credits may be issued to a customer at our sole discretion. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. Due to the known possibility of future credits, a monthly sales allowance review is performed to defer revenue at a portfolio level for such future adjustments in the period of incurrence. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the financial statements. Estimated sales adjustments, credits and losses may vary from actual results which could lead to material adjustments to the financial statements. Sales allowances are recognized as a reduction to revenue in the consolidated income statements.

Accounts Receivable – Allowance for Doubtful Accounts

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

Long-Lived Assets – Impairment

We evaluate the recoverability of long-lived assets, such as property and equipment and intangible assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, we re‑evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery.

Website Development and Internal-Use Software Costs – Capitalization

Capitalized website development and capitalized internal-use software costs are amortized on a straight‑line basis over their estimated useful life of three years beginning with the time when the product is ready for intended use.

We evaluate the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure three years remains appropriate. We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets - Impairment” section above.

Hosting Arrangements – Capitalization

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

We evaluate the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure the selected useful life remains appropriate. We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets - Impairment” section above.

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

We make significant assumptions and estimates in determining the fair value of the acquired assets and liabilities as of the acquisition date, especially the valuation of intangible assets.

Intangible Assets – Valuation and Recoverability

Intangible assets are recognized at their estimated fair value at the date of acquisition. Fair value is determined based on inputs and assumptions such as discount rates, rates of return on assets, and long-term sales growth rates.

We amortize intangible assets over their estimated useful lives on a straight-line basis. Useful lives are established based on analysis of all pertinent factors such as: the expected use of the asset, expected useful lives of related assets, provisions that may limit the useful life, historical experience with similar arrangements, effects of economic factors, demand, competition, obsolescence, and maintenance required to maintain the future cash flows.

We evaluate the useful lives of these assets as of the acquisition date and at least annually thereafter to ensure the selected useful life remains appropriate.

We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP, and test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets - Impairment” section above.

Goodwill – Valuation and Recoverability

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

Redeemable Noncontrolling Interest – Valuation

As of January 14, 2021, the closing date of our acquisition of a 51% interest in CarOffer, or the Closing Date, redeemable noncontrolling interest was recognized at fair value computed using the Least Square Monte Carlo Simulation approach. Significant inputs to the model included market price of risk, volatility, correlation and risk-free rate.

Income Taxes – Recoverability of Deferred Tax Assets and Related Valuation Allowance

In accordance with ASC 740, Income Taxes, or ASC 740, we account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance against net deferred tax assets is recorded when, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In performing this analysis, we consider future taxable income and ongoing prudent and feasible tax planning strategies to assess realizability. Actual results may differ from these forecasts. We continually evaluate our deferred tax assets to determine if an adjustment to the valuation allowance is required.

Judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although we believe our estimates are reasonable, there is no assurance that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and net income in the period in which such determination is made.

Significant judgment is involved regarding the application of income tax laws and regulations to estimate the effective income tax rates. As a result, our actual annual effective income tax rates and related income tax liabilities may differ materially from our interim estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

We account for uncertain tax positions by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken in a tax return. Interest and penalties, if applicable, related to uncertain tax positions are recognized as a component of income tax expense.

Inventory – Valuation

Inventory is valued at the lower of cost or net realizable value. In recording inventory at the lower of cost or net realizable value, we estimate potential future losses on inventory on hand based on historical losses and market trends.

Stock-Based Compensation – Valuation

For RSUs granted subject to market-based vesting conditions, the fair value is determined on the date of grant using the Monte Carlo simulation lattice model. The determination of the fair value using this model is affected by our stock price performance relative to the companies listed on the S&P 500, and a number of assumptions including volatility, correlation coefficient, risk-free interest rate and dividend yield. RSUs previously granted subject to market-based vesting conditions vested upon achievement of specified levels of market conditions. No such RSUs are currently outstanding.

For stock options, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by our stock price and a number of assumptions including volatility, expected term, risk-free interest rate and dividend yield. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

For liability-classified awards, the fair value is determined on the date of issuance using a Least Square Monte Carlo simulation model. The determination of the fair value is affected by CarOffer’s equity value, EBITDA, Excess Parent Capital (as defined in the CarOffer Operating Agreement (as defined in Note 4 to the financial statements contained within the Annual Report)), and revenue forecasts that drive the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. Liability-classified awards are remeasured to fair value each period until settlement.

Prior to the three months ended June 30, 2022, a Least Square Monte Carlo simulation model was used as there were multiple potential exit valuations tied to the CarOffer purchase agreement. The Monte Carlo simulation model is now used instead of the previous Least Square Monte Carlo simulation model as a result of obtaining gross profit actuals through the trailing twelve-month ended June 30, 2022 measuring period.

As disclosed in our Current Report on Form 8-K filed with the SEC on September 29, 2022, we determined not to exercise our call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. The valuation of these liability awards continues to be valued using a Monte Carlo simulation and is now derived from the Company’s 2024 call right and CarOffer’s 2024 put right.

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

Interest Rate Risk

As of September 30, 2022, our exposure to market risk associated with changes in interest rates relates primarily to our 2022 Revolver, which allows us to borrow up to $400.0 million. Borrowings under the 2022 Revolver will bear interest at a rate based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio. Since we have not yet drawn upon our 2022 Revolver and we do not have any outstanding borrowings as of September 30, 2022, a hypothetical 100 basis point increase or decrease in variable interest rates would not have a material impact on interest expense. As of December 31, 2021, we did not have any long-term borrowings.

As of September 30, 2022, we had cash and cash equivalents of $404.4 million, which consisted of bank deposits and money market funds. As of December 31, 2021, we had cash, cash equivalents, and investments of $321.9 million, which consisted of bank deposits, money market funds and certificates of deposit with maturity dates of six to nine months.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2022 and December 31, 2021, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure is not significant.

Our foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized within other income (expense), net in our Unaudited Condensed Consolidated Income Statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive (loss) income in our Unaudited Condensed Consolidated Balance Sheets.

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

The COVID-19 pandemic, including the impact of variants, has caused an international health crisis and resulted, and may continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The continued impact of COVID-19 cannot be predicted at this time, and could depend on a number of factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, and the effectiveness of vaccines against any variants. Our operations have been and may continue to be materially adversely affected by a range of factors related to the COVID-19 pandemic, including periodic changes in restrictions that vary from region to region in which we operate and may require rapid response to new or reinstated orders. Many of these orders resulted in, and may in the future result in, restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of the disease have impacted car shopping by consumers and disrupted the operations of car dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

The automotive industry is also facing, and may continue to face, inventory supply problems, including for reasons attributable to the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, the war in Ukraine and Russian sanctions. This decline in vehicle inventory has led to an increase in bids per vehicle at auction and corresponding increases to wholesale auction prices. As the price of replenishing inventory through wholesale auctions has increased, dealers have increased, and may continue to increase, the prices they charge consumers. A high volume of price increases on vehicle sales at a rapid rate could impact our proprietary IMV and distribution of Deal Ratings. In addition, if our paying dealers continue to operate at reduced inventory levels or with increased costs, they may reduce or be unwilling to increase their advertising spend with us and/or may terminate their subscriptions prior to the commencement of the applicable renewal term. Our ability to add new paying dealers or increase our fees with dealers may be impeded if dealers perceive they have less of a need for our products and services because of their limited inventory. Inventory challenges in the automotive industry have adversely impacted, and could continue to adversely impact, the amount of inventory on our websites and have contributed to higher prices and reduced lease options for new vehicles, which in turn has reduced, and may continue to reduce, consumer demand, which could contribute to a decline in the number of consumer visits to our websites and/or the number of connections between consumers and dealers through our marketplaces. Our business also relies on the ability of consumers to borrow funds to acquire automobiles and banks and other financing companies may limit or restrict lending to consumers as a result of the economic impacts of the COVID-19 pandemic and other macroeconomic issues, such as rising interest rates, which may also materially and adversely affect our business. These inventory-related issues and other macroeconomic issues may materially and adversely impact our business, financial condition and results of operations.

As a result of the COVID-19 pandemic, a number of our dealer customers temporarily closed and/or operated on a reduced capacity, and many dealerships faced, and continue to face, significant financial challenges. Such closures and circumstances led, and may in the future lead, some paying dealers to cancel their subscriptions and/or reduce their spending with us, which has had and may continue to have a material adverse effect on our revenues and on our business. Additionally, we reduced our spending on brand advertising and traffic acquisition at the beginning of the COVID-19 pandemic in response to increasing cancelations and reduced consumer demand, which contributed to a year-over-year decline in the number of consumers using our platform for each of the years ended December 31, 2021 and 2020, which in turn may continue to materially and adversely affect our business. While we have since restored a portion of that historical consumer spend, there can be no assurances that we will fully restore prior spending levels, as we may determine to decrease our consumer spend due to the possible impact of macroeconomic issues or elect to redirect our investments elsewhere, including in favor of new product development. If such a strategy were not to result in the benefits that we expect, our business could be harmed.

Further, we have previously taken measures to help our paying dealers maintain their business health during the COVID-19 pandemic, including by proactively reducing the subscription fees for paying dealers for certain service periods, and we may decide to re-institute further billing relief as we continue to assess the effects of the COVID-19 pandemic and other macroeconomic issues on our paying dealers and business operations. Any further billing relief could result in a decline in our revenue and have a material adverse effect to our business. During the COVID-19 pandemic, we also experienced, and may in the future experience, increased account delinquencies from dealer customers challenged by the COVID-19 pandemic that failed to pay us on time or at all.

These effects from the COVID-19 pandemic on our revenue caused us to implement certain cost-savings measures across our business, which previously disrupted our business and operations. Any future cost-savings measures implemented by us due to macroeconomic issues may affect our future business and operations and yield unintended consequences, such as loss of key employees, increased costs in hiring new employees, undesired attrition, and the risk that we may not achieve anticipated cost savings at the levels we expect, any of which may have a material adverse effect on our results of operations and/or financial condition.

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

A significant source of our revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplaces. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ notice prior to the commencement of the applicable renewal term. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. A dealer may be influenced by several factors to cancel its subscription with us, including national and regional dealership associations, national and local regulators, automotive manufacturers, consumer groups, and consolidated dealer groups. If any of these influential groups indicate that dealers should not enter into or maintain subscription agreements with us, dealers could share this belief and we may lose a number of our paying dealers. If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

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

In January 2021, we completed our acquisition of a 51% interest in CarOffer, which added wholesale vehicle acquisition and selling capabilities to our portfolio of dealer offerings. In 2021, this acquisition also helped facilitate our launch of a newer consumer offering, IMCO, which allows consumers in certain states to sell their vehicles to dealers entirely online through CarGurus. A significant amount of our revenue is now derived from the wholesale sale of automobiles and IMCO. Continued achievement of our transaction synergies and our ability to continue to grow the CarOffer business and the revenue associated with it depends on a number of factors, including, but not limited to, our ability to continue to: expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions which they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. Additionally, our ability to continue to grow IMCO and the revenue associated with it also depends on a number of factors, including, but not limited to, our ability to continue to: effectively scale and market IMCO; attract prospective consumers to sell their vehicles online through IMCO; and successfully compete with competitors, including online dealerships. If our anticipated transaction synergies do not fully materialize or the CarOffer business and/or IMCO fail to continue to grow at the rate we expect, our revenue and business would be significantly harmed.

Industry conditions such as a significant change in vehicle retail prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles on their own rather than selling them on the CarOffer platform, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform and the demand for those used vehicles. We also face inventory risk in connection with vehicles acquired by CarOffer via arbitration, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. Such inventory risk would be higher if arbitrations increase, which is more likely to occur in connection with declining wholesale market conditions.

Furthermore, activity on the CarOffer platform for certain dealership segments has in the past fluctuated, and may again in the future fluctuate, from period to period based on macroeconomic conditions and changing demand requirements, which could adversely impact our revenue, results of operations, and financial condition for such period(s). Macroeconomic issues, including rising interest rates and lower consumer confidence, could also adversely impact dealer demand for sourcing inventory and therefore lead to a reduction in the number of vehicle wholesale sales on the CarOffer platform and/or transacted via IMCO, which would adversely impact CarOffer’s business and financial results. Additionally, inventory challenges in the automotive industry, including for reasons attributable to the COVID-19 pandemic, has contributed and could continue to contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform and/or transacted via IMCO. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply would adversely impact our revenue and business.

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

In addition to introducing new offerings within our existing products, we anticipate that over time we may reach a point when investments in our current products are less productive and the growth of our revenue will require more focus on developing new products for consumers and dealers. These new products, in the aggregate, must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development in order to improve the attractiveness and comprehensiveness of our marketplaces and their related products and effectively incorporate new internet and mobile technologies into them. Our ability to engage in these activities may decline as a result of macroeconomic effects and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel, engaging third-party service providers and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue or become profitable. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We rely, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies and/or introduce competing products in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, as they have done from time to time, or if our efforts to improve our search engine optimization are unsuccessful or less successful than our competitors’ efforts, our ability to attract a large consumer audience could diminish, traffic to our marketplaces could decline and the number of leads that we send to our dealers could be adversely impacted. Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results, could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines could harm our business and operating results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplaces. For example, our success in each market is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers using our marketplaces. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, increased fees we may be charged by data providers and the continuing effects of macroeconomic conditions. Our marketplaces could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplaces may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable and less transparent shopping experience for consumers using our marketplaces and could negatively affect our business and operating results.

The failure to build, maintain and protect our brands would harm our ability to attract a large consumer audience and to expand the use of our marketplaces by consumers and dealers.

While we are focused on building our brand recognition, maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, we have reduced our brand spend in comparison to our pre-COVID-19 pandemic levels, and it is possible that we may in the future decide to further suppress such spend depending on the continued impact of macroeconomic conditions. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

Complaints or negative publicity about our business practices and culture, our management team and employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplaces and could adversely affect our brands. There can be no assurance that we will be able to maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results. Furthermore, portions of our platform enable consumers and dealers using our marketplaces to communicate with one another and other persons seeking information or advice on the internet. Claims of defamation or other injury could be made against us for content posted on our websites. In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our marketplaces could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brands.

Our recent, rapid growth is not indicative of our future growth, and our revenue growth rate in the future is uncertain, including due to potential macroeconomic effects.

Our revenue increased to (i) $951.4 million for the year ended December 31, 2021 from $551.5 million for the year ended December 31, 2020, representing a 73% increase between such periods, and (ii) $426.5 million for the three months ended September 30, 2022 from $222.9 million for the three months ended September 30, 2021, representing a 91% increase between such periods. Our revenue for the remainder of 2022 and beyond may not grow at such a rate and could potentially be impacted by macroeconomic issues, such as the global semiconductor chip shortage, the war in Ukraine and Russian sanctions, the ongoing effects of the COVID-19 pandemic, rising interest rates and lower consumer confidence. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; attract new consumers to sell their vehicles online through IMCO;

maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; expand the number of dealers engaging on the CarOffer platform and increase the share of wholesale transactions which they complete on such platform; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including due to macroeconomic conditions, may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, and may adversely affect our business, operating results, financial condition, and prospects.

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

In addition to English, we have made portions of our marketplaces available in French and Spanish. We may have difficulty in modifying our technology and content for use in non-English-speaking market segments or gaining acceptance by users in non-English-speaking market segments. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures. Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including risks associated with: recruiting, managing and retaining qualified multilingual employees, including sales personnel; adapting our websites and mobile applications to conform to local consumer behavior; increased competition from local websites and mobile applications and potential preferences by local populations for local providers; compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws; providing solutions in different languages and for different cultures, which may require that we make modifications for purposes of cultural relevancy in different countries; the enforceability of our intellectual property rights; credit risk and higher levels of payment fraud; compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the United Kingdom Bribery Act; currency exchange rate fluctuations; adverse changes in trade relationships among foreign countries and/or between the United States and such countries, including as related to the United Kingdom’s exit from the European Union, or the EU, commonly referred to as “Brexit”; double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the United States or the foreign jurisdictions in which we operate; and higher costs of doing business internationally.

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

In addition, any unplanned turnover or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. For example, effective October 3, 2022, Scot Fredo resigned from his role as our Chief Financial Officer. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected. Additionally, we may face risks related to the transitions that occurred in our senior management team during 2021, the departure of Mr. Fredo, and other future transitions in our leadership, including the disruption of our operations and the depletion of our institutional knowledge base.

We may be subject to disputes regarding the accuracy of Instant Market Values, Deal Ratings, Dealer Ratings, New Car Price Guidance and other features of our marketplaces.

We provide consumers using our CarGurus marketplaces with our proprietary IMV, Deal Ratings, and Dealer Ratings, as well as other features to help them evaluate vehicle listings, including price guidance for new car listings, or New Car Price Guidance. Our valuation models depend on the inventory listed on our sites as well as public information regarding automotive sales. If the inventory on our site declines significantly, or if the number of automotive sales declines significantly or used car sales prices become volatile, whether as a result of macroeconomic effects or otherwise, our valuation models may not perform as expected. Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Guidance, or other features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, regulators, consumers, dealers and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating or New Car Price Guidance. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ confidence in, or use of, our marketplaces and could result in legal disputes.

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

Local Motor Vehicle Sales, Advertising and Brokering, and Consumer Protection Laws: The advertising and sale of new and used motor vehicles is highly regulated by the jurisdictions in which we do business. Although we do not sell motor vehicles, and although we believe that vehicle listings on our sites are not themselves advertisements, regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. These advertising laws and regulations are frequently subject to multiple interpretations and are not uniform from jurisdiction to jurisdiction, sometimes imposing inconsistent requirements with respect to new or used motor vehicles. If our marketplaces and related products are determined to not comply with relevant regulatory requirements, we or dealers could be subject to civil and criminal penalties, including fines, or the award of significant damages in class actions or other civil litigation, as well as orders interfering with our ability to continue providing our marketplaces and related products and services in certain jurisdictions. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of paying dealers, which would affect our future growth.

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

Federal Laws and Regulations: The United States Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenues, increased expenses, and decreased profitability.

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

Antitrust and Other Laws: Antitrust and competition laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, results of operations, financial condition, and cash flows. Claims could be made against us under both United States and foreign laws, including claims for defamation, libel, invasion of privacy, false advertising, intellectual property infringement, or claims based on other theories related to the nature and content of the materials disseminated by our marketplaces and on portions of our websites. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information transmitted in our marketplaces, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

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

Our success depends upon our relationships with third parties, including, among others: our payment processor; our data center hosts; our information technology providers; our data providers for inventory and vehicle information; and our partners for vehicle transportation, inspection and other logistics associated with our CarOffer business and IMCO. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. For example, primarily in connection with our Dealer-to-Dealer transactions, we utilize a third-party payment processor that collects customer payments on our behalf and remits them to us, as well as provides payments in advance for certain selling dealers. If our relationship with this third-party payment processor were to deteriorate or terminate, we would have to identify a succeeding payment processor or assume in-house facilitation of these services, which could disrupt our business and adversely affect our revenue, results of operations, and financial condition. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

Problems faced by our third-party web hosting providers or if they closed their facilities without adequate notice could adversely affect the experience consumers have while using our marketplaces. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers whose services they use, which may be exacerbated as a result of macroeconomic conditions, may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our capacity needs, our business could be harmed.

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

There are numerous federal, national, state, and local laws and regulations in the United States and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. These laws and regulations are evolving, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines or penalties, may subject us to third-party lawsuits, may be inconsistent between countries and jurisdictions, and may conflict with other requirements. We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, which we refer to collectively as the Privacy Regulations. The Privacy Regulations include, but are not limited to, the EU's General Data Protection Regulation and the California Consumer Privacy Act. Certain of the Privacy Regulations have already required, and certain others may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU, which effectively invalided the EU-U.S. Privacy Shield Framework, may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain Privacy Regulations and other statutory requirements.

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

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation; privacy restrictions imposed by web browser developers, advertising partners or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations and industry standards. Each of these developments could materially impact our ability to collect consumer data and deliver relevant internet advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business results could be materially impacted.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims asserted against us by owners of other registered or unregistered trademarks logos or slogans, for our use of registered or unregistered trademarks, logos or slogans, or third-party trademarks that incorporate variations of our trademarks. We have registered the CARGURUS and CG logos, as well as the word-mark CARGURUS, in the U.S., Canada, and the United Kingdom. Additionally, CarOffer has a number of registered and unregistered trademarks, including “CarOffer” and the CarOffer logo, and related marks, which CarOffer has registered as trademarks in the U.S.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. In addition, any reduction of our marketing spend in response to COVID-19 or other macroeconomic-related expense management or otherwise, and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced. In addition, the volume of wholesale vehicle sales fluctuates from quarter to quarter as a result of macroeconomic issues, such as the global semiconductor chip shortage, which may have a corresponding impact on our results of operations. This variability is caused by several factors including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

Failure to deal effectively with fraud or other illegal activity could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and prospects for growth.

Based on the nature of our business, we are exposed to potential fraudulent and illegal activity in our marketplaces, including: listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; receipt of fraudulent leads that we may send to our dealers; and deceptive practices in our peer-to-peer marketplace. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity. Further, the measures that we use to detect and limit the occurrence of fraudulent and illegal activity must be dynamic, as technologies and ways to commit fraud and illegal activity are continually evolving. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers and adversely affect our reputation, financial performance and growth prospects.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. These deficiencies include controls over (i) certain IT general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

Our 2022 Revolver contains certain covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

The terms of our 2022 Revolver include a number of covenants that limit our ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, enter into certain mergers and acquisitions or engage in certain asset sales, subject in each case to certain exceptions. In addition, our 2022 Revolver also subjects us to financial covenants in respect of minimum liquidity and requires that we maintain a net leverage ratio. The terms of our 2022 Revolver may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. Further, interest rate fluctuations may materially adversely affect our results of operations and financial conditions due to the variable interest rate on our 2022 Revolver, in the event that we draw down funds thereunder.

A failure by us to comply with the covenants or payment requirements specified in our 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under our 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under our 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2022, there were no amounts outstanding under our 2022 Revolver.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our founder and certain of his affiliates hold a substantial number of the outstanding shares of our Class B common stock and therefore hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. Additionally, transfers by holders of Class B common stock will generally result in those transferred shares converting into Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock into Class A common stock has had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain such shares. If, for example, Mr. Steinert retains a significant portion of his holdings of Class B common stock, he could continue to control a majority of the combined voting power of our outstanding capital stock.

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

The trading price of our Class A common stock has been and may continue to be volatile and fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following: changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; sales of shares of our Class A common stock by us or our stockholders; adverse changes to recommendations regarding our stock by covering securities analysts; failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of new products; the public’s reaction to our issuances of earnings guidance or other public announcements and filing; real or perceived inaccuracies in our key metrics; actions of an activist stockholder; actual or anticipated changes in our operating results or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally; litigation involving us or investigations by regulators into our operations or those of our competitors; developments or disputes concerning our proprietary rights; announced or completed acquisitions of businesses or technologies by us or our competitors; new laws or regulations or new interpretations of existing laws or regulations applicable to our business; changes in accounting standards, policies, or guidelines; any significant change in our management; changes in the automobile industry; the COVID-19 pandemic; and general economic conditions.

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

Our competitors could significantly impede our ability to expand the number of dealers using our marketplaces or could offer discounts that could significantly impede our ability to maintain our pricing structure. Our competitors may also develop and market new technologies that render our existing or future platforms and associated products less competitive, unmarketable, or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours, or if our web traffic declines, we may need to decrease our subscription and advertising fees. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be negatively affected. Furthermore, our existing and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to offer more competitive pricing and the ability to devote greater resources to the development, promotion, and support of their marketplaces, products, and services. They may also have more extensive automotive industry relationships than we have, longer operating histories, and greater name recognition. In addition, these competitors may be able to respond more quickly with technological advances and to undertake more extensive marketing or promotional campaigns than we can. To the extent that any competitor has existing relationships with dealers or auto manufacturers for marketing or data analytics solutions, those dealers and auto manufacturers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplaces and related products and services could substantially decline.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the continued effects of the COVID-19 pandemic and other macroeconomic issues, such as the global semiconductor chip shortage. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations in a given quarter in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in tax laws, regulations and interpretations, plus challenges to our tax positions.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which could precipitate reactions that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows. We are also regularly subject to audits by tax authorities. Any adverse development or outcome in connection with any such tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.

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

Item 5. Other Information.

On November 2, 2022, Yann Gellot, our Senior Vice President, Finance and Principal Accounting Officer, announced his intent to resign to pursue another career opportunity. Mr. Gellot will remain our Principal Accounting Officer through December 2, 2022, the effective date of his resignation. Additionally, on November 5, 2022, our Board of Directors designated Jason Trevisan, our Chief Executive Officer, to serve as our Principal Accounting Officer effective upon Mr. Gellot’s resignation on December 2, 2022 and until such time that we appoint a successor Principal Accounting Officer.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1	Credit Agreement, dated September 26, 2022, by and among CarGurus, Inc., as borrower, PNC Bank, National Association, as administrative agent, collateral agent and an L/C Issuer, and the other lenders, L/C Issuers and other parties party thereto.	8-K	001-38233	September 29, 2022	10.1
10.2	First Amendment to Sublease, dated July 31, 2022, by and between CarGurus, Inc. and HubSpot, Inc.					X
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.					X

* The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarGurus, Inc.

Date: November 8, 2022	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)