Form 10-Q
period 2023-03-31
CarGurus, Inc.
filed 2023-05-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(617) 354-0068

(Registrant’s telephone number, including area code)

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

As of May 4, 2023, the registrant had 97,319,091 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “likely,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “goal,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this report include, but are not limited to, statements about:

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
•
our evolution to becoming a transaction-enabled platform where consumers can shop, buy, seek financing, and sell their cars and dealers can source, market, and sell their vehicles;
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
•
domestic economic conditions;
•
global economic conditions affecting us or our customers;
•
our ability to overcome challenges facing the automotive industry ecosystem, including inventory supply problems, global supply chain challenges, changes to trade policies and other macroeconomic issues;
•
our expectations regarding cash generation and the sufficiency of our cash to fund our operations;
•
our expectation regarding the funding of our share repurchase program;
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
our revolving credit facility; and
•
our expected returns on investments.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$456,696	$469,517
Accounts receivable, net of allowance for doubtful accounts of $1,054 and $1,809, respectively	42,395	46,817
Inventory	1,637	5,282
Prepaid expenses, prepaid income taxes and other current assets	18,114	21,972
Deferred contract costs	9,387	8,541
Restricted cash	14,985	5,237
Total current assets	543,214	557,366
Property and equipment, net	42,748	40,128
Intangible assets, net	45,552	53,054
Goodwill	157,689	157,467
Operating lease right-of-use assets	196,413	56,869
Restricted cash	—	9,378
Deferred tax assets	47,385	35,488
Deferred contract costs, net of current portion	10,446	8,853
Other non-current assets	8,132	8,499
Total assets	$1,051,579	$927,102
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$42,701	$32,529
Accrued expenses, accrued income taxes and other current liabilities	45,010	39,193
Deferred revenue	20,808	12,249
Operating lease liabilities	15,480	14,762
Total current liabilities	123,999	98,733
Operating lease liabilities	194,931	51,656
Deferred tax liabilities	30	54
Other non–current liabilities	4,336	5,301
Total liabilities	323,296	155,744
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	32,475	36,749
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 98,278,975 and 101,636,649 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	98	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	357,748	413,092
Retained earnings	339,175	323,043
Accumulated other comprehensive loss	(1,229)	(1,644)
Total stockholders’ equity	695,808	734,609
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,051,579	$927,102

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Marketplace	$167,127	$163,289
Wholesale	25,186	90,994
Product	39,650	176,325
Total revenue	231,963	430,608
Cost of revenue (1)
Marketplace	15,533	12,209
Wholesale	22,068	58,182
Product	39,382	178,342
Total cost of revenue	76,983	248,733
Gross profit	154,980	181,875
Operating expenses:
Sales and marketing	75,577	87,581
Product, technology, and development	36,607	30,653
General and administrative	24,919	33,121
Depreciation and amortization	3,818	3,861
Total operating expenses	140,921	155,216
Income from operations	14,059	26,659
Other income (expense), net:
Interest income	3,743	37
Other income (expense), net	595	(156)
Total other income (expense), net	4,338	(119)
Income before income taxes	18,397	26,540
Provision for income taxes	6,531	7,702
Consolidated net income	11,866	18,838
Net loss attributable to redeemable noncontrolling interest	(4,266)	(1,072)
Net income attributable to CarGurus, Inc.	16,132	19,910
Accretion of redeemable noncontrolling interest to redemption value	—	82,000
Net income (loss) attributable to common stockholders	$16,132	$(62,090)
Net income (loss) per share attributable to common stockholders: (Note 10)
Basic	$0.14	$(0.53)
Diluted	$0.10	$(0.53)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	115,358,475	118,031,325
Diluted	115,915,737	118,031,325
(1)
Includes depreciation and amortization expense for the three months ended March 31, 2023 and 2022 of $7,758 and $7,324, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2023	2022
Consolidated net income	$11,866	$18,838
Other comprehensive income:
Foreign currency translation adjustment	415	(489)
Consolidated comprehensive income	12,281	18,349
Comprehensive loss attributable to redeemable noncontrolling interests	(4,266)	(1,072)
Comprehensive income attributable to CarGurus, Inc.	$16,547	$19,421

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Accretion of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	—	—
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808

Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Consolidated net income	$11,866	$18,838
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,576	11,185
Gain on sale of property and equipment	(460)	—
Currency (gain) loss on foreign denominated transactions	(198)	84
Deferred taxes	(11,921)	(13,091)
Provision for doubtful accounts	(300)	150
Stock-based compensation expense	14,904	14,147
Amortization of deferred financing costs	129	—
Amortization of deferred contract costs	2,737	2,806
Impairment of long-lived assets	175	—
Changes in operating assets and liabilities:
Accounts receivable	6,858	39,973
Inventory	3,645	(1,336)
Prepaid expenses, prepaid income taxes, and other assets	4,652	(2,127)
Deferred contract costs	(5,138)	(2,997)
Accounts payable	10,268	(4,062)
Accrued expenses, accrued income taxes, and other liabilities	4,542	30,087
Deferred revenue	8,557	(5)
Lease obligations	4,453	(592)
Net cash provided by operating activities	66,345	93,060
Investing Activities
Purchases of property and equipment	(2,398)	(1,230)
Capitalization of website development costs	(3,489)	(2,506)
Maturities of certificates of deposit	—	30,000
Net cash (used in) provided by investing activities	(5,887)	26,264
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	19	680
Payment of finance lease obligations	(17)	(19)
Payment of withholding taxes on net share settlements of restricted stock units	(2,066)	(5,430)
Repurchase of common stock	(69,024)	—
Payment of tax distributions to redeemable noncontrolling interest holders	(28)	(8,519)
Change in gross advance payments received from third-party transaction processor	(2,122)	(23,606)
Net cash used in financing activities	(73,238)	(36,894)
Impact of foreign currency on cash, cash equivalents, and restricted cash	329	(212)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,451)	82,218
Cash, cash equivalents, and restricted cash at beginning of period	484,132	248,280
Cash, cash equivalents, and restricted cash at end of period	$471,681	$330,498
Supplemental disclosure of cash flow information:
Cash paid for income taxes	2,410	1,066
Cash paid for operating lease liabilities	4,129	4,737
Cash paid for interest	144	—
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	1,822	269
Receivable from sale of property and equipment	460	—
Unpaid withholding taxes on net share settlement of restricted stock units	3,590	—
Unpaid repurchases of common stock	1,030	—
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	1,145	1,206
Obtaining a right-of-use asset in exchange for an operating lease liability	144,556	—
Accretion of redeemable noncontrolling interest to redemption value	—	82,000
Accrued tax (refunds from) distributions to redeemable noncontrolling interest holders	(4)	4,168

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the "Company") is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC ("CarOffer") digital wholesale platform. The CarGurus platform gives consumers the confidence to buy and/or sell a vehicle either online or in-person, and it gives dealerships the power to accurately price, instantly acquire, effectively market, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms and data analytics to bring trust, transparency and competitive pricing to the automotive shopping experience.

The Company is headquartered in Cambridge, Massachusetts and was incorporated in the State of Delaware on June 26, 2015.

The Company operates principally in the United States. In the United States, it also operates as independent brands the Autolist online marketplace, which it wholly owns, and the CarOffer digital wholesale platform, in which it holds a 51% equity interest. In addition to the United States, the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, it also operates as an independent brand the PistonHeads online marketplace, which it wholly owns.

The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Effective as of the fourth quarter of 2022, the Company revised its segment reporting from one reportable segment to two reportable segments – U.S. Marketplace and Digital Wholesale. See Note 12 of these Unaudited Condensed Consolidated Financial Statements for further segment reporting and geographic information.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) are unaudited. The Unaudited Condensed Consolidated Financial Statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and December 31, 2022, results of operations, comprehensive income, and changes in shareholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report”).

While the Company disclosed interest income within other income (expense), net in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 9, 2022, the accompanying Unaudited Condensed Consolidated Income Statements for the quarter ended March 31, 2022 present interest income separately from other income (expense), net to conform to the current year presentation, as interest income met the threshold for separate disclosure.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable.

The Company maintains its cash, and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. The majority of the Company's accounts receivable results from wholesale and product revenue transactions. The Company has had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company's third-party transaction processor and is held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

As of March 31, 2023, no customers accounted for more than 10% of net accounts receivable. As of December 31, 2022, one customer accounted for 13% of net accounts receivable. The remainder of the accounts receivable was dispersed among more than 1,000 customers. The customer who accounted for greater than 10% of net accounts receivable are related to wholesale and product receivables. The collection risk associated with these customers is mitigated because, as discussed above, the third-party transaction processor does not release the title on vehicles until funds are successfully collected. Furthermore, there is no significant credit risk with respect to accounts receivable because, other than the receivables associated with these customers, credit risk with respect to accounts receivable is dispersed due to the large number of customers.

For the three months ended March 31, 2023, no individual customer accounted for more than 10% of total revenue. For the three months ended March 31, 2022, one customer accounted for 13% of total revenue due to the continued growth of the CarOffer business.

The Company is exposed to credit losses primarily through its trade accounts receivable, which includes receivables in transit, net of payables due, from a third-party transaction processor. The third-party transaction processor collects customer payments on the Company's behalf and remits them to the Company. Customer payments received by the third-party transaction processor, but not remitted to the Company as of period end are deemed to be receivables in transit, net of payables due. Additionally, the third-party transaction processor provides payments in advance for certain selling dealers. If the third-party transaction processor does not receive buying dealer payments associated with the transaction paid in advance, the Company would guarantee losses incurred by the third-party transaction processor and the balance would be deducted from future remittances to the Company. To date, losses associated with these guarantees have not been material. Payments received in advance are presented as cash flows from financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

The Company offsets trade accounts receivables in transit, net of payables due, from the third-party transaction processor with payments received in advance from the third-party transaction processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party transaction processor for funds the third-party transaction processor has collected from buying dealers and has not yet remitted to the Company (i.e. receivables in transit, net of payables due), as well as amounts paid by the third-party transaction processor to the Company in advance of collecting payments from buying dealers (i.e. payments received in advance). Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party transaction processor which is recognized within accounts receivable, or the Company can have a net liability which is recognized within accrued expenses if the advance payments exceed the receivable position from the third-party transaction processor as of the balance sheet date.

As of March 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $5,142, offset by payments received in advance of $4,368, which resulted in a net receivable of $774 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $7,122, offset by payments received in advance of $6,490, which resulted in a net receivable of $632 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, $7,950 and $7,150, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2023, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2023, there are no new material accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Marketplace	$167,127	$163,289
Dealer-to-Dealer	28,705	105,491
Instant Max Cash Offer	36,131	161,828
Total	$231,963	$430,608

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Instant Max Cash Offer ("IMCO"), services and products as disclosed above.

Revenue by income statement presentation is disaggregated by (i) marketplace, (ii) wholesale, and (iii) product revenue sources as disclosed in the Unaudited Condensed Consolidated Income Statements. Marketplace services are included within marketplace revenue in the consolidated income statements. Dealer-to-Dealer and IMCO services and products are included within both wholesale revenue and product revenue in the consolidated income statements.

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments as disclosed in Note 12 of these Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) United States and (ii) International regions as disclosed in Note 12 of these Unaudited Condensed Consolidated Financial Statements. Marketplace services are provided in the United States and International regions. Dealer-to-Dealer and IMCO services and products are provided in the United States region.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2023 was approximately $14.2 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2023. For performance obligations not satisfied as of March 31, 2023, and to which this expedient applies, the nature of the performance obligations, the variable consideration and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period, was $12,249 and $12,784, respectively.

4. Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, assets measured at fair value on a recurring basis consist of the following:

	As of March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$202,359	$—	$—	$202,359
Total	$202,359	$—	$—	$202,359

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Money market funds	$175,486	$—	$—	$175,486
Total	$175,486	$—	$—	$175,486

5. Property and Equipment, Net

As of March 31, 2023 and December 31, 2022, property and equipment, net consist of the following:

	As of March 31, 2023	As of December 31, 2022
Capitalized equipment	$1,293	$7,877
Capitalized internal-use software	8,434	7,429
Capitalized website development	40,569	36,369
Furniture and fixtures	8,620	8,615
Leasehold improvements	24,301	24,225
Construction in progress	5,483	4,161
Finance lease right-of-use assets	387	420
	89,087	89,096
Less accumulated depreciation and amortization	(46,339)	(48,968)
Total	$42,748	$40,128

For the three months ended March 31, 2023 and 2022, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and write-offs, was $4,042 and $3,480, respectively.

For the three months ended March 31, 2023, the Company wrote off $175 of Digital Wholesale segment capitalized website development costs within wholesale cost of revenue in the consolidated income statements related to certain developed technology in which the Company has decided to cease investment. For the three months ended March 31, 2022, the Company did not have any write-offs.

During the three months ended March 31, 2023, capitalized equipment decreased $6,584 due primarily to disposal of the data center assets as a result of the Company's migration onto a cloud-based hosting platform.

During the three months ended March 31, 2023, capitalized website development costs increased $4,200 due to continued investment in the Company's product offerings, offset by the write off Digital Wholesale segment capitalized website development costs.

6. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

As of March 31, 2023 and December 31, 2022, accrued expenses, accrued income taxes and other current liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Accrued bonus	$5,736	$11,007
Accrued income taxes	16,477	2,063
Other accrued expenses and other current liabilities	22,797	26,123
Total	$45,010	$39,193

The decrease of $5,271 in accrued bonus is due primarily to the payout of the second portion of the fiscal year 2022 bonuses in the first quarter of 2023, offset in part by the accrual for the fiscal year 2023 bonuses.

The increase of $14,414 in accrued income taxes is due primarily to the impact of the amended IRC Section 174 research and expenditure (“R&E”) rules for U.S. income tax purposes and the lack of carryover tax attributes as the majority of the carryover tax attributes was utilized in the year 2022. The Tax Cuts and Jobs Act amended the R&E rules to require capitalization and amortization of product, technology and software development costs paid or incurred in tax years beginning after December 31, 2021.

The decrease of $3,326 in other accrued expenses and other current liabilities is due to individually immaterial fluctuations.

7. Debt

As of March 31, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time. The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the "2022 Revolver Sub-facility"). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. For example, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company and its subsidiary, AutoList, Inc., as well as any future guarantors, and pledges of the equity of CarOffer and certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, there were no borrowings and $742 in letters of credit, which reduces the borrowing capacity under the 2022 Revolver to $399,258. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

As of March 31, 2023, deferred financing costs were $2,313. As of December 31, 2022, deferred financing costs were $2,442. For the three months ended March 31, 2023, amortization expense associated with deferred financing costs was $129. For the three months ended March 31, 2022, the Company did not recognize any amortization expense associated with deferred financing costs.

As of March 31, 2023 and December 31, 2022, commitment fees under the 2022 Revolver were immaterial.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2023, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. In connection with the 1001 Boylston Street lease, the Company expects to spend approximately $69,815, net of tenant reimbursements. As of March 31, 2023, the Company has incurred $4,363 in expenses and signed $3,582 in contract commitments, which have not yet been incurred. The Company has no other material long-term purchase obligations outstanding with any vendors or third-parties.

Leases

The Company’s lease obligations consist substantially of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland.

As of March 31, 2023, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

New Material Leases

The Company’s operating lease agreement in Boston, Massachusetts for 225,428 square feet at 1001 Boylston Street (the "1001 Boylston Street Lease") commenced on February 3, 2023 ("Delivery Date") as the Company has been granted access to begin its build out. The “Commencement Date” of the lease term is the earlier to occur of (i) the date that is twelve months following the Delivery Date (as defined in the lease) and (ii) the date that the Company first occupies the premises for the normal conduct of business for the Permitted Use (as defined in the lease). The initial term will commence on the Commencement Date and expire on the date that is one hundred and eighty full calendar months after the Commencement Date (plus the partial month, if any, immediately following the Commencement Date). The 1001 Boylston Street Lease provides for the option to terminate early under certain circumstances and contains options to extend the lease term for two additional periods of five years. The 1001 Boylston Street Lease provides for annual rent increases through the term of the lease, leasehold improvement incentives, and variable payments related to operating expenses, management fees, taxes, utilities, insurance, and maintenance expenses. It also contains both lease and non-lease components in the contract. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses. The Company expects to move into the office space in 2024.

Lease Commitments

As of March 31, 2023, future minimum lease payments for all leases are as follows:

Year Ending December 31,	Operating Lease Commitments
Remainder of 2023	$12,404
2024	15,792
2025	18,592
2026	22,334
2027	22,742
Thereafter	231,157
Total lease payments	$323,021
Less imputed interest	(112,610)
Total	$210,411

For the three months ended March 31, 2023 and 2022, the Company recognized $7,444 and $4,052 of lease costs, respectively.

As of March 31, 2023, the weighted average remaining lease term was 13.2 years, and the weighted average discount rate was 5.6%. As the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Sublease Income

As of March 31, 2023, future minimum sublease income payments are as follows:

Year Ending December 31,	Sublease Income Payments
Remainder of 2023	$1,670
2024	1,951
2025	1,023
2026	—
2027	—
Thereafter	—
Total	$4,644

Restricted Cash

The 1001 Boylston Street Lease and the Company’s leases in Cambridge, Massachusetts and San Francisco, California have associated letters of credit. As of December 31, 2022, all letters of credit were collateralized by cash which was recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2023, $742 of letters of credit were included under the 2022 Revolver Sub-facility, as the Company canceled two letters of credit associated with the San Francisco and the Cambridge (55 Cambridge Parkway) leases and reissued these letters of credit under the 2022 Revolver Sub-facility. As of March 31, 2023, $9,385 of letters of credit associated with the 1001 Boylston Street Lease and the Cambridge (2 Canal) lease remained collateralized by cash, which was recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheets. The Company canceled a letter of credit associated with the Cambridge (2 Canal) lease, however, the cash was recognized as restricted cash as of March 31, 2023, until it is released from the bank. The Company expects to cancel the letter of credit associated with the 1001 Boylston Street Lease and reissue a new letter of credit under the 2022 Revolver Sub-facility in the next twelve months.

As of March 31, 2023 and December 31, 2022, restricted cash was $14,985 and $14,615, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s wholesale business. As of December 31, 2022, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheet. During the three months ended March 31, 2023, the Company reclassified $8,885 of letters of credit from a long-term asset to a short-term asset as the Company expects to cancel and reissue the remaining letters of credit under the 2022 Revolver Sub-facility in the next twelve months. As of March 31, 2023, all restricted cash was classified as a short-term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

Acquisitions

On January 14, 2021 the Company completed the acquisition of a 51% interest in CarOffer, an automated instant vehicle trade platform based in Addison, Texas, with the option to acquire portions of the remaining equity in the future. During the year ended December 31, 2022, the Company determined not to exercise its call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. In the second half of 2024, the Company will have a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to the Company, all, and not less than all, of the remaining equity interests in CarOffer. Details of this acquisition are more fully described in Note 2 to the consolidated financial statements contained within the Annual Report.

Legal Matters

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company recognizes a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results. However, litigation is inherently unpredictable and the future outcome of legal proceedings and other contingencies may be unexpected or differ from the Company’s estimated liabilities, which could have a material adverse effect on the Company’s future financial results.

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

A guarantee liability is initially measured using the amount of consideration received from the dealer for the purchase of the guarantee. The initial liability is released, and guarantee income is recognized, upon the earliest of the following: the vehicle sells during the guarantee period, the seller exercises its put option during the guarantee period, or the option expires unexercised at the end of the guarantee period. Guarantee income is recognized within wholesale revenue in the Unaudited Condensed Consolidated Income Statements. Gains and losses resulting from dealers' exercise of guarantees are recognized within wholesale cost of revenue in the Unaudited Condensed Consolidated Balance Sheets. When it is probable and reasonably estimable that the Company will incur a loss on a vehicle that it is required to purchase, a liability and a corresponding charge to wholesale cost of revenue is recognized for the amount of the loss in the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2023 and 2022, income for guarantees purchased by dealers was $614 and $3,303, respectively. For the three months ended March 31, 2023, the gains, net of loss, recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was $75. For the three months ended March 31, 2022, the loss, net of gains, recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was $1,824.

As of March 31, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $27,594. Of the maximum potential amount of future payments, the losses that are probable were immaterial. As such, as of March 31, 2023, the Company had no material contingent loss liabilities.

As of December 31, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $31,056. Of the maximum potential amount of future payments, the losses that were probable were immaterial. As such, as of December 31, 2022, the Company had no material contingent loss liabilities.

9. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended March 31, 2023 and 2022, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended March 31,
	2023	2022
Options	$614	$644
Restricted Stock Units	14,363	13,503
CO Incentive Units and Subject Units	—	13,695
Total	$14,977	$27,842

The decrease of $13,695 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 in CO Incentive Units and Subject Units (as each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report) stock-based compensation expense was due to a decrease in the valuation of the awards to zero, following the mark to market valuation adjustments.

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$143	$136
Sales and marketing expense	3,084	3,983
Product, technology, and development expense	6,289	6,368
General and administrative expense	5,461	17,355
Total	$14,977	$27,842

For the three months ended March 31, 2023 and 2022, stock-based compensation expense excluded $1,145 and $1,206, respectively, of capitalized website development costs, capitalized internal-use software costs and capitalized hosting arrangements.

During the three months ended March 31, 2023 and 2022, the Company withheld 335,448, and 155,736 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of restricted stock units. The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company. For the three months ended March 31, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of restricted stock units were $5,656, of which $2,066 was paid and reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows and $3,590 was unpaid and reflected as a supplemental noncash disclosure in the Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2022, total payments to satisfy employee tax withholding requirements for net share settlements of restricted stock units were $5,430, all of which were paid and reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

Common Stock Share Repurchases

On December 8, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250 million. Repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by the Company’s Board of Directors at any time without prior notice. All repurchased shares will be retired. The Company expects to fund any share repurchases through cash on hand and cash generated from operations.

During the three months ended March 31, 2023, the Company repurchased and retired 3,989,861 shares for $65,151, exclusive of commissions and excise tax, at an average cost of $16.33 per share, under this authorization. As of March 31, 2023, the Company had remaining authorization to purchase up to $166,158 of the Company's Class A common stock under the Share Repurchase Program.

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

During the three months ended March 31, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock.

Basic net income (loss) per share (“Basic EPS”) is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Diluted net income (loss) per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, and (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 2 to the consolidated financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and incentive and subject units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three months ended March 31, 2023 and 2022, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Consolidated net income	$11,866	$18,838
Net loss attributable to redeemable noncontrolling interest	(4,266)	(1,072)
Accretion of redeemable noncontrolling interest to redemption value	—	82,000
Net income (loss) attributable to common stockholders — basic	$16,132	$(62,090)
Net loss attributable to redeemable noncontrolling interest	(4,266)	—
Net income (loss) attributable to common stockholders — diluted	$11,866	$(62,090)
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	115,358,475	118,031,325
Dilutive effect of share equivalents resulting from stock options	229,679	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	327,583	—
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	115,915,737	118,031,325
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.53)
Diluted	$0.10	$(0.53)

For the three months ended March 31, 2023 and 2022, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2023	2022
Stock options outstanding	560,027	944,193
Restricted stock units outstanding	3,207,191	4,076,681
CO Incentive Units, Subject Units and noncontrolling interest	—	7,790,110

For the three months ended March 31, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero. For the three months ended March 31, 2022, there was no effect of potentially dilutive shares as the numerator was negative. Additionally, during the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other restricted stock unit awards. As a result, there are no market-based RSUs outstanding as of March 31, 2023 or 2022.

11. Income Taxes

During the three months ended March 31, 2023, the Company recorded an income tax provision of $6,531, representing an effective tax rate of 28.8%. The effective tax rate for the three months ended March 31, 2023 was greater than the statutory rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

During the three months ended March 31, 2022, the Company recorded an income tax provision of $7,702, representing an effective tax rate of 27.9%. The effective tax rate for the three months ended March 31, 2022 was greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2018 and prior as a result of applicable statute of limitations of the Internal Revenue Service and a majority of applicable state jurisdictions. The Company is currently not subject to examination in its foreign jurisdictions for tax years 2017 and prior.

12. Segment and Geographic Information

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

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the year ended December 31, 2022, Digital Wholesale segment income (loss) from operations did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale segment income (loss) from operations to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment and accordingly updated Digital Wholesale segment income (loss) from operations for the three months ended March 31, 2022 for comparative purposes. Digital Wholesale segment income (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended March 31, 2023 and 2022, segment revenue, segment income (loss) from operations and segment depreciation and amortization are as follows:

	Three Months Ended March 31,
	2023	2022
Segment Revenue
U.S. Marketplace	$155,621	$151,889
Digital Wholesale	64,836	267,319
Other	11,506	11,400
Total	$231,963	$430,608

	Three Months Ended March 31,
	2023	2022
Segment Income (Loss) from Operations:
U.S. Marketplace	$26,539	$29,836
Digital Wholesale	(11,225)	(2,111)
Other	(1,255)	(1,066)
Total	$14,059	$26,659

	Three Months Ended March 31,
	2023	2022
Segment Depreciation and Amortization:
U.S. Marketplace	$2,740	$2,940
Digital Wholesale	8,693	8,122
Other	143	123
Total	$11,576	$11,185

For the three months ended March 31, 2023 and 2022, a reconciliation between segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2023	2022
Total segment income from operations	$14,059	$26,659
Other income (expense), net	4,338	(119)
Consolidated income before income taxes	$18,397	$26,540

As of March 31, 2023 and December 31, 2022, segment assets are as follows:

	As of March 31, 2023	As of December 31, 2022 (1)
Segment Assets:
U.S. Marketplace	$710,139	$525,103
Digital Wholesale	293,329	358,289
Other	48,111	43,710
Total	$1,051,579	$927,102
(1)
As of December 31, 2022, Digital Wholesale assets did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development assets from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale assets to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization assets from the U.S. Marketplace segment and accordingly updated Digital Wholesale assets as of December 31, 2022 for comparative purposes.

For the three months ended March 31, 2023 and 2022, revenue by geographic region is as follows:

	Three Months Ended March 31,
	2023	2022
Revenue by Geographic Region:
United States	$220,457	$419,208
International	11,506	11,400
Total	$231,963	$430,608

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 1, 2023, or our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

This section of this Quarterly Report discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

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

We operate principally in the United States. In the United States, we also operate as independent brands – the Autolist online marketplace, which we wholly own, and the CarOffer digital wholesale platform, in which we hold a 51% equity interest. In addition to the United States, we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom. In the United Kingdom, we also operate as an independent brand the PistonHeads online marketplace, which we wholly own.

We have subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Effective as of the fourth quarter of 2022, we revised our segment reporting from one reportable segment to two reportable segments – U.S. Marketplace and Digital Wholesale. See Note 12 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographic information.

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, and Digital Retail, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from facilitating the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or CarGurus Instant Max Cash Offer, or IMCO, transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended March 31, 2023, we generated revenue of $232.0 million, a 46% decrease from $430.6 million of revenue for the three months ended March 31, 2022. For the three months ended March 31, 2023, we generated consolidated net income of $11.9 million and Consolidated Adjusted EBITDA of $40.8 million, compared to consolidated net income of $18.8 million and Consolidated Adjusted EBITDA of $65.7 million for the three months ended March 31, 2022.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2023	2022
	(in thousands)
United States	31,986	31,051
International	7,191	6,878
Total	39,177	37,929

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

	Three Months Ended March 31,
Average Monthly Sessions	2023	2022
	(in thousands)
United States	84,274	84,851
International	16,672	15,817
Total	100,946	100,668

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

	Three Months Ended March 31,
Transactions	2023	2022
Transactions	17,505	68,754

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

	As of March 31,
Number of Paying Dealers	2023	2022
United States	24,394	24,219
International	6,897	6,648
Total	31,291	30,867

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

	As of March 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2023	2022
United States	$5,943	$5,713
International	$1,550	$1,556
Consolidated	$4,986	$4,806

Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report, Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest, each of which is a non‑GAAP financial measure. These non‑GAAP financial measures are not based on any standardized methodology prescribed by GAAP, and are not necessarily comparable to any similarly titled measures presented by other companies.

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, other (income) expense, net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, other expense, net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest's full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of income (loss) because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements contained within our Annual Report) liability classified awards which do not participate in the share of income (loss).

We have presented Consolidated Adjusted EBITDA and Adjusted EBITDA within this Quarterly Report, because they are key measures used by our management and board of directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Consolidated Adjusted EBITDA and Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business. We have presented Adjusted EBITDA attributable to redeemable noncontrolling interest because it is used by our management to reconcile Consolidated Adjusted EBITDA to Adjusted EBITDA. It represents the portion of Consolidated Adjusted EBITDA that is attributable to our noncontrolling interest. Adjusted EBITDA attributable to redeemable noncontrolling interest is not intended to be reviewed on its own.

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

Our Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest rather than consolidated net income and net loss attributable to redeemable noncontrolling interest, respectively, which are the most directly comparable GAAP equivalents. Some of these limitations are:

•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude depreciation and amortization expense and, although these are non‑cash expenses, the assets being depreciated may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude impairment of long-lived assets and, although these are non-cash adjustments, the assets being impaired may have to be replaced in the future;

•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other (income) expense, net which consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses and interest expense;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude the provision for income taxes;
•
Adjusted EBITDA excludes Adjusted EBITDA attributable to redeemable noncontrolling interest, which is calculated as the net loss attributable to redeemable noncontrolling interest, adjusted for all exclusions used to calculate Consolidated Adjusted EBITDA as described above; and
•
other companies, including companies in our industry, may calculate Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest differently, which reduces their usefulness as a comparative measure.
•
Because of these limitations, we consider, and you should consider, Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest together with other operating and financial performance measures presented in accordance with GAAP.

For the three months ended March 31, 2023 and 2022, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$11,866	$18,838
Depreciation and amortization	11,576	11,185
Impairment of long-lived assets	175	—
Stock-based compensation expense	14,977	27,842
Other (income) expense, net	(4,338)	119
Provision for income taxes	6,531	7,702
Consolidated Adjusted EBITDA	40,787	65,686
Adjusted EBITDA attributable to redeemable noncontrolling interest	(677)	7,736
Adjusted EBITDA	$41,464	$57,950

For the three months ended March 31, 2023 and 2022, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$(4,266)	$(1,072)
Depreciation and amortization (1)	2,948	2,910
Impairment of long-lived assets (1)	67	—
Stock-based compensation expense (1)	221	5,371
Other expense, net (1)	348	436
Provision for income taxes (1)	5	91
Adjusted EBITDA attributable to redeemable noncontrolling interest	$(677)	$7,736
(1)
These exclusions are adjusted to reflect the noncontrolling interest of 38%.

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM digital advertising suite, and Digital Retail, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

We also offer paid Listings packages for the Autolist and PistonHeads websites.

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

Cost of Revenue

Marketplace Cost of Revenue

Marketplace cost of revenue includes expenses related to supporting and hosting marketplace service offerings. These expenses include personnel and related expenses for our customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data and hosting expenses; amortization of developed technology; amortization of capitalized website development; amortization of capitalized hosting arrangements; and allocated overhead expenses. We allocate overhead expenses, such as rent and facility expenses, information technology expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience and brand awareness, which will impact our results of operations.

Product, Technology, and Development

Product, technology, and development expenses, consist primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expenses to increase as we invest in additional engineering resources to develop new solutions and make improvements to our existing platform.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, foreign exchange gains and losses and interest expense for undrawn fees related to our credit facility and amortization of deferred financing costs.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three months ended March 31, 2023 and 2022, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date. For the three months ended March 31, 2023, there was no income tax expense related to uncertain tax provisions. As of March 31, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.6 million, which would favorably affect our effective tax rate, if recognized. For the three months ended March 31, 2022, no income tax expense and liability related to uncertain tax positions was recognized.

Results of Operations

For the three months ended March 31, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue:
Marketplace	$167,127	$163,289
Wholesale	25,186	90,994
Product	39,650	176,325
Total revenue	231,963	430,608
Cost of revenue:
Marketplace	15,533	12,209
Wholesale	22,068	58,182
Product	39,382	178,342
Total cost of revenue	76,983	248,733
Gross profit	154,980	181,875
Operating expenses:
Sales and marketing	75,577	87,581
Product, technology, and development	36,607	30,653
General and administrative	24,919	33,121
Depreciation and amortization	3,818	3,861
Total operating expenses	140,921	155,216
Income from operations	14,059	26,659
Other income, net:
Interest income	3,743	37
Other income (expense), net	595	(156)
Total other income (expense), net	4,338	(119)
Income before income taxes	18,397	26,540
Provision for income taxes	6,531	7,702
Consolidated net income	11,866	18,838
Net loss attributable to redeemable noncontrolling interest	(4,266)	(1,072)
Net income attributable to CarGurus, Inc.	$16,132	$19,910

For the three months ended March 31, 2023 and 2022, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$155,621	$151,889
Digital Wholesale	64,836	267,319
Other	11,506	11,400
Total	$231,963	$430,608
Segment Income (Loss) from Operations:
U.S. Marketplace	$26,539	$29,836
Digital Wholesale	(11,225)	(2,111)
Other	(1,255)	(1,066)
Total	$14,059	$26,659

For the three months ended March 31, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2023	2022
Revenue:
Marketplace	72%	38%
Wholesale	11	21
Product	17	41
Total revenue	100	100
Cost of revenue:
Marketplace	7	3
Wholesale	10	14
Product	17	41
Total cost of revenue	33	58
Gross profit	67	42
Operating expenses:
Sales and marketing	33	20
Product, technology, and development	16	7
General and administrative	11	8
Depreciation and amortization	2	1
Total operating expenses	61	36
Income from operations	6	6
Other income, net:
Interest income	2	0
Other income (expense), net	0	(0)
Total other income (expense), net	2	(0)
Income before income taxes	8	6
Provision for income taxes	3	2
Consolidated net income	5	4
Net loss attributable to redeemable noncontrolling interest	(2)	(0)
Net income attributable to CarGurus, Inc.	7%	5%

For the three months ended March 31, 2023 and 2022, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2023	2022
Segment Revenue:
U.S. Marketplace	67%	35%
Digital Wholesale	28	62
Other	5	3
Total	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	17%	20%
Digital Wholesale	(17)	(1)
Other	(11)	(9)
Total	6%	6%

For the three months ended March 31, 2023 and 2022

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$167,127	$163,289	$3,838	2%
Wholesale	25,186	90,994	(65,808)	(72)
Product	39,650	176,325	(136,675)	(78)
Total	$231,963	$430,608	$(198,645)	(46)%
Percentage of total revenue:
Marketplace	72%	38%
Wholesale	11	21
Product	17	41
Total	100%	100%

Overall revenue decreased $198.6 million, or 46%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Marketplace revenue increased $3.8 million, or 2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 72% of total revenue for the three months ended March 31, 2023 compared to 38% of total revenue for the three months ended March 31, 2022. The increase was due primarily to an $7.8 million increase in Listings revenue, as a result of a 4% growth in our QARSD for paying dealers to $4,986 at March 31, 2023 from $4,806 at March 31, 2022. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in marketplace revenue was offset in part by a $3.0 million decrease in advertising revenue as a result of lower spend by our advertisers and economic conditions and a $1.2 million decrease in consumer financing revenue as a result of economic conditions.

Wholesale revenue decreased $65.8 million, or 72%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 11% of total revenue for the three months ended March 31, 2023 compared to 21% of total revenue for the three months ended March 31, 2022. The decrease was due primarily to a 75% decrease in Transactions, which includes Dealer-to-Dealer and IMCO transactions, to 17,505 for the three months ended March 31, 2023 from 68,754 for the three months ended March 31, 2022, as a result of operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue as well as a decrease in transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased by $136.7 million, or 78%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 17% of total revenue for the three months ended March 31, 2023 compared to 41% of total revenue for the three months ended March 31, 2022. The decrease was due primarily to a $119.3 million decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product revenue was also due in part to a $17.4 million decrease in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees, as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Segment Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$155,621	$151,889	$3,732	2%
Digital Wholesale	64,836	267,319	(202,483)	(76)
Other	11,506	11,400	106	1
Total	$231,963	$430,608	$(198,645)	(46)%
Percentage of total revenue:
U.S. Marketplace	67%	35%
Digital Wholesale	28	62
Other	5	3
Total	100%	100%

U.S. Marketplace segment revenue increased $3.7 million, or 2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 67% of total revenue for the three months ended March 31, 2023 compared to 35% of total revenue for the three months ended March 31, 2022. The increase was due primarily to a $3.8 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $202.5 million, or 76%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 28% of total revenue for the three months ended March 31, 2023 compared to 62% of total revenue for the three months ended March 31, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above. Wholesale revenue decreased $65.8 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Product revenue decreased $136.7 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$15,533	$12,209	$3,324	27%
Wholesale	22,068	58,182	(36,114)	(62)
Product	39,382	178,342	(138,960)	(78)
Total	$76,983	$248,733	$(171,750)	(69)%
Percentage of total revenue:
Marketplace	7%	3%
Wholesale	10	14
Product	17	41
Total	33%	58%

Overall cost of revenue decreased $171.8 million, or 69%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Marketplace cost of revenue increased $3.3 million, or 27%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 7% of total revenue for the three months ended March 31, 2023 compared to 3% of total revenue for the three months ended March 31, 2022. The increase was due primarily to a $1.6 million increase in fees related to provisioning advertising campaigns on our websites from changing to more effective, higher cost service providers and a $1.5 million increase in data and hosting costs as a result of the Company's migration onto a cloud-based hosting platform.

Wholesale cost of revenue decreased $36.1 million, or 62%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 10% of total revenue for the three months ended March 31, 2023 compared to 14% of total revenue for the three months ended March 31, 2022. The decrease was due primarily to process improvements implemented, resulting in a purposeful decrease in the volume of Dealer-to-Dealer transactions. This decrease in volume resulted in a decrease in transportation expense, inspection expense, third-party service provider expense, personnel expense, and guarantee expense.

Product cost of revenue decreased $139.0 million, or 78%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 17% of the total revenue for the three months ended March 31, 2023 compared to 41% of total revenue for the three months ended March 31, 2022. The decrease was due primarily to a $113.7 million decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product cost of revenue was also due in part to a $25.2 million decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$75,577	$87,581	$(12,004)	(14)%
Percentage of total revenue	33%	20%

Sales and marketing expense decreased $12.0 million, or 14%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due primarily to an $8.3 million decrease in brand awareness advertising expenses due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022. The decrease was also due in part to a $4.8 million decrease in commissions expense due primarily to decreased Transactions and higher capitalization on commissions as a result of an increase in new paying dealers, a $1.4 million decrease in marketing expenses due primarily to a decrease in IMCO marketing, and a $0.9 million decrease in stock-based compensation due primarily to the revaluation of liability-based stock awards. The decrease in sales and marketing expense was offset in part by a $1.3 million increase in rent expense due to the commencement of the 1001 Boylston Street lease, a $1.1 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense and commissions expenses, due primarily to a 12% increase in headcount, and a $0.4 million increase in travel expenses.

Product, Technology, and Development Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$36,607	$30,653	$5,954	19%
Percentage of total revenue	16%	7%

Product, technology, and development expense increased $6.0 million, or 19%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due primarily to a $3.3 million increase in salaries and employee-related expenses due primarily to a 6% increase in headcount as well as merit increases, a $1.7 million increase in consulting expense and a $1.1 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$24,919	$33,121	$(8,202)	(25)%
Percentage of total revenue	11%	8%

General and administrative expense decreased $8.2 million, or 25%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due primarily to a $11.9 million decrease in stock-based compensation due to the revaluation of liability-based stock awards. The decrease in general and administrative expense was offset in part by a $1.4 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 19% increase in headcount, a $1.0 million increase in consulting and recruiting expense, and a $0.6 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,818	$3,861	$(43)	(1)%
Percentage of total revenue	2%	1%

Depreciation and amortization expenses remained relatively consistent in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other Income, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$3,743	$37	$3,706	10,016%
Other income (expense), net	595	(156)	751	481
Total other income (expense), net	4,338	(119)	$4,457	3,745%
Percentage of total revenue:
Interest income	2%	0%
Other income (expense), net	0	(0)
Total other income (expense), net	2%	(0)%

Total other income, net increased $4.5 million, or 3,745%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The $3.7 million increase in interest income was due primarily to interest rate increases since March 31, 2022. The $0.8 million increase in other income (expense), net was due primarily to a $0.8 million increase in unrealized gain associated with the fluctuation of certain foreign currencies.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$6,531	$7,702	$(1,171)	(15)%
Percentage of total revenue	3%	2%

Provision for income taxes decreased $1.2 million, or 15%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due primarily to decreased profitability. This was partially offset by an aggregated $3.4 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2023, compared to $1.2 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2022.

Segment Income (Loss) from Operations

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations
U.S. Marketplace	$26,539	$29,836	$(3,297)	(11)%
Digital Wholesale	(11,225)	(2,111)	(9,114)	(432)
Other	(1,255)	(1,066)	(189)	(18)
Total	$14,059	$26,659	$(12,600)	(47)%
Percentage of segment revenue:
U.S. Marketplace	17%	20%
Digital Wholesale	(17)	(1)
Other	(11)	(9)
Total	6%	6%

U.S. Marketplace segment income from operations decreased $3.3 million, or 11%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 17% of U.S. Marketplace segment revenue for the three months ended March 31, 2023 and 20% of U.S. Marketplace segment revenue for the three months ended March 31, 2022. The decrease was due to increases in revenue of $3.7 million, offset by increases in cost of revenue of $3.0 million and increases in operating expenses of $4.0 million.

Digital Wholesale segment loss from operations increased $9.1 million, or 432%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and represented 17% of Digital Wholesale segment revenue for the three months ended March 31, 2023 and 1% of Digital Wholesale segment revenue for the three months ended March 31, 2022. The increase in the loss was due to decreases in revenue of $202.5 million, offset by decreases in cost of revenue of $175.1 million and decreases in operating expenses of $18.3 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Borrowing Capacity

As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $456.7 million and $469.5 million, respectively. As of March 31, 2023 our borrowing capacity under the 2022 Revolver (as defined below) was $399.3 million.

Sources and Uses of Cash

During the three months ended March 31, 2023 and 2022, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$66,345	$93,060
Net cash (used in) provided by investing activities	(5,887)	26,264
Net cash used in financing activities	(73,238)	(36,894)
Impact of foreign currency on cash	329	(212)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,451)	$82,218

Our operations have been financed primarily from operating activities. During the three months ended March 31, 2023 and 2021, we generated cash from operating activities of $66.3 million and $93.1 million, respectively.

We believe that our existing sources of liquidity, including access to our 2022 Revolver (as defined in below), will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report.

Our future capital requirements will depend on many factors, including, but not limited to: our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build-out under our 1001 Boylston Street lease, that do not qualify for landlord reimbursement; payments received in advance from a third-party transaction processor; activity under our Share Repurchase Program (as defined below); and our investments in international markets. In connection with the 1001 Boylston Street lease, we expect to spend approximately $69.8 million, net of tenant reimbursements. As of March 31, 2023, we have incurred $4.4 million in expenses and signed $3.6 million in contract commitments, which have not yet been incurred.

Our long-term future capital requirements will depend on many factors, including the future cash requirements described above, as well as the potential exercise of a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to us, all, and not less than all, of the remaining equity interests of CarOffer. Details of this acquisition are more fully described in Note 2 to our consolidated financial statements contained within our Annual Report. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed in the “Risk Factors” section of this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. For example, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of March 31, 2023, there were no borrowings and $0.7 million in letters of credit which reduces the borrowing capacity under the 2022 Revolver to $399.3 million. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

On December 8, 2022, we announced that our Board of Directors authorized a new share repurchase program, or the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, or the Exchange Act. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the Share Repurchase Program will be retired. We expect to fund share repurchases through cash on hand and cash generated from operations. During the three months ended March 31, 2023, we repurchased and retired 3,989,861 shares for $65.2 million, at an average cost of $16.33 per share under this authorization. As of March 31, 2023, we had remaining authorization to purchase up to $166.2 million of our Class A common stock under the Share Repurchase Program.

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

Operating Activities

Cash provided by operating activities of $66.3 million during the three months ended March 31, 2023 was due primarily to consolidated net income of $11.9 million, adjusted for $14.9 million of stock-based compensation expense for equity classified awards, $11.6 million of depreciation and amortization, $2.7 million of amortization of deferred contract costs, partially offset by $11.9 million of deferred taxes. Cash provided by operating activities was also attributable to a $10.3 million increase in accounts payable, an $8.6 million increase in deferred revenue, a $6.9 million decrease in accounts receivable, a $4.7 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $4.5 million increase in accrued expenses, accrued income taxes, and other liabilities, a $4.5 million increase in lease obligations, and a $3.6 million decrease in inventory. The increases in cash flow from operations were partially offset by a $5.1 million increase in deferred contract costs.

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

Investing Activities

Cash used in investing activities of $5.9 million during the three months ended March 31, 2023 was due to $3.5 million of capitalization of website development costs, and $2.4 million of purchases of property and equipment.

Cash used in investing activities of $26.3 million during the three months ended March 31, 2022 was due to $30.0 million in maturities of certificates of deposit, offset by $2.5 million of capitalization of website development costs and $1.2 million of purchases of property and equipment.

Financing Activities

Cash used in financing activities of $73.2 million during the three months ended March 31, 2023 was due primarily to $69.0 million of payment for the repurchase of our Class A common stock under the Share Repurchase Program, a $2.1 million change in gross advance payments received from third party transaction processor, and $2.1 million of payment of withholding taxes on net share settlements of restricted stock units.

Cash used in financing activities of $36.9 million during the three months ended March 31, 2022 was due primarily to $23.6 million change in gross advance payments received from third party transaction processor, $8.5 million of payment of tax distributions to redeemable noncontrolling interest holders, and $5.4 million of payment of withholding taxes on net share settlements of restricted stock units, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

The Digital Wholesale segment operating results have reflected the general seasonality of the wholesale vehicle sales market and macroeconomic conditions of the automotive industry. The U.S. Marketplace segment operating results have reflected the macroeconomic conditions of the automotive industry. However, to date, the U.S. Marketplace segment operating results have not been materially impacted by the general seasonality of the automotive industry. This could possibly change as our business and markets develop.

As a result, revenue and cost of revenue related to volume will fluctuate accordingly on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the wholesale industry.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, or material leases that are less than twelve months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Although we regularly assess these estimates, actual results could differ materially from these estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from managements' estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recognized in the period in which they become known.

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of equity and liability-classified compensation awards. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

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

Interest Rate Risk

As of March 31, 2023, our exposure to market risk associated with changes in interest rates relates primarily to our 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 7 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of March 31, 2023, there were no borrowings and $0.7 million in letters of credit which reduces the borrowing capacity under the 2022 Revolver to $399.3 million.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $456.7 and $469.5 million, respectively, which consisted of bank deposits, money market accounts and money market funds.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of March 31, 2023 and December 31, 2022, we had foreign currency exposures in the British pound, the Euro and the Canadian dollar, although such exposure was immaterial.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, management identified a material weakness in our internal control over financial reporting. As a result of the material weakness, our Principal Executive Officer has concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding this material weakness noted above, our management, including our Principal Executive Officer, has concluded that our financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiencies which, in the aggregate, were assessed as a material weakness as disclosed in our December 31, 2022 Annual Report, filed on Form 10-K, have not yet been fully remediated.

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

Remediation Plan

We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, evaluated the material weakness identified during the second quarter of 2022, and implemented a remediation plan to address the material weakness and enhance our control environment. Management subsequently evaluated the additional control deficiencies, status of remediation, and the material weakness which exists as of March 31, 2023, to determine key remediation activities. The remediation plan addresses the additional deficiencies identified through the annual assessment of the effectiveness of our internal control over financial reporting. Our remediation measures are ongoing and include the following:

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
•
Engaging internal and external resources to assist with remediation;
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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Quarterly Report, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

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

In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, the effects of the global semiconductor chip shortage, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the ongoing effects of the COVID-19 pandemic and increased interest rates. Increasing global inflation rates have spurred a cycle of monetary policy tightening, including through central bank increases to key short-term lending rates. Both the availability and cost of credit are factors affecting consumer confidence, which is a critical driver of vehicle sales for our consumers and dealers. Additionally, vehicle affordability for our consumers is becoming more challenging due to a combination of factors, including elevated vehicle pricing resulting from inflationary cost increases and vehicle production constraints, and rising vehicle finance costs due to increased interest rates. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

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

As a result of the effects of the COVID-19 pandemic, some advertisers canceled or reduced their advertising with us and it is possible that advertising customers will cancel or reduce their advertising with us in the future for a variety of reasons, including the effects of the COVID-19 pandemic and other macroeconomic issues, such as increased interest rates and other matters that influence consumer spending. In addition, the year-over-year decline in the number of consumer visits to our sites as a result of the COVID-19 pandemic or otherwise resulted in the delivery of fewer impressions for our advertising customers than anticipated year-over-year for the year ended December 31, 2020, 2021, and 2022, which has caused, and may continue to cause, an adverse impact on our advertising revenues. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling experience to consumers on our platform, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplaces could decline, which in turn could lead dealers to suspend listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the number of dealers using our marketplaces would likely materially and adversely affect our marketplaces and our business and financial results. We believe that our ability to provide a compelling vehicle search experience, both on desktop computers and through mobile devices, is subject to a number of factors, including our ability to: maintain attractive marketplaces for consumers and dealers; continue to innovate and introduce products for our marketplaces; anticipate or adapt to new and changing technologies and consumer requirements on a timely basis; launch new products that are effective and have a high degree of consumer engagement; display a wide variety of automobile inventory to attract more consumers to our websites; provide mobile applications that engage consumers; maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers. For example, we continue to develop digital retail offerings, including those that expand a dealer’s geographic footprint and others that bring additional elements of the car buying experience online through our websites. A failure by us to capture the benefits that we expect from these digital retail investments could have an adverse effect on our business and financial results.

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic effects and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

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

Our revenue increased to (i) $1,655.0 million for the year ended December 31, 2022 from $951.4 million for the year ended December 31, 2021, representing a 74% increase between such periods, and (ii) decreased to $232.0 million for the three months ended March 31, 2023 from $430.6, representing a 46% decrease between such periods. Our revenue in the future may not grow at such a rate and could potentially be impacted by macroeconomic issues, such as declining wholesale vehicle prices, the war in Ukraine and Russian sanctions, increased interest rates, lower consumer confidence, consumer debt levels and other matters that influence consumer spending and preferences. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; attract new consumers to sell their vehicles online through IMCO; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; expand the number of dealers engaging on the

CarOffer platform and increase the share of wholesale transactions which they complete on such platform; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the continuing effects of the COVID-19 pandemic and other macroeconomic issues as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, in addition to the 2022 Revolver. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, and may adversely affect our business, operating results, financial condition, and prospects.

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

In addition, any unplanned turnover, reduced involvement, or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected. Additionally, we may face risks related to future transitions in our leadership, including the disruption of our operations and the depletion of our institutional knowledge base.

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

Expectations relating to environmental, social and governance (“ESG”) considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to our business, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price. Additionally, meeting evolving and varied stakeholder expectations and standards may require management time and expense and may result in a significant increase in costs, which may negatively impact our business and financial results.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including, among others: our transaction processor; our data center hosts; our information technology providers; our data providers for inventory and vehicle information; and our partners for vehicle transportation, inspection and other logistics associated with our CarOffer business and IMCO. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. For example, primarily in connection with our Dealer-to-Dealer transactions, we utilize a single third-party transaction processor that collects customer payments on our behalf and remits them to us, provides payments in advance for certain selling dealers, provides titling services for transactions and holds auction licenses. If our relationship with this third-party transaction processor were to deteriorate or terminate, we would have to identify a succeeding transaction processor or assume in-house facilitation of these services, which would disrupt our business and could adversely affect our revenue, results of operations, and financial condition. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. These deficiencies include controls over (i) certain IT general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

We have implemented a remediation plan designed to improve our internal control over financial reporting to remediate this material weakness. This remediation plan includes implementation of additional controls and procedures, including timely performance of user access and change management reviews, as well as an effective review of journal entries and accounts reconciliations. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.

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

A failure by us to comply with the covenants or payment requirements specified in our 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under our 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under our 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2023, there were no amounts outstanding under our 2022 Revolver.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chairman of the Board and Executive Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chairman, and his ability to control the election or replacement of our directors. As Chairman of the Board and our Executive Chairman, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to the Annual Report on Form 10-K as of December 31, 2022, filed on March 1, 2023), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the continued effects of the COVID-19 pandemic and other macroeconomic issues, such as increased interest rates. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations, volume and prices in a given period in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended March 31, 2023:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2023 through January 31, 2023	2,260,837	$15.68	2,260,837	$195,859
February 1, 2023 through February 28, 2023	1,065,915	$16.99	1,065,915	$177,749
March 1, 2023 through March 31, 2023	663,109	$17.48	663,109	$166,158
Total	3,989,861	$16.33	3,989,861	$166,158
(1)
The weighted average price paid per share of Class A common stock does not include cost of commissions.
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
(3)
The total number of shares of common stock purchased as part of our Share Repurchase Program was inclusive of shares purchased but not settled as of March 31, 2023.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1#	Offer Letter, dated as of December 1, 2021, by and between the Registrant and Matthew Quinn					X
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)					X

# Indicates a management contract or compensatory plan

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

CarGurus, Inc.

Date: May 9, 2023	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)