Form 10-Q
period 2023-06-30
CarGurus, Inc.
filed 2023-08-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 97,499,021 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
•
the value proposition of the CarOffer online wholesale platform;
•
our expectations for CarGurus Instant Max Cash Offer, as well as our digital retail offerings and continued investments;
•
the impact of competition in our industry and innovation by our competitors;
•
our ability to overcome challenges facing the automotive industry ecosystem, including inventory supply problems, global supply chain challenges, changes to trade policies, and other macroeconomic issues;
•
our expectations regarding cash generation and the sufficiency of our cash to fund our operations;
•
domestic and global economic conditions;
•
our ability to hire and retain necessary qualified employees to expand our operations;
•
our ability to adequately protect our intellectual property;
•
our expected returns on investments;
•
our expectations regarding our deferred tax assets;
•
our expectations regarding the funding of our share repurchase program;
•
our revolving credit facility;
•
the material weakness in our internal control over financial reporting that we have identified, and our ability to remediate such weakness and enhance our internal control environment;
•
our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•
the impact of accounting pronouncements;
•
our ability to stay abreast of, and effectively comply with, new or modified laws and regulations that currently apply or become applicable to our business and our beliefs regarding our compliance therewith;
•
the impact of litigation; and
•
the future trading prices of our Class A common stock.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors, including those that are described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward‑looking statement made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$363,060	$469,517
Short-term investments	90,490	—
Accounts receivable, net of allowance for doubtful accounts of $807 and $1,809, respectively	37,820	46,817
Inventory	541	5,282
Prepaid expenses, prepaid income taxes and other current assets	21,742	21,972
Deferred contract costs	10,078	8,541
Restricted cash	11,561	5,237
Total current assets	535,292	557,366
Property and equipment, net	48,243	40,128
Intangible assets, net	38,037	53,054
Goodwill	157,638	157,467
Operating lease right-of-use assets	189,905	56,869
Restricted cash	—	9,378
Deferred tax assets	51,888	35,488
Deferred contract costs, net of current portion	11,490	8,853
Other non-current assets	7,828	8,499
Total assets	$1,040,321	$927,102
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$39,260	$32,529
Accrued expenses, accrued income taxes and other current liabilities	36,367	39,193
Deferred revenue	21,267	12,249
Operating lease liabilities	13,870	14,762
Total current liabilities	110,764	98,733
Operating lease liabilities	193,184	51,656
Deferred tax liabilities	43	54
Other non–current liabilities	5,611	5,301
Total liabilities	309,602	155,744
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	29,865	36,749
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 97,426,273 and 101,636,649 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	97	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	346,494	413,092
Retained earnings	355,588	323,043
Accumulated other comprehensive loss	(1,341)	(1,644)
Total stockholders’ equity	700,854	734,609
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,040,321	$927,102

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Marketplace	$170,950	$163,926	$338,077	$327,215
Wholesale	31,952	75,937	57,138	166,931
Product	36,835	271,366	76,485	447,691
Total revenue	239,737	511,229	471,700	941,837
Cost of revenue (1)
Marketplace	15,474	13,257	31,007	25,466
Wholesale	24,428	46,518	46,496	104,700
Product	35,694	263,603	75,076	441,945
Total cost of revenue	75,596	323,378	152,579	572,111
Gross profit	164,141	187,851	319,121	369,726
Operating expenses:
Sales and marketing	77,838	95,605	153,415	183,186
Product, technology, and development	37,391	31,354	73,998	62,007
General and administrative	27,267	33,514	52,186	66,635
Depreciation and amortization	3,907	3,836	7,725	7,697
Total operating expenses	146,403	164,309	287,324	319,525
Income from operations	17,738	23,542	31,797	50,201
Other income (expense), net:
Interest income	4,333	311	8,076	348
Other income (expense), net	347	(467)	942	(623)
Total other income (expense), net	4,680	(156)	9,018	(275)
Income before income taxes	22,418	23,386	40,815	49,926
Provision for income taxes	8,601	5,325	15,132	13,027
Consolidated net income	13,817	18,061	25,683	36,899
Net loss attributable to redeemable noncontrolling interest	(2,596)	(1,223)	(6,862)	(2,295)
Net income attributable to CarGurus, Inc.	16,413	19,284	32,545	39,194
Accretion of redeemable noncontrolling interest to redemption value	—	29,620	—	111,620
Net income (loss) attributable to common stockholders	$16,413	$(10,336)	$32,545	$(72,426)
Net income (loss) per share attributable to common stockholders: (Note 10)
Basic	$0.14	$(0.09)	$0.28	$(0.61)
Diluted	$0.12	$(0.09)	$0.22	$(0.61)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	113,438,057	118,390,641	114,392,961	118,211,975
Diluted	114,490,651	118,390,641	115,197,890	118,211,975
(1)
Includes depreciation and amortization expense for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022 of $7,760, $7,398, $15,518 and $14,722, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income	$13,817	$18,061	$25,683	$36,899
Other comprehensive income:
Foreign currency translation adjustment	(112)	(1,586)	303	(2,075)
Consolidated comprehensive income	13,705	16,475	25,986	34,824
Comprehensive loss attributable to redeemable noncontrolling interests	(2,596)	(1,223)	(6,862)	(2,295)
Comprehensive income attributable to CarGurus, Inc.	$16,301	$17,698	$32,848	$37,119

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808
Net (loss) income	(2,596)	—	—	—	—	—	16,413	—	16,413
Stock–based compensation expense	—	—	—	—	—	15,895	—	—	15,895
Issuance of common stock upon exercise of stock options	—	1,480	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	697,879	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(240,674)	—	—	—	(5,196)	—	—	(5,196)
Repurchase of common stock	—	(1,311,387)	(1)	—	—	(21,963)	—	—	(21,964)
Tax distributions to redeemable noncontrolling interest holders	(14)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(112)	(112)
Balance at June 30, 2023	$29,865	97,426,273	$97	15,999,173	$16	$346,494	$355,588	$(1,341)	$700,854

Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865
Net (loss) income	(1,223)	—	—	—	—	—	19,284	—	19,284
Stock–based compensation expense	—	—	—	—	—	14,697	—	—	14,697
Issuance of common stock upon exercise of stock options	—	23,240	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	—	447,555	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(147,533)	—	—	—	(5,830)	—	—	(5,830)
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	—	—	—	—	(29,620)	—	(29,620)
Tax distributions to redeemable noncontrolling interest holders	(3,642)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,586)	(1,586)
Balance at June 30, 2022	$264,505	102,465,807	$102	15,999,173	$16	$407,363	$56,832	$(2,478)	$461,835

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Consolidated net income	$25,683	$36,899
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	23,243	22,419
Gain on sale of property and equipment	(460)	—
Unrealized currency (gain) loss on foreign denominated transactions	(136)	354
Unrealized loss on short-term investments	21	—
Realized gain on short-term investments	(5)	—
Deferred taxes	(16,411)	(23,464)
(Recoveries) provision for doubtful accounts	(171)	699
Stock-based compensation expense	29,507	27,579
Amortization of deferred financing costs	258	—
Amortization of deferred contract costs	5,603	5,564
Impairment of long-lived assets	184	—
Changes in operating assets and liabilities:
Accounts receivable	13,241	(12,022)
Inventory	4,740	(2,028)
Prepaid expenses, prepaid income taxes, and other assets	3,454	(10,434)
Deferred contract costs	(9,738)	(5,746)
Accounts payable	4,140	8,168
Accrued expenses, accrued income taxes, and other liabilities	(4,091)	38,174
Deferred revenue	9,016	2,302
Lease obligations	7,603	(869)
Net cash provided by operating activities	95,681	87,595
Investing Activities
Purchases of property and equipment	(4,255)	(2,661)
Proceeds from sale of property and equipment	460	—
Capitalization of website development costs	(7,432)	(5,502)
Purchases of short-term investments	(95,506)	—
Maturities of short-term investments	—	60,000
Sales of short-term investments	5,000	—
Advance payments to customer, net of collections	(2,601)	—
Net cash (used in) provided by investing activities	(104,334)	51,837
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	29	705
Payment of withholding taxes on net share settlements of restricted stock units	(6,894)	(11,260)
Repurchase of common stock	(91,458)	—
Payment of finance lease obligations	(34)	(35)
Payment of tax distributions to redeemable noncontrolling interest holders	(38)	(12,691)
Change in gross advance payments received from third-party transaction processor	(2,674)	(2,363)
Net cash used in financing activities	(101,069)	(25,644)
Impact of foreign currency on cash, cash equivalents, and restricted cash	211	(912)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(109,511)	112,876
Cash, cash equivalents, and restricted cash at beginning of period	484,132	248,280
Cash, cash equivalents, and restricted cash at end of period	$374,621	$361,156
Supplemental disclosure of cash flow information:
Cash paid for income taxes	36,303	41,160
Cash paid for operating lease liabilities	9,831	9,220
Cash paid for interest	279	—
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	4,509	362
Unpaid withholding taxes on net share settlement of restricted stock units	3,958	—
Unpaid repurchases of common stock	559	—
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	2,437	2,471
Obtaining a right-of-use asset in exchange for an operating lease liability	144,556	5,307
Accretion of redeemable noncontrolling interest to redemption value	—	111,620
Accrued tax distributions to redeemable noncontrolling interest holders	—	3,638

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the "Company") is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC ("CarOffer") digital wholesale platform. The CarGurus platform gives consumers the confidence to buy and/or sell a vehicle either online or in-person, and it gives dealerships the power to accurately price, instantly acquire, effectively market, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

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

The Company has subsidiaries in the United States, Canada, Ireland, and the United Kingdom. Effective as of the fourth quarter of 2022 the Company revised its segment reporting from one reportable segment to two reportable segments – U.S. Marketplace and Digital Wholesale. See Note 12 of these Unaudited Condensed Consolidated Financial Statements (as defined below) for further segment reporting and geographic information.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited (the “Unaudited Condensed Consolidated Financial Statements”). The Unaudited Condensed Consolidated Financial Statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022, results of operations, comprehensive income, and changes in stockholders’ equity for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report”).

While the Company disclosed interest income within other income (expense), net in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 8, 2022, the accompanying Unaudited Condensed Consolidated Income Statements for the quarter ended June 30, 2022 present interest income separately from other income (expense), net to conform to the current year presentation, as interest income met the threshold for separate disclosure.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, trade accounts receivable, and other receivables.

The Company maintains its cash, cash equivalents, and short-term investments principally with accredited financial institutions of high credit standing. Although the Company deposits its cash, cash equivalents, and short-term investments with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers. The majority of the Company's accounts receivable results from wholesale and product revenue transactions. The Company has had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company's third-party transaction processor and titles are held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable and other receivables.

As of June 30, 2023, one customer accounted for 11% of net accounts receivable and other receivables. As of December 31, 2022, one customer accounted for 13% of net accounts receivable. The remainder of the accounts receivable was dispersed among more than 1,000 customers. The customers who accounted for greater than 10% of net accounts receivable are related to wholesale and product receivables. The collection risk associated with these customers is mitigated because, as discussed above, the third-party transaction processor does not release the title on vehicles until funds are successfully collected. Furthermore, there is no significant credit risk with respect to accounts receivable because, other than the receivables associated with these customers, credit risk with respect to accounts receivable is dispersed due to the large number of customers.

For the three and six months ended June 30, 2023, no individual customer accounted for more than 10% of total revenue. For the three months ended June 30, 2022, two customers each accounted for 11% of total revenue due to the continued growth of the CarOffer business. For the six months ended June 30, 2022, no individual customer accounted for more than 10% of total revenue.

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

The Company offsets trade accounts receivables in transit, net of payables due, from the third-party transaction processor with payments received in advance from the third-party transaction processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party transaction processor for funds the third-party transaction processor has collected from buying dealers and has not yet remitted to the Company (i.e., receivables in transit, net of payables due), as well as amounts paid by the third-party transaction processor to the Company in advance of collecting payments from buying dealers (i.e., payments received in advance). Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party transaction processor which is recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets, or the Company can have a net liability which is recognized within accrued expenses, accrued income taxes, and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets if the advance payments exceed the receivable position from the third-party transaction processor as of the balance sheet date. Payments received in advance from the third-party transaction processor are presented as cash flows from financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

As of June 30, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,427, offset by payments received in advance of $3,816, which resulted in a net payable of $1,389 recognized within accrued expenses, accrued income taxes, and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $7,122, offset by payments received in advance of $6,490, which resulted in a net receivable of $632 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2023 and December 31, 2022, $7,655 and $7,150, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2023, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report, other than those described below.

Cash, Cash Equivalents, and Investments

As of June 30, 2023 and December 31, 2022, cash and cash equivalents primarily consist of cash on deposit with banks, amounts held in interest-bearing money market accounts, and investments with original maturities of 90 days or less.

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

Investments in equity securities with readily determinable fair values are recognized at fair value based on quoted market prices within investments in the Unaudited Condensed Consolidated Balance Sheets. Investments in held-to-maturity debt securities are recognized at amortized cost within investments in the Unaudited Condensed Consolidated Balance Sheets. The Company adjusts the cost of investments in held-to-maturity debt securities for amortization of premiums and accretion of discounts to maturity, if any. Investments in trading and available-for-sale debt securities are recognized at fair value within investments in the Unaudited Condensed Consolidated Balance Sheets.

Purchases of equity securities and debt securities are recognized within investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Dividend income from equity securities is recognized within interest income in the Unaudited Condensed Consolidated Income Statements. Reinvested proceeds from dividend income are recognized within purchases of investments in investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

The revaluation of equity securities and debt securities results in an unrealized gain or loss. Unrealized gains or losses on equity securities and trading debt securities are recognized within other income (expense), net in the Unaudited Condensed Consolidated Income Statements and backed out of operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Unrealized gains or losses on available-for-sale debt securities are recognized within other comprehensive income in the Unaudited Condensed Consolidated Statements of Comprehensive Income. Interest on held-to-maturity debt securities is recognized within interest income in the Unaudited Condensed Consolidated Income Statements.

Proceeds from sale of equity securities and debt securities are recognized within investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Realized gains and losses on sale of equity securities and debt securities are recognized within other (expense) income, net in the Unaudited Condensed Consolidated Income Statements, backed out of operating activities in the Unaudited Condensed Consolidated Cash Flows, and recognized within proceeds from sale of equity securities and debt securities in investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Debt securities are reviewed for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of debt securities are recognized within other income (expense), net in the Unaudited Condensed Consolidated Income Statements if the Company has experienced a credit loss or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period.

As of June 30, 2023, the Company held short-term investments in equity securities.

As of December 31, 2022, the Company held no investments.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2023, there are no new material accounting pronouncements that the Company is considering adopting.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketplace	$170,950	$163,926	$338,077	$327,215
Dealer-to-Dealer	32,950	97,064	61,655	202,555
Instant Max Cash Offer	35,837	250,239	71,968	412,067
Total	$239,737	$511,229	$471,700	$941,837

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Instant Max Cash Offer ("IMCO") services and products as disclosed above.

Revenue by income statement presentation is disaggregated by (i) marketplace, (ii) wholesale, and (iii) product revenue sources as disclosed in the Unaudited Condensed Consolidated Income Statements. Marketplace services are included within marketplace revenue in the Unaudited Condensed Consolidated Income Statements. Dealer-to-Dealer and IMCO services and products are included within both wholesale revenue and product revenue in the Unaudited Condensed Consolidated Income Statements.

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

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2023 was approximately $18.5 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2023. For performance obligations not satisfied as of June 30, 2023, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2023.

For the three months ended June 30, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $20,808 and $12,776, respectively. For the six months ended June 30, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $12,249 and $12,784, respectively.

4. Fair Value of Financial Instruments

As of June 30, 2023 and December 31, 2022, assets measured at fair value on a recurring basis consist of the following:

	As of June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$204,560	$—	$—	$204,560
Short-term investments:
Mutual funds	90,490	—	—	90,490
Total	$295,050	$—	$—	$295,050

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$175,486	$—	$—	$175,486
Total	$175,486	$—	$—	$175,486

For the three and six months ended June 30, 2023, unrealized gain on investments in equity securities were immaterial.

As of December 31, 2022, the Company did not have any investments.

5. Property and Equipment, Net

As of June 30, 2023 and December 31, 2022, property and equipment, net consist of the following:

	As of June 30, 2023	As of December 31, 2022
Capitalized equipment	$1,297	$7,877
Capitalized internal-use software	9,547	7,429
Capitalized website development	45,643	36,369
Furniture and fixtures	8,904	8,615
Leasehold improvements	24,322	24,225
Construction in progress	8,641	4,161
Finance lease right-of-use assets	354	420
	98,708	89,096
Less accumulated depreciation and amortization	(50,465)	(48,968)
Total	$48,243	$40,128

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and write-offs, was $4,160, $3,562, $8,202, and $7,042, respectively.

For the three months ended June 30, 2023, the Company wrote off $9 of U.S. Marketplace segment capitalized website development costs within marketplace cost of revenue in the Unaudited Condensed Consolidated Income Statements, related to certain developed technology in which the Company has decided to cease investment. For the six months ended June 30, 2023, the Company wrote off $184 of Digital Wholesale and U.S. Marketplace capitalized website development costs within wholesale and marketplace cost of revenue, respectively, in the Unaudited Condensed Consolidated Income Statements related to certain developed technology in which the Company has decided to cease investment. For the three and six months ended June 30, 2022, the Company did not have any write-offs.

During the six months ended June 30, 2023, capitalized equipment decreased $6,580 due primarily to the disposal of the data center assets as a result of the Company's migration onto a cloud-based hosting platform.

During the six months ended June 30, 2023, capitalized website development costs increased $9,274 due to continued net investment in the Company's product offerings.

During the six months ended June 30, 2023, construction in progress costs increased $4,480 due to the buildout of the Company's future headquarters at 1001 Boylston Street, as discussed in Note 8 to these Unaudited Condensed Consolidated Financial Statements.

6. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of June 30, 2023 and December 31, 2022, accrued expenses, accrued income taxes, and other current liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Accrued bonus	$11,874	$11,007
Other accrued expenses, accrued income taxes, and other current liabilities	24,493	28,186
Total	$36,367	$39,193

7. Debt

As of June 30, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time. The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the "2022 Revolver Sub-facility"). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. For example, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company and its subsidiary, AutoList, Inc., as well as any future guarantors, and pledges of the equity of CarOffer and certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, there were no borrowings and $742 in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399,258. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

As of June 30, 2023, deferred financing costs were $2,184. As of December 31, 2022, deferred financing costs were $2,442. For the three and six months ended June 30, 2023, amortization expense associated with deferred financing costs were $129 and $258, respectively. For the three and six months ended June 30, 2022, the Company did not recognize any amortization expense associated with deferred financing costs.

As of June 30, 2023 and December 31, 2022, commitment fees under the 2022 Revolver were immaterial.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2023, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements, and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. In connection with the 1001 Boylston Street lease, the Company expects to spend approximately $69,815, net of tenant reimbursements. As of June 30, 2023, the Company has incurred $8,835 in expenses, of which $8,641 was capitalized. The Company has also signed $2,526 in contract commitments, which have not yet been incurred. The Company has no other material long-term purchase obligations outstanding with any vendors or third-parties.

Leases

The Company’s lease obligations consist substantially of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland.

As of June 30, 2023, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

New Material Leases

The Company’s operating lease agreement in Boston, Massachusetts for 225,428 square feet at 1001 Boylston Street (the "1001 Boylston Street Lease") commenced on February 3, 2023 ("Delivery Date") as the Company has been granted access to begin its build out. The “Commencement Date” of the lease term is the earlier to occur of (i) the date that is 12 months following the Delivery Date and (ii) the date that the Company first occupies the premises for the normal conduct of business for the Permitted Use (as defined in the 1001 Boylston Street Lease). The initial term will commence on the Commencement Date and expire on the date that is 180 full calendar months after the Commencement Date (plus the partial month, if any, immediately following the Commencement Date). The 1001 Boylston Street Lease provides for the option to terminate early under certain circumstances and contains options to extend the lease term for two additional periods of five years. The 1001 Boylston Street Lease provides for annual rent increases through the term of the lease, leasehold improvement incentives, and variable payments related to operating expenses, management fees, taxes, utilities, insurance, and maintenance expenses. The 1001 Boylston Street Lease also contains both lease and non-lease components. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses. The Company expects to move into the office space in 2024.

Lease Commitments

As of June 30, 2023, future minimum lease payments for all leases are as follows:

Year Ending December 31,	Operating Lease Commitments
Remainder of 2023	$5,974
2024	15,922
2025	18,592
2026	22,334
2027	22,742
Thereafter	231,155
Total lease payments	$316,719
Less imputed interest	(109,665)
Total	$207,054

The table above does not include leases signed but not yet commenced as of June 30, 2023. As of June 30, 2023, total estimated future minimum lease payments for leases signed but not yet commenced are estimated to be $1,093. The lease is expected to commence in the current fiscal year with lease terms of approximately two years.

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, the Company recognized $9,103, $4,176, $16,547, and $8,228 of lease costs, respectively.

As of June 30, 2023, the weighted average remaining lease term was 13.2 years, and the weighted average discount rate was 5.7%. As the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Sublease Income

As of June 30, 2023, future minimum sublease income payments are as follows:

Year Ending December 31,	Sublease Income Payments
Remainder of 2023	$1,120
2024	1,951
2025	1,023
2026	—
2027	—
Thereafter	—
Total	$4,094

Restricted Cash

The 1001 Boylston Street Lease and the Company’s leases in Cambridge, Massachusetts and San Francisco, California have associated letters of credit. As of December 31, 2022, all letters of credit were collateralized by cash, which was recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023, $742 of letters of credit were included under the 2022 Revolver Sub-facility, as the Company canceled two letters of credit associated with the San Francisco and the Cambridge (55 Cambridge Parkway) leases and reissued these letters of credit under the 2022 Revolver Sub-facility. As of June 30, 2023, $8,885 of letters of credit associated with the 1001 Boylston Street Lease remained collateralized by cash, which was recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheets. The Company expects to cancel the letter of credit associated with the 1001 Boylston Street Lease and reissue a new letter of credit under the 2022 Revolver Sub-facility in the next 12 months.

As of June 30, 2023 and December 31, 2022, restricted cash was $11,561 and $14,615, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building lease and pass-through payments from customers related to the Company’s wholesale business.

As of December 31, 2022, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2023, the Company reclassified $9,378 of letters of credit from a long-term asset to a short-term asset as the Company expects to cancel and reissue the remaining letters of credit, outstanding as of December 31, 2022, under the 2022 Revolver Sub-facility in the next 12 months. Of the letters of credit outstanding as of December 31, 2022, the Company canceled a letter of credit associated with the Cambridge (2 Canal Park) lease, however, the cash was recognized as restricted cash as of March 31, 2023, until it was released from the bank. During the three months ended June 30, 2023, the Company released the cash associated with the Cambridge (2 Canal Park) lease. As of June 30, 2023, all restricted cash was classified as a short-term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

Acquisitions

On January 14, 2021, the Company completed the acquisition of a 51% interest in CarOffer, an automated instant vehicle trade platform based in Addison, Texas, with the option to acquire portions of the remaining equity in the future. During the year ended December 31, 2022, the Company determined not to exercise its call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. In the second half of 2024, the Company will have a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to the Company all, and not less than all, of the remaining equity interests in CarOffer. Details of this acquisition are more fully described in Note 2 to the consolidated financial statements contained within the Annual Report.

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

Guarantees and Indemnification Obligations

In the ordinary course of business, the Company enters into agreements with its customers, partners, and service providers that include commercial provisions with respect to licensing, infringement, guarantees, indemnification, and other common provisions.

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

A guarantee liability is initially measured using the amount of consideration received from the dealer for the purchase of the guarantee. The initial liability is released, and guarantee income is recognized, upon the earliest of the following: the vehicle sells during the guarantee period, the seller exercises its put option during the guarantee period, or the option expires unexercised at the end of the guarantee period. Guarantee income is recognized within wholesale revenue in the Unaudited Condensed Consolidated Income Statements. Gains and losses resulting from dealers' exercise of guarantees are recognized within wholesale cost of revenue in the Unaudited Condensed Consolidated Income Statements. When it is probable and reasonably estimable that the Company will incur a loss on a vehicle that it is required to purchase, a liability and a corresponding charge to wholesale cost of revenue is recognized for the amount of the loss in the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Income Statements.

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, income for guarantees purchased by dealers was $546, $2,292, $1,160, and $5,595, respectively. For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, the loss, net of gains, recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was $164, $259, $89, and $2,083 respectively.

As of June 30, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $19,367. Of the maximum potential amount of future payments, the losses that were probable were immaterial. As such, as of June 30, 2023, the Company had immaterial contingent loss liabilities.

As of December 31, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $31,056. Of the maximum potential amount of future payments, the losses that were probable were immaterial. As such, as of December 31, 2022, the Company had immaterial contingent loss liabilities.

9. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options	$590	$646	$1,204	$1,290
Restricted Stock Units	14,012	12,786	28,375	26,289
CO Incentive Units and Subject Units	1,225	13,025	1,225	26,720
Total	$15,827	$26,457	$30,804	$54,299

The decrease of $11,800 for the three months ended June 30, 2023 and the decrease of $25,495 for the six months ended June 30, 2023 compared to the three months ended June 30, 2022 and six months ended June 30, 2022, respectively, in CO Incentive Units and Subject Units (as each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report) stock-based compensation expense was due to a decrease in the valuation of the awards following the mark to market valuation adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$185	$69	$328	$205
Sales and marketing expense	2,872	4,086	5,956	8,069
Product, technology, and development expense	6,034	6,151	12,323	12,519
General and administrative expense	6,736	16,151	12,197	33,506
Total	$15,827	$26,457	$30,804	$54,299

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, stock-based compensation expense excluded $1,292, $1,265, $2,437, and $2,471, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

During the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, the Company withheld 240,674, 147,533, 576,122, and 303,269 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of restricted stock units ("RSUs"). The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company.

For the three months ended June 30, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $5,196 of which $4,828 was paid and $368 was unpaid. For the six months ended June 30, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $10,852, of which $6,894 was paid and reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows and $3,958 was unpaid and reflected as a supplemental noncash disclosure in the Unaudited Condensed Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2022, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $5,830 and $11,260, respectively, all of which were paid and reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows.

Common Stock Share Repurchases

On December 8, 2022, the Company announced that the Board authorized a new share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the Share Repurchase Program will be retired. The Company expects to fund any share repurchases through cash on hand and cash generated from operations.

During the three months ended June 30, 2023, the Company repurchased and retired 1,311,387 shares for $21,968, exclusive of commissions and excise tax, at an average cost of $16.75 per share, under the Share Repurchase Program. During the six months ended June 30, 2023, the Company repurchased and retired 5,301,248 shares for $87,119, exclusive of commissions and excise tax, at an average cost of $16.43 per share, under the Share Repurchase Program. As of June 30, 2023, the Company had remaining authorization to purchase up to $144,190 of the Company's Class A common stock under the Share Repurchase Program.

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

During the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock.

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

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Consolidated net income	$13,817	$18,061	$25,683	$36,899
Net loss attributable to redeemable noncontrolling interest	(2,596)	(1,223)	(6,862)	(2,295)
Accretion of redeemable noncontrolling interest to redemption value	—	29,620	—	111,620
Net income (loss) attributable to common stockholders — basic	$16,413	$(10,336)	$32,545	$(72,426)
Net loss attributable to redeemable noncontrolling interest	(2,596)	—	(6,862)	—
Net income (loss) attributable to common stockholders — diluted	$13,817	$(10,336)	$25,683	$(72,426)
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	113,438,057	118,390,641	114,392,961	118,211,975
Dilutive effect of share equivalents resulting from stock options	226,406	—	228,043	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	826,188	—	576,886	—
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	114,490,651	118,390,641	115,197,890	118,211,975
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.09)	$0.28	$(0.61)
Diluted	$0.12	$(0.09)	$0.22	$(0.61)

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options outstanding	558,080	885,547	559,054	914,870
Restricted stock units outstanding	2,291,538	4,296,625	2,749,365	4,186,653
CO Incentive Units, Subject Units and noncontrolling interest	—	15,205,940	—	11,498,025

For the three and six months ended June 30, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero. For the three and six months ended June 30, 2022, there was no effect of potentially dilutive shares as the numerator was negative. Additionally, during the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other RSU awards. As a result, there are no market-based RSUs outstanding as of June 30, 2023 or 2022.

11. Income Taxes

During the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $8,601, $5,325, $15,132, and $13,027, representing an effective tax rate of 34.4%, 21.6%, 31.7%, and 25.0%, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, were greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of stock-based awards, and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

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

12. Segment and Geographic Information

Effective as of the fourth quarter of 2022, the Company revised its segment reporting from one reportable segment to two reportable segments, U.S. Marketplace and Digital Wholesale. The change in segment reporting was a triggering event for an evaluation of goodwill impairment. As such, the Company evaluated for goodwill impairment on December 31, 2022, and did not identify any impairment to its goodwill. The change in segment reporting was made to align with financial reporting results regularly provided to the Company's chief operating decision maker ("CODM") to assess the business. The CODM reviews segment revenue and segment income (loss) from operations as a proxy for the performance of the Company’s operations.

The U.S. Marketplace segment derives revenue from marketplace services from customers within the United States. The Digital Wholesale segment derives revenue from Dealer-to-Dealer and IMCO services and products which are sold on the CarOffer platform. The Company also has two operating segments which are individually immaterial and therefore aggregated into the Other category to reconcile reportable segments to the Unaudited Condensed Consolidated Income Statements. The Other category derives revenue from marketplace services from customers outside of the United States.

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the year ended December 31, 2022, Digital Wholesale segment income (loss) from operations did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale segment income (loss) from operations to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment and accordingly updated Digital Wholesale segment income (loss) from operations for the three and six months ended June 30, 2022 for comparative purposes. Digital Wholesale segment income (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Revenue
U.S. Marketplace	$158,443	$152,753	$314,064	$304,642
Digital Wholesale	68,787	347,303	133,623	614,622
Other	12,507	11,173	24,013	22,573
Total	$239,737	$511,229	$471,700	$941,837

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Income (Loss) from Operations:
U.S. Marketplace	$24,619	$28,346	$51,158	$58,182
Digital Wholesale	(6,307)	(2,638)	(17,532)	(4,749)
Other	(574)	(2,166)	(1,829)	(3,232)
Total	$17,738	$23,542	$31,797	$50,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Depreciation and Amortization:
U.S. Marketplace	$2,823	$2,879	$5,563	$5,819
Digital Wholesale	8,701	8,257	17,394	16,379
Other	143	98	286	221
Total	$11,667	$11,234	$23,243	$22,419

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, a reconciliation between total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment income from operations	$17,738	$23,542	$31,797	$50,201
Other income (expense), net	4,680	(156)	9,018	(275)
Consolidated income before income taxes	$22,418	$23,386	$40,815	$49,926

As of June 30, 2023 and December 31, 2022, segment assets are as follows:

	As of June 30, 2023	As of December 31, 2022 (1)
Segment Assets:
U.S. Marketplace	$656,728	$525,103
Digital Wholesale	334,712	358,289
Other	48,881	43,710
Total	$1,040,321	$927,102
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

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, revenue by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Geographic Region:
United States	$227,230	$500,056	$447,687	$919,264
International	12,507	11,173	24,013	22,573
Total	$239,737	$511,229	$471,700	$941,837

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission, or SEC, on March 1, 2023, or our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Company Overview

CarGurus, Inc. is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer digital wholesale platform. The CarGurus platform gives consumers the confidence to buy and/or sell a vehicle either online or in-person, and it gives dealerships the power to accurately price, instantly acquire, effectively market, and quickly sell vehicles, all with a nationwide reach. We use proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

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

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, and Digital Retail, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from facilitating the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or CarGurus Instant Max Cash Offer, or IMCO, transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended June 30, 2023, we generated revenue of $239.7 million, a 53% decrease from $511.2 million of revenue for the three months ended June 30, 2022. For the three months ended June 30, 2023, we generated consolidated net income of $13.8 million and Consolidated Adjusted EBITDA of $45.2 million, compared to consolidated net income of $18.1 million and Consolidated Adjusted EBITDA of $61.2 million for the three months ended June 30, 2022.

For the six months ended June 30, 2023, we generated revenue of $471.7 million, a 50% decrease from $941.8 million of revenue for the six months ended June 30, 2022. For the six months ended June 30, 2023, we generated consolidated net income of $25.7 million and Consolidated Adjusted EBITDA of $86.0 million, compared to consolidated net income of $36.9 million and Consolidated Adjusted EBITDA of $126.9 million for the six months ended June 30, 2022.

See “Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the United States and International geographic regions. The International region derives revenue from marketplace revenue from customers outside of the United States. International markets perform differently from the United States market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition, and other dynamics unique to each country.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Unique Users	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	31,907	29,526	31,947	30,289
International	7,379	6,591	7,285	6,735
Total	39,286	36,117	39,232	37,024

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding the CarOffer website) that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our United States and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, and (iii) Greenwich Mean Time for our United Kingdom websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended June 30		Six Months Ended June 30
Average Monthly Sessions	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	84,355	80,142	84,314	82,496
International	17,137	14,903	16,904	15,360
Total	101,492	95,045	101,218	97,856

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

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions	2023	2022	2023	2022
Transactions	20,793	63,998	38,298	132,752

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

	As of June 30,
Number of Paying Dealers	2023	2022
United States	24,220	24,488
International	6,877	6,655
Total	31,097	31,143

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

	As of June 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2023	2022
United States	$6,110	$5,771
International	$1,610	$1,533
Consolidated	$5,116	$4,862

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

We have presented Consolidated Adjusted EBITDA and Adjusted EBITDA within this Quarterly Report because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Consolidated Adjusted EBITDA and Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business. We have presented Adjusted EBITDA attributable to redeemable noncontrolling interest because it is used by our management to reconcile Consolidated Adjusted EBITDA to Adjusted EBITDA. It represents the portion of Consolidated Adjusted EBITDA that is attributable to our redeemable noncontrolling interest. Adjusted EBITDA attributable to redeemable noncontrolling interest is not intended to be reviewed on its own.

We use Consolidated Adjusted EBITDA and Adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe Consolidated Adjusted EBITDA and Adjusted EBITDA help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Consolidated Adjusted EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making. We use Adjusted EBITDA attributable to redeemable noncontrolling interest to reconcile Consolidated Adjusted EBITDA to Adjusted EBITDA. It enables an investor to gain a clearer understanding of the portion of Consolidated Adjusted EBITDA that is attributable to our redeemable noncontrolling interest.

Our Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Consolidated Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to redeemable noncontrolling interest rather than consolidated net income and net loss attributable to redeemable noncontrolling interest, respectively, which are the most directly comparable GAAP equivalents. Some of these limitations are:

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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other (income) expense, net, which consists primarily of interest income earned on our cash and cash equivalents, foreign exchange gains and losses and interest expense;
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

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$13,817	$18,061	$25,683	$36,899
Depreciation and amortization	11,667	11,234	23,243	22,419
Impairment of long-lived assets	9	—	184	—
Stock-based compensation expense	15,827	26,457	30,804	54,299
Other (income) expense, net	(4,680)	156	(9,018)	275
Provision for income taxes	8,601	5,325	15,132	13,027
Consolidated Adjusted EBITDA	45,241	61,233	86,028	126,919
Adjusted EBITDA attributable to redeemable noncontrolling interest	1,590	7,265	913	15,001
Adjusted EBITDA	$43,651	$53,968	$85,115	$111,918
For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$(2,596)	$(1,223)	$(6,862)	$(2,295)
Depreciation and amortization (1)	2,951	2,917	5,899	5,827
Impairment of long-lived assets (1)	—	—	67	—
Stock-based compensation expense (1)	675	5,127	896	10,498
Other expense, net (1)	540	444	888	880
Provision for income taxes (1)	20	—	25	91
Adjusted EBITDA attributable to redeemable noncontrolling interest	$1,590	$7,265	$913	$15,001
(1)
These exclusions are adjusted to reflect the noncontrolling interest of 38%.

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM digital advertising suite, and Digital Retail, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

Marketplace Revenue

We offer multiple types of marketplace Listings packages to our dealers for our CarGurus U.S. platform (availability varies on our other marketplaces): Restricted Listings, which is free; and various levels of Listings packages, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days' advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on the platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool, and IMV Scan tool. For details on the Dealer Dashboard and these merchandising tools, refer to “Our Products and Services – U.S. Marketplace and Other – Dealer Offerings – Dealer Dashboard and Merchandising Tools” in Part I, Item 1 within our Annual Report.

We also offer paid Listings packages for the Autolist and PistonHeads websites.

In addition to displaying inventory in our marketplace and providing access to the Dealer Dashboard, we offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements marketed under our RPM digital advertising suite. Through RPM, dealers can buy advertising that appears in our marketplace, on other sites on the internet, and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

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

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost-per-thousand impressions, or CPM, basis. An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, we also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

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

Wholesale revenue also includes fees earned from performing inspection and transportation services, where we collect fees from the buying dealer. Inspection and transportation service revenue is inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions.

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

Product Revenue

The Buying Matrix on the CarOffer platform enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price. Arbitration is the process by which we investigate and resolve claims from buying dealers. We control the vehicle in these transactions and therefore act as the principal.

Cost of Revenue

Marketplace Cost of Revenue

Marketplace cost of revenue includes expenses related to supporting and hosting marketplace service offerings. These expenses include personnel and related expenses for our customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data, and hosting expenses; amortization of developed technology; amortization of capitalized website development; amortization of capitalized hosting arrangements; and allocated overhead expenses. We allocate overhead expenses, such as rent and facility expenses, information technology expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness, which will impact our results of operations.

Product, Technology, and Development

Product, technology, and development expenses consist primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expenses to increase as we invest in additional engineering resources to develop new solutions and make improvements to our existing platform.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents, foreign exchange gains and losses, and interest expense for undrawn fees related to our credit facility and amortization of deferred financing costs.

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date. For the three and six months ended June 30, 2023, there was no income tax expense related to uncertain tax provisions. As of June 30, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.6 million, which would favorably affect our effective tax rate, if recognized. For the three and six months ended June 30, 2022, no income tax expense and liability related to uncertain tax positions was recognized.

Results of Operations

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$170,950	$163,926	$338,077	$327,215
Wholesale	31,952	75,937	57,138	166,931
Product	36,835	271,366	76,485	447,691
Total revenue	239,737	511,229	471,700	941,837
Cost of revenue:
Marketplace	15,474	13,257	31,007	25,466
Wholesale	24,428	46,518	46,496	104,700
Product	35,694	263,603	75,076	441,945
Total cost of revenue	75,596	323,378	152,579	572,111
Gross profit	164,141	187,851	319,121	369,726
Operating expenses:
Sales and marketing	77,838	95,605	153,415	183,186
Product, technology, and development	37,391	31,354	73,998	62,007
General and administrative	27,267	33,514	52,186	66,635
Depreciation and amortization	3,907	3,836	7,725	7,697
Total operating expenses	146,403	164,309	287,324	319,525
Income from operations	17,738	23,542	31,797	50,201
Other income (expense), net:
Interest income	4,333	311	8,076	348
Other income (expense), net	347	(467)	942	(623)
Total other income (expense), net	4,680	(156)	9,018	(275)
Income before income taxes	22,418	23,386	40,815	49,926
Provision for income taxes	8,601	5,325	15,132	13,027
Consolidated net income	13,817	18,061	25,683	36,899
Net loss attributable to redeemable noncontrolling interest	(2,596)	(1,223)	(6,862)	(2,295)
Net income attributable to CarGurus, Inc.	$16,413	$19,284	$32,545	$39,194

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$158,443	$152,753	$314,064	$304,642
Digital Wholesale	68,787	347,303	133,623	614,622
Other	12,507	11,173	24,013	22,573
Total	$239,737	$511,229	$471,700	$941,837
Segment Income (Loss) from Operations:
U.S. Marketplace	$24,619	$28,346	$51,158	$58,182
Digital Wholesale	(6,307)	(2,638)	(17,532)	(4,749)
Other	(574)	(2,166)	(1,829)	(3,232)
Total	$17,738	$23,542	$31,797	$50,201

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Marketplace	71%	32%	72%	35%
Wholesale	13	15	12	18
Product	15	53	16	48
Total revenue	100	100	100	100
Cost of revenue:
Marketplace	6	3	7	3
Wholesale	10	9	10	11
Product	15	52	16	47
Total cost of revenue	32	63	32	61
Gross profit	68	37	68	39
Operating expenses:
Sales and marketing	32	19	33	19
Product, technology, and development	16	6	16	7
General and administrative	11	7	11	7
Depreciation and amortization	2	1	2	1
Total operating expenses	61	32	61	34
Income from operations	7	5	7	5
Other income (expense), net:
Interest income	2	0	2	0
Other income (expense), net	0	(0)	0	(0)
Total other income (expense), net	2	(0)	2	(0)
Income before income taxes	9	5	9	5
Provision for income taxes	4	1	3	1
Consolidated net income	6	4	5	4
Net loss attributable to redeemable noncontrolling interest	(1)	(0)	(1)	(0)
Net income attributable to CarGurus, Inc.	7%	4%	7%	4%

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Revenue:
U.S. Marketplace	66%	30%	67%	32%
Digital Wholesale	29	68	28	65
Other	5	2	5	2
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	16%	19%	16%	19%
Digital Wholesale	(9)	(1)	(13)	(1)
Other	(5)	(19)	(8)	(14)
Total	7%	5%	7%	5%

For the three months ended June 30, 2023 and 2022

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$170,950	$163,926	$7,024	4%
Wholesale	31,952	75,937	(43,985)	(58)
Product	36,835	271,366	(234,531)	(86)
Total	$239,737	$511,229	$(271,492)	(53)%
Percentage of total revenue:
Marketplace	71%	32%
Wholesale	13	15
Product	15	53
Total	100%	100%

Overall revenue decreased $271.5 million, or 53%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Marketplace revenue increased $7.0 million, or 4%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 71% of total revenue for the three months ended June 30, 2023 compared to 32% of total revenue for the three months ended June 30, 2022. The increase was due primarily to a $7.5 million increase in Listings revenue, as a result of the 5% growth in our QARSD for paying dealers to $5,116 at June 30, 2023 from $4,862 at June 30, 2022. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Wholesale revenue decreased $44.0 million, or 58%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 13% of total revenue for the three months ended June 30, 2023 compared to 15% of total revenue for the three months ended June 30, 2022. The decrease was due primarily to a 68% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 20,793 for the three months ended June 30, 2023 from 63,998 for the three months ended June 30, 2022, as a result of a softening wholesale market and operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue as well as a decrease in transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased by $234.5 million, or 86%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 15% of total revenue for the three months ended June 30, 2023 compared to 53% of total revenue for the three months ended June 30, 2022. The decrease was due primarily to a $203.3 million decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product revenue was also due in part to a $31.2 million decrease in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price, as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Segment Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$158,443	$152,753	$5,690	4%
Digital Wholesale	68,787	347,303	(278,516)	(80)
Other	12,507	11,173	1,334	12
Total	$239,737	$511,229	$(271,492)	(53)%
Percentage of total revenue:
U.S. Marketplace	66%	30%
Digital Wholesale	29	68
Other	5	2
Total	100%	100%

U.S. Marketplace segment revenue increased $5.7 million, or 4%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 66% of total revenue for the three months ended June 30, 2023 compared to 30% of total revenue for the three months ended June 30, 2022. The increase was due primarily to a $7.0 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $278.5 million, or 80%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 29% of total revenue for the three months ended June 30, 2023 compared to 68% of total revenue for the three months ended June 30, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$15,474	$13,257	$2,217	17%
Wholesale	24,428	46,518	(22,090)	(47)
Product	35,694	263,603	(227,909)	(86)
Total	$75,596	$323,378	$(247,782)	(77)%
Percentage of total revenue:
Marketplace	6%	3%
Wholesale	10	9
Product	15	52
Total	32%	63%

Overall cost of revenue decreased $247.8 million, or 77%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Marketplace cost of revenue increased $2.2 million, or 17%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 6% of total revenue for the three months ended June 30, 2023 compared to 3% of total revenue for the three months ended June 30, 2022. The increase was due primarily to a $1.2 million increase in data and hosting costs as a result of our migration onto a cloud-based hosting platform and a $0.6 million increase in fees related to provisioning advertising campaigns on our websites from changing to more effective, higher cost service providers.

Wholesale cost of revenue decreased $22.1 million, or 47%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 10% of total revenue for the three months ended June 30, 2023 compared to 9% of total revenue for the three months ended June 30, 2022. The decrease was due primarily to process improvements implemented, resulting in a purposeful decrease in the volume of Dealer-to-Dealer transactions. This decrease in volume resulted in a decrease in transportation expense, third-party service provider expense, and inspection expense.

Product cost of revenue decreased $227.9 million, or 86%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 15% of the total revenue for the three months ended June 30, 2023 compared to 52% of total revenue for the three months ended June 30, 2022. The decrease was due primarily to a $194.1 million decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product cost of revenue was also due in part to a $33.8 million decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$77,838	$95,605	$(17,767)	(19)%
Percentage of total revenue	32%	19%

Sales and marketing expense decreased $17.8 million, or 19%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was due primarily to a $8.3 million decrease in brand awareness advertising expenses due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022. The decrease was also due in part to a $7.5 million decrease in marketing expenses due primarily to a decrease in IMCO marketing and a $3.0 million decrease in commissions expense due primarily to decreased Transactions and higher capitalization on commissions as a result of signing on new dealers with higher average monthly recurring revenue. The decrease in sales and marketing expense was offset in part by a $1.8 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Product, Technology, and Development Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$37,391	$31,354	$6,037	19%
Percentage of total revenue	16%	6%

Product, technology, and development expense increased $6.0 million, or 19%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was due primarily to a $3.9 million increase in salaries and employee-related expenses due primarily to a 10% increase in headcount as well as merit increases and a $1.6 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$27,267	$33,514	$(6,247)	(19)%
Percentage of total revenue	11%	7%

General and administrative expense decreased $6.2 million, or 19%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was due primarily to a $9.4 million decrease in stock-based compensation due to the revaluation of liability-based stock awards. The decrease in general and administrative expense was offset in part by a $1.8 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to an 8% increase in headcount as well as merit increases and a $0.7 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,907	$3,836	$71	2%
Percentage of total revenue	2%	1%

Depreciation and amortization expense remained relatively consistent in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net:
Interest income	$4,333	$311	$4,022	1,293%
Other income (expense), net	347	(467)	814	174
Total other income (expense), net	4,680	(156)	$4,836	3,100%
Percentage of total revenue:
Interest income	2%	0%
Other income (expense), net	0	(0)
Total other income (expense), net	2%	(0)%

Total other income (expense), net increased $4.8 million, or 3,100%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The $4.0 million increase in interest income was due primarily to interest rate increases since June 30, 2022. The $0.8 million increase in other income (expense), net was due primarily to a $1.4 million increase in unrealized gain associated with the fluctuation of certain foreign currencies, offset in part by an increase in interest expense.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$8,601	$5,325	$3,276	62%
Percentage of total revenue	4%	1%

Provision for income taxes increased $3.3 million, or 62%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to aggregated $2.6 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended June 30, 2023 compared to an immaterial amount of tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended June 30, 2022.

Segment Income (Loss) from Operations

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (loss) from Operations:
U.S. Marketplace	$24,619	$28,346	$(3,727)	(13)%
Digital Wholesale	(6,307)	(2,638)	(3,669)	(139)
Other	(574)	(2,166)	1,592	73
Total	$17,738	$23,542	$(5,804)	(25)%
Percentage of segment revenue:
U.S. Marketplace	16%	19%
Digital Wholesale	(9)	(1)
Other	(5)	(19)
Total	100%	100%

U.S. Marketplace segment income from operations decreased $3.7 million, or 13%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented 16% of U.S. Marketplace segment revenue for the three months ended June 30, 2023 and 19% of U.S. Marketplace segment revenue for the three months ended June 30, 2022. The decrease was due to increases in revenue of $5.7 million, offset by increases in cost of revenue of $1.9 million and increases in operating expenses of $7.5 million.

Digital Wholesale segment loss from operations increased $3.7 million, or 139%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and represented (9)% of Digital Wholesale segment revenue for the three months ended June 30, 2023 and (1)% of Digital Wholesale segment revenue for the three months ended June 30, 2022. The increase in the loss was due to decreases in revenue of $278.5 million, offset by decreases in cost of revenue of $250.0 million and decreases in operating expenses of $24.8 million.

For the six months ended June 30, 2023 and 2022

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$338,077	$327,215	$10,862	3%
Wholesale	57,138	166,931	(109,793)	(66)
Product	76,485	447,691	(371,206)	(83)
Total	$471,700	$941,837	$(470,137)	(50)%
Percentage of total revenue:
Marketplace	72%	35%
Wholesale	12	18
Product	16	48
Total	100%	100%

Overall revenue decreased $470.1 million, or 50%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Marketplace revenue increased $10.9 million, or 3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 72% of total revenue for the six months ended June 30, 2023 compared to 35% of total revenue for the six months ended June 30, 2022. The increase was due primarily to a $15.4 million increase in Listings revenue, as a result of the 4% growth in our QARSD for paying dealers to $4,986 at March 31, 2023 from $4,806 at March 31, 2022 and as a result of the 5% growth in our QARSD for paying dealers to $5,116 at June 30, 2023 from $4,862 at June 30, 2022. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in marketplace revenue was offset in part by a $4.3 million decrease in advertising revenue as a result of lower spend by our advertisers and economic conditions.

Wholesale revenue decreased $109.8 million, or 66%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 12% of total revenue for the six months ended June 30, 2023 compared to 18% of total revenue for the six months ended June 30, 2022. The decrease was due primarily to a 71% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 38,298 for the six months ended June 30, 2023 from 132,752 for the six months ended June 30, 2022, as a result of operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue as well as a decrease in transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased by $371.2 million, or 83%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 16% of total revenue for the six months ended June 30, 2023 compared to 48% of total revenue for the six months ended June 30, 2022. The decrease was due primarily to a $334.6 million decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product revenue was also due in part to a $36.6 million decrease in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price, as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Segment Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$314,064	$304,642	$9,422	3%
Digital Wholesale	133,623	614,622	(480,999)	(78)
Other	24,013	22,573	1,440	6
Total	$471,700	$941,837	$(470,137)	(50)%
Percentage of total revenue:
U.S. Marketplace	67%	32%
Digital Wholesale	28	65
Other	5	2
Total	100%	100%
U.S. Marketplace segment revenue increased $9.4 million, or 3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 67% of total revenue for the six months ended June 30, 2023 compared to 32% of total revenue for the six months ended June 30, 2022. The increase was due primarily to a $10.9 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $481.0 million, or 78%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 28% of total revenue for the six months ended June 30, 2023 compared to 65% of total revenue for the six months ended June 30, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$31,007	$25,466	$5,541	22%
Wholesale	46,496	104,700	(58,204)	(56)
Product	75,076	441,945	(366,869)	(83)
Total	$152,579	$572,111	$(419,532)	(73)%
Percentage of total revenue:
Marketplace	7%	3%
Wholesale	10	11
Product	16	47
Total	32%	61%

Overall cost of revenue decreased $419.5 million, or 73%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Marketplace cost of revenue increased $5.5 million, or 22%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 7% of total revenue for the six months ended June 30, 2023 compared to 3% of total revenue for the six months ended June 30, 2022. The increase was due primarily to a $2.6 million increase in data and hosting costs as a result of our migration onto a cloud-based hosting platform and a $2.2 million increase in fees related to provisioning advertising campaigns on our websites from changing to more effective, higher cost service providers.

Wholesale cost of revenue decreased $58.2 million, or 56%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 10% of total revenue for the six months ended June 30, 2023 compared to 11% of total revenue for the six months ended June 30, 2022. The decrease was due primarily to process improvements implemented, resulting in a purposeful decrease in the volume of Dealer-to-Dealer transactions. This decrease in volume resulted in a decrease in transportation expense, inspection expense, third-party service provider expense, personnel expense, and guarantee expense.

Product cost of revenue decreased $366.9 million, or 83%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 16% of the total revenue for the six months ended June 30, 2023 compared to 47% of total revenue for the six months ended June 30, 2022. The decrease was due primarily to a $309.6 million decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor. The decrease in product cost of revenue was also due in part to a $57.3 million decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$153,415	$183,186	$(29,771)	(16)%
Percentage of total revenue	33%	19%

Sales and marketing expense decreased $29.8 million, or 16%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was due primarily to a $16.6 million decrease in brand awareness advertising expenses due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022. The decrease was also due in part to a $9.0 million decrease in marketing expenses due primarily to a decrease in IMCO marketing and a $7.8 million decrease in commissions expense due primarily to decreased Transactions and higher capitalization on commissions as a result of signing on new dealers with higher average monthly recurring revenue. The decrease in sales and marketing expense was offset in part by a $3.1 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Product, Technology, and Development Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$73,998	$62,007	$11,991	19%
Percentage of total revenue	16%	7%

Product, technology, and development expense increased $12.0 million, or 19%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was due primarily to a $7.2 million increase in salaries and employee-related expenses due primarily to a 10% increase in headcount as well as merit increases, a $2.7 million increase in rent expense due to the commencement of the 1001 Boylston Street lease, and a $2.3 million increase in consulting expense.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$52,186	$66,635	$(14,449)	(22)%
Percentage of total revenue	11%	7%

General and administrative expense decreased $14.4 million, or 22%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was due primarily to a $21.3 million decrease in stock-based compensation due to the revaluation of liability-based stock awards. The decrease in general and administrative expense was offset in part by a $3.2 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to an 8% increase in headcount as well as merit increases, a $1.3 million increase in rent expense due to the commencement of the 1001 Boylston Street lease, a $0.6 million increase in insurance and legal expense, a $0.5 million increase in consulting expense, and a $0.5 million increase in software subscription expense.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,725	$7,697	$28	0%
Percentage of total revenue	2%	1%

Depreciation and amortization expenses remained relatively consistent in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net:
Interest income	$8,076	$348	$7,728	2,221%
Other income (expense), net	942	(623)	1,565	251
Total other income (expense), net	9,018	(275)	$9,293	3,379%
Percentage of total revenue:
Interest income	2%	0%
Other income (expense), net	0	(0)
Total other income (expense), net	2%	(0)%

Total other income (expense), net increased $9.3 million, or 3,379%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The $7.7 million increase in interest income was due primarily to interest rate increases since June 30, 2022. The $1.6 million increase in other income (expense), net was due primarily to a $2.2 million increase in unrealized gain associated with the fluctuation of certain foreign currencies, offset in part by an increase in interest expense.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$15,132	$13,027	$2,105	16%
Percentage of total revenue	3%	1%

Provision for income taxes increased $2.1 million, or 16%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to aggregated $4.2 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the six months ended June 30, 2023 offset by lower state and local income taxes, compared to $0.6 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the six months ended June 30, 2022.

Segment Income (Loss) from Operations

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations
U.S. Marketplace	$51,158	$58,182	$(7,024)	(12)%
Digital Wholesale	(17,532)	(4,749)	(12,783)	(269)
Other	(1,829)	(3,232)	1,403	43
Total	$31,797	$50,201	$(18,404)	(37)%
Percentage of segment revenue:
U.S. Marketplace	16%	19%
Digital Wholesale	(13)	(1)
Other	(8)	(14)
Total	7%	5%

U.S. Marketplace segment income from operations decreased $7.0 million, or 12%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented 16% of U.S. Marketplace segment revenue for the six months ended June 30, 2023 and 19% of U.S. Marketplace segment revenue for the six months ended June 30, 2022. The decrease was due to increases in revenue of $9.4 million, offset by increases in cost of revenue of $4.9 million and increases in operating expenses of $11.5 million.

Digital Wholesale segment loss from operations increased $12.8 million, or 269%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and represented (13)% of Digital Wholesale segment revenue for the six months ended June 30, 2023 and (1)% of Digital Wholesale segment revenue for the six months ended June 30, 2022. The increase in the loss was due to decreases in revenue of $481.0 million, offset by decreases in cost of revenue of $425.1 million and decreases in operating expenses of $43.1 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $363.1 million and short-term investments of $90.5 million. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $469.5 million. As of June 30, 2023, our borrowing capacity under the 2022 Revolver (as defined below) was $399.3 million.

Sources and Uses of Cash

During the six months ended June 30, 2023 and 2022, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are as follows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$95,681	$87,595
Net cash (used in) provided by investing activities	(104,334)	51,837
Net cash used in financing activities	(101,069)	(25,644)
Impact of foreign currency on cash	211	(912)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(109,511)	$112,876

Our operations have been financed primarily from operating activities. During the six months ended June 30, 2023 and 2022, we generated cash from operating activities of $95.7 million and $87.6 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report.

Our future capital requirements will depend on many factors, including, but not limited to: our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build-out under our 1001 Boylston Street lease in excess of tenant allowance; payments received in advance from a third-party transaction processor; activity under the Share Repurchase Program (as defined below); and our investments in international markets. In connection with the 1001 Boylston Street lease, we expect to spend approximately $69.8 million, net of tenant reimbursements. As of June 30, 2023, we have incurred $8.8 million in expenses, of which $8.6 million was capitalized. We have also signed $2.5 million in contract commitments, which have not yet been incurred.

Our long-term future capital requirements will depend on many factors, including the future cash requirements described above, as well as the potential exercise of a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to us all, and not less than all, of the remaining equity interests of CarOffer. Details of this acquisition are more fully described in Note 2 to our consolidated financial statements contained within our Annual Report. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed in the “Risk Factors” section of this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. For example, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of June 30, 2023, there were no borrowings and $0.7 million in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399.3 million. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

On December 8, 2022, we announced that our Board of Directors authorized a new share repurchase program, or the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the Share Repurchase Program will be retired. We expect to fund share repurchases through cash on hand and cash generated from operations. During the three months ended June 30, 2023, we repurchased and retired 1,311,387 shares for $22.0 million, exclusive of commissions and excise tax, at an average cost of $16.75 per share under the Share Repurchase Program. During the six months ended June 30, 2023, we repurchased and retired 5,301,248 shares for $87.1 million, exclusive of commissions and excise tax, at an average cost of $16.43 per share under the Share Repurchase Program. As of June 30, 2023, we had remaining authorization to purchase up to $144.2 million of our Class A common stock under the Share Repurchase Program.

To the extent that our operating income, existing cash, cash equivalents, investments, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Business and Industry— We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part II, Item 1A within this Quarterly Report.

Operating Activities

Net cash provided by operating activities of $95.7 million during the six months ended June 30, 2023 was due primarily to consolidated net income of $25.7 million, adjusted for $29.5 million of stock-based compensation expense for equity classified awards, $23.2 million of depreciation and amortization, and $5.6 million of amortization of deferred contract costs, partially offset by $16.4 million of deferred taxes and $0.5 million of gain on sale of property and equipment. Net cash provided by operating activities was also attributable to a $13.2 million decrease in accounts receivable, a $9.0 million increase in deferred revenue, a $7.6 million increase in lease obligations, a $4.7 million decrease in inventory, a $4.1 million increase in accounts payable, and a $3.5 million decrease in prepaid expenses, prepaid income taxes, and other assets. The increases in cash flow from operations were partially offset by a $9.7 million increase in deferred contract costs and a $4.1 million decrease in accrued expenses, accrued income taxes, and other liabilities.

Net cash provided by operating activities of $87.6 million during the six months ended June 30, 2022 was due primarily to consolidated net income of $36.9 million, adjusted for $27.6 million of stock-based compensation expense for equity classified awards, $22.4 million of depreciation and amortization, $5.6 million of amortization of deferred contract costs, and $0.7 million of provision for doubtful accounts, partially offset by $23.5 million of deferred taxes. Net cash provided by operating activities was also attributable to a $38.2 million increase in accrued expenses, accrued income taxes, and other liabilities, an $8.2 million increase in accounts payable, and a $2.3 million increase in deferred revenue. The increases in cash flow from operations were partially offset by a $12.0 million increase in accounts receivable, a $10.4 million increase in prepaid expenses, prepaid income taxes, and other assets, a $5.7 million increase in deferred contract costs, a $2.0 million increase in inventory, and a $0.9 million decrease in lease obligations.

Investing Activities

Net cash used in investing activities of $104.3 million during the six months ended June 30, 2023 was due to $95.5 million in purchases of short-term investments, $7.4 million of capitalization of website development costs, $4.2 million of purchases of property and equipment, and $2.6 million in advance payments to customer, offset in part by $5.0 million of sales of short-term investments and $0.5 million in proceeds from the sale of property and equipment.

Net cash provided by investing activities of $51.8 million during the six months ended June 30, 2022 was due to $60.0 million in maturities of short-term investments, offset by $5.5 million of capitalization of website development costs and $2.7 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $101.1 million during the six months ended June 30, 2023 was due primarily to $91.5 million of payment for the repurchase of our Class A common stock under the Share Repurchase Program, $6.9 million of payment of withholding taxes on net share settlements of restricted stock units, and $2.7 million of change in gross advance payments received from third-party transaction processor.

Net cash used in financing activities of $25.6 million during the six months ended June 30, 2022 was due primarily to $12.7 million of payment of tax distributions to redeemable noncontrolling interest holders, $11.3 million of payment of withholding taxes on net share settlements of restricted stock units, and $2.4 million of change in gross advance payments received from third-party transaction processor, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Seasonality

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending. Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter due to several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

Macroeconomic conditions, such as slower growth or recession, higher interest rates, unemployment, consumer confidence in the economy, consumer debt levels, the ongoing military conflict between Russia and Ukraine, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of wholesale vehicle sales, as was evidenced by the global semiconductor chip shortage.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

As of June 30, 2023, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 7 to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of June 30, 2023, there were no borrowings and $0.7 million in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399.3 million.

As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $453.6 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2022, we had cash and cash equivalents of $469.5 million, which consisted of bank deposits, money market accounts, and mutual funds.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of June 30, 2023 and December 31, 2022, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, although such exposure was immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Notwithstanding this material weakness noted above, our management, including our Principal Executive Officer, has concluded that our financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiencies, which, in the aggregate, were assessed as a material weakness as disclosed in our Annual Report, have not yet been fully remediated.

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

This material weakness did not result in a known material misstatement to our financial statements. However, the material weakness could have resulted in material misstatements in our interim or annual financial statements and disclosures which then may not have been prevented or detected. The material weakness also impacts the effectiveness of segregation of duties, impacts the effectiveness of financial controls which rely on information from relevant financial systems, and increases the reliance on corporate accounting personnel to identify errors at the CarOffer subsidiary level.

Remediation Plan

We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee of our Board of Directors, evaluated the material weakness identified during the second quarter of 2022, and implemented a remediation plan to address the material weakness and enhance our control environment. Management subsequently evaluated the additional control deficiencies, status of remediation, and the material weakness which exists as of June 30, 2023, to determine key remediation activities. The remediation plan addresses the additional deficiencies identified through the annual assessment of the effectiveness of our internal control over financial reporting. Our remediation measures are ongoing and include the following:

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

Management is committed to successfully implementing the remediation plan as promptly as possible. As of June 30, 2023, management has implemented or enhanced certain controls to address specific issues related to the material weakness. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Business and Industry— We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.”

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, some of which have previously occurred and any of which may occur in the future, together with all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Quarterly Report, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including: the lingering effects of the COVID-19 pandemic; the cost of energy and gasoline; the availability and cost of credit; increased interest rates; reductions in business and consumer confidence; stock market volatility; and unemployment.

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

In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, the effects of the global semiconductor chip shortage, changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues, including the lingering effects of the COVID-19 pandemic, and increased interest rates. Increasing global inflation rates have spurred a cycle of monetary policy tightening, including through central bank increases to key short-term lending rates. Both the availability and cost of credit are factors affecting consumer confidence, which is a critical driver of vehicle sales for our consumers and dealers. Additionally, vehicle affordability for our consumers is becoming more challenging due to a combination of factors, including elevated vehicle pricing resulting from inflationary cost increases and vehicle production constraints, and rising vehicle finance costs due to increased interest rates. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

If the CarOffer business and/or our combined offerings do not continue to grow, our revenue and business would be significantly harmed.

A significant amount of our revenue is now derived from the wholesale sale of automobiles and IMCO. Continued achievement of our transaction synergies and our ability to continue to grow the CarOffer business and the revenue associated with it depends on a number of factors, including, but not limited to, our ability to continue to: expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions that they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. Additionally, our ability to continue to grow IMCO and the revenue associated with it also depends on a number of factors, including, but not limited to, our ability to continue to: effectively scale and market IMCO; attract prospective consumers to sell their vehicles online through IMCO; and successfully compete with competitors, including online dealerships. If our anticipated transaction synergies do not fully materialize, or the CarOffer business and/or IMCO fail to continue to grow at the rate we expect, our revenue and business would be significantly harmed.

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

If dealers or other advertisers reduce their spending with us, our advertising revenue and business and our financial results would be harmed.

A portion of our revenue is derived from advertising revenue generated primarily through short-term advertising sales, including on-site advertising and audience targeting services, to dealers, auto manufacturers, and other auto-related brand advertisers. We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels. Our ability to attract and retain advertisers and to generate advertising revenue depends on a number of factors, including our ability to: increase the number of consumers using our marketplaces; compete effectively for advertising spending with other online automotive marketplaces; continue to develop our advertising products; keep pace with changes in technology and the practices and offerings of our competitors; and offer an attractive ROI to our advertisers for their advertising spend with us.

As a result of the effects of the COVID-19 pandemic, some advertisers canceled or reduced their advertising with us and it is possible that advertising customers will cancel or reduce their advertising with us in the future for a variety of reasons, including the lingering effects of the COVID-19 pandemic and other macroeconomic issues, such as increased interest rates and other matters that influence consumer spending. In addition, the year-over-year decline in the number of consumer visits to our sites as a result of the COVID-19 pandemic or otherwise resulted in the delivery of fewer impressions for our advertising customers than anticipated year-over-year for the years ended December 31, 2020, 2021, and 2022, which has caused, and may continue to cause, an adverse impact on our advertising revenue. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling experience to consumers on our platform, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we fail to continue to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplaces could decline, which, in turn, could lead dealers to suspend listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the number of dealers using our marketplaces would likely materially and adversely affect our marketplaces and our business and financial results. We believe that our ability to provide a compelling vehicle search experience, both on desktop computers and through mobile devices, is subject to a number of factors, including our ability to: maintain attractive marketplaces for consumers and dealers; continue to innovate and introduce products for our marketplaces; anticipate or adapt to new and changing technologies and consumer requirements on a timely basis; launch new products that are effective and have a high degree of consumer engagement; display a wide variety of automobile inventory to attract more consumers to our websites; provide mobile applications that engage consumers; maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers. For example, we continue to develop digital retail offerings, including those that expand a dealer’s geographic footprint and others that bring additional elements of the car buying experience online through our websites. A failure by us to capture the benefits that we expect from these digital retail investments could negatively impact our business and financial results.

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic effects and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue, or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We rely on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We rely, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies and/or introduce competing products in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, as they have done from time to time, or if our efforts to improve our search engine optimization are unsuccessful or less successful than our competitors’ efforts, our ability to attract a large consumer audience could diminish, traffic to our marketplaces could decline, and the number of leads that we send to our dealers could be adversely impacted. Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results, could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines would harm our business and operating results.

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

While our revenue increased to $1,655.0 million for the year ended December 31, 2022, from $951.4 million for the year ended December 31, 2021, representing a 74% increase between such periods, our revenue decreased to $239.7 million for the three months ended June 30, 2023, from $511.2 million, representing a 53% decrease between such periods. Our revenue in the future may not grow at such a rate and could potentially be impacted by macroeconomic issues, such as declining wholesale vehicle prices, the war in Ukraine and Russian sanctions, increased interest rates, lower consumer confidence, consumer debt levels, and other matters that influence consumer spending and preferences. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; attract new consumers to sell their vehicles online through IMCO; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; expand the number of dealers engaging on the CarOffer platform and increase the share of wholesale transactions which they complete on such platform; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of macroeconomic issues and the lingering effects of COVID-19 as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, in addition to the 2022 Revolver. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, and may adversely affect our business, operating results, financial condition, and prospects.

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

We believe our success has depended, and continues to depend, on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. We have encountered intense competition for retaining and attracting qualified and skilled employees. Accordingly, we have incurred, and we may continue to incur, significant costs to attract new employees and retain existing ones, and we may in the future become less competitive in attracting and retaining employees as a result of any expense reduction efforts that we may initiate.

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

We may be subject to disputes regarding the accuracy of Instant Market Values, Deal Ratings, Dealer Ratings, New Car Price Guidance, and other features of our marketplaces.

We provide consumers using our CarGurus platform and dealers using our CarOffer platform with our proprietary Instant Market Value, or IMV, Deal Ratings, and Dealer Ratings, as well as other features to help them evaluate vehicle listings, including price guidance for new car listings, or New Car Price Guidance. Our valuation models depend on the inventory listed on our websites as well as public information regarding automotive sales. If the inventory on our websites declines significantly, or if the number of automotive sales declines significantly or used car sales prices become volatile, whether as a result of macroeconomic effects or otherwise, our valuation models may not perform as expected. Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Guidance, or other features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, regulators, consumers, dealers, and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating, or New Car Price Guidance. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ confidence in, or use of, our marketplaces, and could result in legal disputes.

We are subject to a complex framework of laws and regulations, many of which are unsettled, still developing, and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to United States federal, state, and local laws and regulations, and to foreign laws and regulations.

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

If regulators or other third parties take the position that our marketplaces or related products violate applicable dealer licensing, brokering, bird-dog, consumer protection, consumer finance, or advertising laws or regulations, responding to such allegations could be costly, could require us to pay significant sums in settlements, could require us to pay civil and criminal penalties, including fines, could interfere with our ability to continue providing our marketplaces and related products in certain jurisdictions, or could require us to make adjustments to our marketplaces and related products or the manner in which we derive revenue from dealers using our platform, any or all of which could result in substantial adverse publicity, termination of subscriptions by dealers, decreased revenue, distraction for our employees, increased expenses, and decreased profitability.

Federal Laws and Regulations

The United States Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

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

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. We are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, competition, and other matters. The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of subscribing dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive, or other business practices by us or dealers using our marketplaces, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplaces and related products and services.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Expectations relating to environmental, social and governance, or ESG, considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on ESG considerations relating to our business, including climate change and greenhouse gas emissions, human capital, and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our ESG goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our ESG goals, further our initiatives, adhere to our public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price. Additionally, meeting evolving and varied stakeholder expectations and standards may require management time and expense and may result in a significant increase in costs, which may negatively impact our business and financial results.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including, among others: our transaction processor; our data center hosts; our information technology providers; our data providers for inventory and vehicle information; and our partners for vehicle transportation, inspection, and other logistics associated with our CarOffer business and IMCO. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations.

For example, primarily in connection with our Dealer-to-Dealer transactions, we utilize a single third-party transaction processor that collects customer payments on our behalf and remits them to us, provides payments in advance for certain selling dealers, provides titling services for transactions, and holds auction licenses. If our relationship with this third-party transaction processor were to deteriorate or terminate, we would have to identify a succeeding transaction processor or assume in-house facilitation of these services, which would disrupt our business and could adversely affect our revenue, results of operations, and financial condition. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

Our enterprise systems require that we integrate the platforms hosted by certain third-party service providers. We are responsible for integrating these platforms and updating them to maintain proper functionality. Issues with these integrations, our failure to properly update third-party platforms or any interruptions to our internal enterprise systems could harm our business by causing delays in our ability to quote, activate service, and bill new and existing customers on our platform.

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

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the Eastern region of the United States, and internationally near each of London, England, Dublin, Ireland, and Frankfurt, Germany. These facilities include hosting through Amazon Web Services, a provider of cloud infrastructure services. Although we can host our U.S. CarGurus’ marketplace from two alternative locations and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. Any disruptions or other operational performance problems with these facilities or problems faced by their operators, including our cloud infrastructure service provider, could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems has caused, and may in the future cause, us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers, and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, extreme weather conditions, power loss, telecommunications failure, terrorist attacks, acts of war, electronic breaches, cyber-attacks, phishing attempts, errors by employees, physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our marketplaces as well as delays and additional expense in arranging new facilities and services and fixing or replacing any affected systems or hardware and could harm our reputation, business, brands, operating results, and financial condition. Although we carry insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

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

Further, outside parties have attempted and will likely continue to attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our consumers’, dealers’, advertisers’, and employees’ information. As cyber-attacks increase in frequency and sophistication, our cyber-security and disaster recovery plans may not be effective in anticipating, preventing, and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could adversely affect our brand reputation, negatively impact our ability to attract new consumers, and increase engagement by existing consumers, cause existing consumers to reduce or stop the use of our marketplaces or close their accounts, cause existing dealers and advertisers to cancel their contracts, cause employees to terminate their employment, cause employment candidates to be unwilling to pursue employment opportunities or accept employment offers, and/or subject us to governmental or third-party lawsuits, investigations, regulatory fines, or other actions or liability, thereby harming our business, results of operations, and financial condition. Although we carry privacy, data breach, and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or sufficient to compensate us for the potentially significant losses, or that insurance will continue to be available to us on economically reasonable terms or at all.

There are numerous federal, national, state, and local laws and regulations in the United States and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. These laws and regulations are evolving, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines or penalties, may subject us to third-party lawsuits, may be inconsistent between countries and jurisdictions, and may conflict with other requirements. We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, which we refer to collectively as the Privacy Regulations. The Privacy Regulations include, but are not limited to, the European Union’s, or EU, General Data Protection Regulation and the California Consumer Privacy Act. Certain of the Privacy Regulations have already required, and certain others may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts, and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU, which effectively invalided the EU-U.S. Privacy Shield Framework, may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain Privacy Regulations and other statutory requirements.

Any failure or perceived failure by us to comply with United States and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees, and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer or dealer information at risk and could, in turn, expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

Our ability to attract consumers to our own websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.

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

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims regarding ownership of, or demanding release of, the source code, the open source software, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional product, technology, and development resources to change our platforms or services, any of which would have a negative effect on our business and operating results. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results, and our reputation.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims asserted against us by owners of other registered or unregistered trademarks logos or slogans, for our use of registered or unregistered trademarks, logos or slogans, or third-party trademarks that incorporate variations of our trademarks. We have registered the CARGURUS and CG logos, as well as the word-mark CARGURUS, in the United States, Canada, and the United Kingdom. Additionally, CarOffer has a number of registered and unregistered trademarks, including “CarOffer” and the CarOffer logo, and related marks, which CarOffer has registered as trademarks in the United States.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. This seasonality has not been immediately apparent historically due to the overall growth of other operating expenses. In addition, any reduction of our marketing spend in response to any macroeconomic-related expense management or otherwise, and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced. In addition, the volume of wholesale vehicle sales can fluctuate from quarter to quarter as a result of macroeconomic issues, which may have a corresponding impact on our results of operations. This variability is due to several factors including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. This variability has affected our Digital Wholesale segment in the past, and may continue to in the future.

Failure to deal effectively with fraud or other illegal activity could harm our business.

Based on the nature of our business, we are exposed to potential fraudulent and illegal activity in our marketplaces, including: listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; receipt of fraudulent leads that we may send to our dealers; and deceptive practices in our peer-to-peer marketplace. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity now or in the future. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers, and adversely affect our reputation, financial performance, and growth prospects.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. These deficiencies include controls over (i) certain IT general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

We have implemented a remediation plan designed to improve our internal control over financial reporting to remediate this material weakness. This remediation plan includes implementation of additional controls and procedures, including timely performance of user access and change management reviews, as well as an effective review of journal entries and accounts reconciliations. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, and our ability to access the capital markets could be limited.

The 2022 Revolver contains certain covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

The terms of the 2022 Revolver include a number of covenants that limit our ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, enter into certain mergers and acquisitions, or engage in certain asset sales, subject in each case to certain exceptions. In addition, the 2022 Revolver also subjects us to financial covenants in respect of minimum liquidity and requires that we maintain a net leverage ratio. The terms of the 2022 Revolver may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. Further, interest rate fluctuations may materially adversely affect our results of operations and financial conditions due to the variable interest rate on the 2022 Revolver, in the event that we draw down funds thereunder.

A failure by us to comply with the covenants or payment requirements specified in the 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under the 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under the 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2023, there were no amounts outstanding under the 2022 Revolver.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder, Chairman of the Board and Executive Chairman, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chairman, and his ability to control the election or replacement of our directors. As Chairman of the Board and our Executive Chairman, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to our Annual Report), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

We believe that Mr. Steinert’s continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Steinert no longer controls a majority of the voting power, whether as a result of the disposition of some or all his shares of Class A or Class B common stock, the conversion of our Class B common stock into Class A common stock in accordance with its terms, or otherwise, our business, or the trading price of our Class A common stock may be adversely affected.

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

The trading price of our Class A common stock has been and may continue to be volatile and fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include: changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; sales of shares of our Class A common stock by us or our stockholders; adverse changes to recommendations regarding our stock by covering securities analysts; failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of new products; the public’s reaction to our issuances of earnings guidance or other public announcements and filing; real or perceived inaccuracies in our key metrics; actions of an activist stockholder; actual or anticipated changes in our operating results or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally; litigation involving us or investigations by regulators into our operations or those of our competitors; developments or disputes concerning our proprietary rights; announced or completed acquisitions of businesses or technologies by us or our competitors; new laws or regulations or new interpretations of existing laws or regulations applicable to our business; changes in accounting standards, policies, or guidelines; any significant change in our management; changes in the automobile industry; public health emergencies, such as the COVID-19 pandemic; and general economic conditions.

We cannot guarantee that the Share Repurchase Program will be fully implemented or that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In December 2022 our Board of Directors authorized the Share Repurchase Program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, with an expiration date of December 31, 2023. Share repurchases under the Share Repurchase Program may be made through a variety of methods, and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and the Share Repurchase Program may be modified, suspended, or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under the Share Repurchase Program will decrease the number of outstanding shares of our Class A common stock and therefore could affect the price of our Class A common stock and increase its volatility. The existence of the Share Repurchase Program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Additionally, repurchases under the Share Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although the Share Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the Share Repurchase Program’s effectiveness.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as those described above. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse to us in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We may not be able to remediate the material weakness described above and/or any future material weaknesses that may be identified, or to complete our evaluation, testing and required remediation in a timely fashion. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy the material weakness described above and/or any future material weaknesses that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including the lingering effects of the COVID-19 pandemic and other macroeconomic issues, such as increased interest rates. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations, volume, and prices in a given period in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in tax laws, regulations and interpretations, plus challenges to our tax positions.

We are subject to taxation in the United States and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition, and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of recent U.S. Supreme Court and Massachusetts Supreme Court decisions, which could precipitate reactions that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition, and cash flows. We are also regularly subject to audits by tax authorities. Any adverse development or outcome in connection with any such tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition, and cash flows.

COVID-19 may adversely impact our business operations, financial performance, and results of operations.

Our operations have been and may continue to be materially adversely affected by a range of factors related to COVID-19, including periodic changes in restrictions that vary from region to region in which we operate and may require rapid response to new or reinstated orders. Many of these orders resulted in, and, to the extent reinstated, may in the future result in, changes to our on-site work policies and restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, these restrictions and continued concern about the spread of COVID-19 have impacted car shopping by consumers and disrupted the operations of dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

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

The global outbreak of COVID-19 continues to evolve, and significant adverse changes in the spread or severity of COVID-19 infections and the resulting economic impact could have a material adverse effect on our business operations, financial performance, and results of operations.

The Russian invasion of Ukraine and the retaliatory measures imposed by the United States, the United Kingdom, the EU, and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The Russia and Ukraine conflict had an immediate impact on the global economy resulting in higher prices for oil and other commodities, including vehicle components. Economic sanctions and bans, together with Russia’s own retaliatory measures have disrupted supply chains and economic markets. The global impact of these measures is continually evolving and the future impact cannot be predicted with certainty. In particular, the Russia and Ukraine conflict has further impacted the ability of certain manufacturers to produce new vehicles and new vehicle parts, which may result in continued disruptions to the supply of new and used vehicles. Further, there is no assurance that when the Russia and Ukraine conflict ends, countries will not continue to impose sanctions and bans.

While these events have not materially interrupted our operations, these or future developments resulting from the Russia and Ukraine conflict, such as a cyberattack on the United States or our suppliers, could disrupt our operations, our customers’ operations, or the activity of consumers on our websites.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended June 30, 2023:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2023 through April 30, 2023	651,992	$16.99	651,992	$155,081
May 1, 2023 through May 31, 2023	652,318	$16.49	652,318	$144,324
June 1, 2023 through June 30, 2023	7,077	$18.90	7,077	$144,190
Total	1,311,387	$16.75	1,311,387	$144,190
(1)
The weighted average price paid per share of Class A common stock does not include cost of commissions.
(2)
On December 8, 2022, we announced that our Board of Directors authorized the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares will be retired. We expect to fund any share repurchases through cash on hand and cash generated from operations.
(3)
The total number of shares of common stock purchased as part of the Share Repurchase Program was inclusive of any shares purchased but not settled as of June 30, 2023.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed Herewith
3.1	Second Amended and Restated By-laws of the Registrant	8-K	001-38233	August 4, 2023	3.1
10.1#	Separation Agreement, dated May 30, 2023, between the Registrant and Tom Caputo					X
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

CarGurus, Inc.

Date: August 9, 2023	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)