Form 10-Q
period 2023-09-30
CarGurus, Inc.
filed 2023-11-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 96,270,157 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the anticipated completion of the proposed acquisition of the additional equity interests in CarOffer, LLC, or CarOffer;
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

NOTE REGARDING TRADEMARKS

CarGurus® is a registered trademark of CarGurus, Inc., and CarOffer® is a registered trademark of CarOffer, LLC. All other product names, trademarks, and registered trademarks are property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$355,330	$469,517
Short-term investments	91,824	—
Accounts receivable, net of allowance for doubtful accounts of $823 and $1,809, respectively	46,107	46,817
Inventory	323	5,282
Prepaid expenses, prepaid income taxes and other current assets	19,696	21,972
Deferred contract costs	10,465	8,541
Restricted cash	11,624	5,237
Total current assets	535,369	557,366
Property and equipment, net	54,700	40,128
Intangible assets, net	30,481	53,054
Goodwill	157,267	157,467
Operating lease right-of-use assets	183,774	56,869
Restricted cash	—	9,378
Deferred tax assets	67,623	35,488
Deferred contract costs, net of current portion	11,965	8,853
Other non-current assets	7,546	8,499
Total assets	$1,048,725	$927,102
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities
Accounts payable	$37,481	$32,529
Accrued expenses, accrued income taxes and other current liabilities	36,908	39,193
Deferred revenue	21,043	12,249
Operating lease liabilities	13,206	14,762
Total current liabilities	108,638	98,733
Operating lease liabilities	192,111	51,656
Deferred tax liabilities	60	54
Other non–current liabilities	4,386	5,301
Total liabilities	305,195	155,744
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	26,536	36,749
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 96,877,765 and 101,636,649 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	97	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	341,110	413,092
Retained earnings	377,890	323,043
Accumulated other comprehensive loss	(2,119)	(1,644)
Total stockholders’ equity	716,994	734,609
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,048,725	$927,102

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Marketplace	$177,909	$165,309	$515,986	$492,524
Wholesale	21,735	47,045	78,873	213,976
Product	19,775	214,100	96,260	661,791
Total revenue	219,419	426,454	691,119	1,368,291
Cost of revenue (1)
Marketplace	14,823	14,956	45,830	40,422
Wholesale	21,284	41,789	67,780	146,489
Product	19,014	218,924	94,090	660,869
Total cost of revenue	55,121	275,669	207,700	847,780
Gross profit	164,298	150,785	483,419	520,511
Operating expenses:
Sales and marketing	76,828	83,319	230,243	266,505
Product, technology, and development	35,434	30,208	109,432	92,215
General and administrative	24,904	4,760	77,090	71,395
Depreciation and amortization	4,037	3,842	11,762	11,539
Total operating expenses	141,203	122,129	428,527	441,654
Income from operations	23,095	28,656	54,892	78,857
Other income (expense), net:
Interest income	5,261	1,158	13,337	1,506
Other expense, net	(1,094)	(958)	(152)	(1,581)
Total other income (expense), net	4,167	200	13,185	(75)
Income before income taxes	27,262	28,856	68,077	78,782
Provision for income taxes	8,289	10,032	23,421	23,059
Consolidated net income	18,973	18,824	44,656	55,723
Net loss attributable to redeemable noncontrolling interest	(3,329)	(1,576)	(10,191)	(3,871)
Net income attributable to CarGurus, Inc.	22,302	20,400	54,847	59,594
Accretion of redeemable noncontrolling interest to redemption value	—	(86,564)	—	25,056
Net income attributable to common stockholders	$22,302	$106,964	$54,847	$34,538
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.20	$0.90	$0.48	$0.29
Diluted	$0.17	$0.14	$0.39	$0.28
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	113,223,711	118,683,642	113,998,928	118,370,925
Diluted	114,322,279	132,243,636	114,901,736	122,159,270
(1)
Includes depreciation and amortization expense for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022 of $8,433, $7,341, $23,951 and $22,063, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income	$18,973	$18,824	$44,656	$55,723
Other comprehensive income:
Foreign currency translation adjustment	(778)	(1,519)	(475)	(3,594)
Consolidated comprehensive income	18,195	17,305	44,181	52,129
Comprehensive loss attributable to redeemable noncontrolling interests	(3,329)	(1,576)	(10,191)	(3,871)
Comprehensive income attributable to CarGurus, Inc.	$21,524	$18,881	$54,372	$56,000

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808
Net (loss) income	(2,596)	—	—	—	—	—	16,413	—	16,413
Stock–based compensation expense	—	—	—	—	—	15,895	—	—	15,895
Issuance of common stock upon exercise of stock options	—	1,480	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	697,879	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(240,674)	—	—	—	(5,196)	—	—	(5,196)
Repurchase of common stock	—	(1,311,387)	(1)	—	—	(21,963)	—	—	(21,964)
Tax distributions to redeemable noncontrolling interest holders	(14)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(112)	(112)
Balance at June 30, 2023	$29,865	97,426,273	$97	15,999,173	$16	$346,494	$355,588	$(1,341)	$700,854
Net (loss) income	(3,329)	—	—	—	—	—	22,302	—	22,302
Stock–based compensation expense	—	—	—	—	—	15,668	—	—	15,668
Issuance of common stock upon exercise of stock options	—	6,654	—	—	—	45	—	—	45
Issuance of common stock upon vesting of restricted stock units	—	615,273	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(214,187)	—	—	—	(3,915)	—	—	(3,915)
Repurchase of common stock	—	(956,248)	(1)	—	—	(17,181)	—	—	(17,182)
Tax distributions to redeemable noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(778)	(778)
Balance at September 30, 2023	$26,536	96,877,765	$97	15,999,173	$16	$341,110	$377,890	$(2,119)	$716,994

Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	516,841
Net (loss) income	(1,072)	—	—	—	—	—	19,910	—	19,910
Stock–based compensation expense	—	—	—	—	—	15,353	—	—	15,353
Issuance of common stock upon exercise of stock options	—	74,163	—	—	—	680	—	—	680
Issuance of common stock upon vesting of restricted stock units	—	451,084	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(155,736)	—	—	—	(5,430)	—	—	(5,430)
Accretion of redeemable noncontrolling interest to redemption value	82,000	—	—	—	—	—	(82,000)	—	(82,000)
Tax distributions to redeemable noncontrolling interest holders	(3,986)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(489)	(489)
Balance as of March 31, 2022	$239,750	102,142,545	$102	15,999,173	$16	$398,471	$67,168	$(892)	$464,865
Net (loss) income	(1,223)	—	—	—	—	—	19,284	—	19,284
Stock–based compensation expense	—	—	—	—	—	14,697	—	—	14,697
Issuance of common stock upon exercise of stock options	—	23,240	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	—	447,555	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(147,533)	—	—	—	(5,830)	—	—	(5,830)
Accretion of redeemable noncontrolling interest to redemption value	29,620	—	—	—	—	—	(29,620)	—	(29,620)
Tax distributions to redeemable noncontrolling interest holders	(3,642)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,586)	(1,586)
Balance at June 30, 2022	$264,505	102,465,807	$102	15,999,173	$16	$407,363	$56,832	$(2,478)	$461,835
Net (loss) income	(1,576)	—	—	—	—	—	20,400	—	20,400
Stock–based compensation expense	—	—	—	—	—	14,910	—	—	14,910
Issuance of common stock upon exercise of stock options	—	21,600	—	—	—	14	—	—	14
Issuance of common stock upon vesting of restricted stock units	—	643,989	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(228,049)	—	—	—	(4,273)	—	—	(4,273)
Accretion of redeemable noncontrolling interest to redemption value	(86,564)	—	—	—	—	—	86,564	—	86,564
Tax distributions to redeemable noncontrolling interest holders	(3,753)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,519)	(1,519)
Balance at September 30, 2022	$172,612	102,903,347	$103	15,999,173	$16	$418,013	$163,796	$(3,997)	$577,931

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Consolidated net income	$44,656	$55,723
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	35,713	33,602
Gain on sale of property and equipment	(460)	—
Unrealized currency loss on foreign denominated transactions	249	617
Other non-cash expense, net	168	—
Deferred taxes	(32,129)	(30,665)
Provision for doubtful accounts	247	1,129
Stock-based compensation expense	43,769	41,550
Amortization of deferred financing costs	387	7
Amortization of deferred contract costs	8,629	8,332
Impairment of long-lived assets	184	—
Changes in operating assets and liabilities:
Accounts receivable	337	63,484
Inventory	4,959	(8,510)
Prepaid expenses, prepaid income taxes, and other assets	6,027	(14,675)
Deferred contract costs	(13,688)	(9,089)
Accounts payable	1,177	1,310
Accrued expenses, accrued income taxes, and other liabilities	1,016	18,924
Deferred revenue	8,797	(20)
Lease obligations	11,993	(916)
Net cash provided by operating activities	122,031	160,803
Investing Activities
Purchases of property and equipment	(9,048)	(4,168)
Proceeds from sale of property and equipment	460	—
Capitalization of website development costs	(11,773)	(8,275)
Purchases of short-term investments	(96,748)	—
Maturities of short-term investments	—	90,000
Sales of short-term investments	5,000	—
Advance payments to customers, net of collections	(2,908)	—
Net cash (used in) provided by investing activities	(115,017)	77,557
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	74	719
Payment of withholding taxes on net share settlements of restricted stock units	(11,738)	(14,171)
Repurchase of common stock	(107,409)	—
Payment of deferred financing costs	—	(2,578)
Payment of finance lease obligations	(52)	(51)
Payment of tax distributions to redeemable noncontrolling interest holders	(38)	(19,843)
Change in gross advance payments received from third-party transaction processor	(4,523)	(21,765)
Net cash used in financing activities	(123,686)	(57,689)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(506)	(1,640)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(117,178)	179,031
Cash, cash equivalents, and restricted cash at beginning of period	484,132	248,280
Cash, cash equivalents, and restricted cash at end of period	$366,954	$427,311
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48,933	$53,249
Cash paid for operating lease liabilities	$14,762	$13,535
Cash paid for interest	$411	$25
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	$5,706	$224
Unpaid withholding taxes on net share settlement of restricted stock units	$3,029	$1,362
Unpaid repurchases of common stock	$1,790	$—
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$3,843	$3,410
Obtaining a right-of-use asset in exchange for an operating lease liability	$145,607	$5,307
Accretion of redeemable noncontrolling interest to redemption value	$—	$25,056
Accrued tax distributions to redeemable noncontrolling interest holders	$—	$239

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited (the “Unaudited Condensed Consolidated Financial Statements”). The Unaudited Condensed Consolidated Financial Statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and December 31, 2022, results of operations, comprehensive income, and changes in stockholders’ equity for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report”).

While the Company disclosed interest income within other income (expense), net in the Unaudited Condensed Consolidated Income Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 8, 2022, the accompanying Unaudited Condensed Consolidated Income Statements for the quarter ended September 30, 2022 present interest income separately from other income (expense), net to conform to the current year presentation, as interest income met the threshold for separate disclosure.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those described in Note 13 of these Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2023, no individual customer accounted for more than 10% of net accounts receivable and other receivables. As of December 31, 2022, one customer accounted for 13% of net accounts receivable. The remainder of the accounts receivable was dispersed among more than 1,000 customers. The customer who accounted for greater than 10% of net accounts receivable is related to wholesale and product receivables. The collection risk associated with this customer is mitigated because, as discussed above, the third-party transaction processor does not release the title on vehicles until funds are successfully collected. Furthermore, there is no significant credit risk with respect to accounts receivable because, other than the receivables associated with this customer, credit risk with respect to accounts receivable is dispersed due to the large number of customers.

For the three and nine months ended September 30, 2023, no individual customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2022, no individual customer accounted for more than 10% of total revenue.

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

As of September 30, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $6,606, offset by payments received in advance of $1,967, which resulted in a net receivable of $4,639 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $7,122, offset by payments received in advance of $6,490, which resulted in a net receivable of $632 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2023 and December 31, 2022, $8,460 and $7,150, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to advertising customers invoiced in the period subsequent to services rendered.

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2023, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report, other than those described below.

Cash, Cash Equivalents, and Investments

As of September 30, 2023, cash, cash equivalents and investments primarily consist of cash on deposit with banks, amounts held in interest-bearing money market accounts, and money market funds. As of December 31, 2022, cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market accounts.

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

The revaluation of equity securities and debt securities results in an unrealized gain or loss. Unrealized gains or losses on equity securities and trading debt securities are recognized within other expense, net in the Unaudited Condensed Consolidated Income Statements and backed out of operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Unrealized gains or losses on available-for-sale debt securities are recognized within other comprehensive income in the Unaudited Condensed Consolidated Statements of Comprehensive Income. Interest on held-to-maturity debt securities is recognized within interest income in the Unaudited Condensed Consolidated Income Statements.

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

Debt securities are reviewed for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of debt securities are recognized within other expense, net in the Unaudited Condensed Consolidated Income Statements if the Company has experienced a credit loss or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period.

As of September 30, 2023, the Company held short-term investments in equity securities.

As of December 31, 2022, the Company held no investments.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2023, there are no new material accounting pronouncements that the Company is considering adopting, other than those described below.

Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 modifies the disclosure and presentation requirements for a variety of topics in the FASB ASC. The Company is currently evaluating ASU 2023-06 and the impact on its future consolidated financial statements.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketplace	$177,909	$165,309	$515,986	$492,524
Dealer-to-Dealer	23,290	70,741	84,945	273,296
Instant Max Cash Offer	18,220	190,404	90,188	602,471
Total	$219,419	$426,454	$691,119	$1,368,291

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2023 was approximately $28.7 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2023. For performance obligations not satisfied as of September 30, 2023, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2023.

For the three months ended September 30, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,267 and $15,071, respectively. For the nine months ended September 30, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $12,249 and $12,784, respectively.

4. Fair Value of Financial Instruments

As of September 30, 2023 and December 31, 2022, assets measured at fair value on a recurring basis consist of the following:

	As of September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$177,206	$—	$—	$177,206
Short-term investments:
Mutual funds	91,824	—	—	91,824
Total	$269,030	$—	$—	$269,030

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$175,486	$—	$—	$175,486
Total	$175,486	$—	$—	$175,486

For the three and nine months ended September 30, 2023, unrealized gain on short-term investments in equity securities was immaterial.

As of December 31, 2022, the Company did not have any investments.

5. Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, property and equipment, net consist of the following:

	As of September 30, 2023	As of December 31, 2022
Capitalized equipment	$1,325	$7,877
Capitalized internal-use software	10,791	7,429
Capitalized website development	50,926	36,369
Furniture and fixtures	8,215	8,615
Leasehold improvements	23,285	24,225
Construction in progress	13,670	4,161
Finance lease right-of-use assets	321	420
	108,533	89,096
Less accumulated depreciation and amortization	(53,833)	(48,968)
Total	$54,700	$40,128

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and write-offs, was $4,962, $3,514, $13,164, and $10,556, respectively.

For the nine months ended September 30, 2023, the Company wrote off $184 of Digital Wholesale and U.S. Marketplace capitalized website development costs within wholesale and marketplace cost of revenue, respectively, in the Unaudited Condensed Consolidated Income Statements related to certain developed technology in which the Company has decided to cease investment. For the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022, the Company did not have any write-offs.

During the nine months ended September 30, 2023, capitalized equipment decreased $6,552 due primarily to the disposal of the data center assets as a result of the Company's migration onto a cloud-based hosting platform.

During the nine months ended September 30, 2023, capitalized website development costs increased $14,557 due to continued net investment in the Company's product offerings.

During the nine months ended September 30, 2023, construction in progress costs increased $9,509 due to the buildout of the Company's future headquarters at 1001 Boylston Street, as discussed in Note 8 of these Unaudited Condensed Consolidated Financial Statements.

6. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of September 30, 2023 and December 31, 2022, accrued expenses, accrued income taxes, and other current liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
Accrued bonus	$8,827	$11,007
Accrued payroll	6,256	3,416
Accrued income taxes	6,615	2,063
Other accrued expenses and other current liabilities	15,210	22,707
Total	$36,908	$39,193

For the nine months ended September 30, 2023, accrued income taxes increased by $4,552, primarily due to an increase in current tax expense, driven by the Section 174 rules requiring the capitalization and amortization of product, technology, and development expenses for tax purposes.

For the nine months ended September 30, 2023, accrued payroll increased by $2,840, primarily due to the timing of accrual for withholding taxes on the net share settlement of restricted stock units.

7. Debt

As of September 30, 2023 and December 31, 2022, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time. The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the "2022 Revolver Sub-facility"). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of CarOffer and certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023, there were no borrowings and $742 in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399,258. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

As of September 30, 2023, deferred financing costs were $2,055. As of December 31, 2022, deferred financing costs were $2,442. For the three and nine months ended September 30, 2023, amortization expense associated with deferred financing costs were $129 and $387, respectively. For both the three and nine months ended September 30, 2022, amortization expense associated with deferred financing costs was $7.

As of September 30, 2023 and December 31, 2022, commitment fees under the 2022 Revolver were immaterial.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2023, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software, and capitalized hosting arrangements, and amounts related to obligations under finance leases as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows. In connection with the 1001 Boylston Street Lease (as defined below), the Company expects to spend approximately $69,815, net of tenant reimbursements. As of September 30, 2023, the Company has incurred $13,864 in expenses, of which $2,736 was reimbursed as part of the tenant improvement allowance for the 1001 Boylston Street Lease. Of the gross incurred expenses, $13,670 were capitalized. As of September 30, 2023, the Company has also signed $3,188 in contract commitments, which have not yet been incurred. The Company signed a contract commitment for $64,689 on October 4, 2023, in connection with the 1001 Boylston Street Lease. The Company has no other material long-term purchase obligations outstanding with any vendors or third-parties.

Leases

The Company’s lease obligations consist substantially of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland.

As of September 30, 2023, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

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

Lease Commitments

As of September 30, 2023, future minimum lease payments for all leases are as follows:

Year Ending December 31,	Operating Lease Commitments
Remainder of 2023	$532
2024	16,455
2025	18,871
2026	22,334
2027	22,742
Thereafter	231,154
Total lease payments	$312,088
Less imputed interest	(106,771)
Total	$205,317

As of September 30, 2023, there were no leases signed but not yet commenced.

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, the Company recognized $9,058, $4,384, $25,605, and $12,612 of lease costs, respectively.

As of September 30, 2023, the weighted average remaining lease term was 13.2 years, and the weighted average discount rate was 5.7%. As the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019 for leases that commenced prior to that date.

Sublease Income

As of September 30, 2023, future minimum sublease income payments are as follows:

Year Ending December 31,	Sublease Income Payments
Remainder of 2023	$532
2024	1,923
2025	1,023
2026	—
2027	—
Thereafter	—
Total	$3,478

Restricted Cash

The 1001 Boylston Street Lease and the Company’s leases in Cambridge, Massachusetts and San Francisco, California have associated letters of credit. As of December 31, 2022, all letters of credit were collateralized by cash, which was recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, $742 of letters of credit were included under the 2022 Revolver Sub-facility, as the Company canceled two letters of credit associated with the San Francisco and the Cambridge (55 Cambridge Parkway) leases and reissued these letters of credit under the 2022 Revolver Sub-facility. As of September 30, 2023, $8,885 of letters of credit associated with the 1001 Boylston Street Lease remained collateralized by cash, which was recognized as short-term restricted cash in the Unaudited Condensed Consolidated Balance Sheets. The Company expects to cancel the letter of credit associated with the 1001 Boylston Street Lease and reissue a new letter of credit under the 2022 Revolver Sub-facility during the fourth quarter of 2023.

As of September 30, 2023 and December 31, 2022, restricted cash was $11,624 and $14,615, respectively, and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building lease and pass-through payments from customers related to the Company’s wholesale business.

As of December 31, 2022, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023, the Company reclassified $9,378 of letters of credit from a long-term asset to a short-term asset as the Company expects to cancel and reissue the remaining letters of credit, outstanding as of December 31, 2022, under the 2022 Revolver Sub-facility during the fourth quarter of 2023. Of the letters of credit outstanding as of December 31, 2022, the Company canceled a letter of credit associated with the Cambridge (2 Canal Park) lease, however, the cash was recognized as restricted cash as of March 31, 2023, until it was released from the bank. During the nine months ended September 30, 2023, the Company released the cash associated with the Cambridge (2 Canal Park) lease. As of September 30, 2023, all restricted cash was classified as a short-term asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

Acquisitions

On January 14, 2021, the Company completed the acquisition of a 51% interest in CarOffer, an automated instant vehicle trade platform based in Addison, Texas, with the option to acquire portions of the remaining equity in the future. During the year ended December 31, 2022, the Company determined not to exercise its call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. In the second half of 2024, the Company will have a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to the Company all, and not less than all, of the remaining equity interests in CarOffer. Details of this acquisition are more fully described in Note 2 to the consolidated financial statements contained within the Annual Report. On November 6, 2023, the Company entered into the Purchase Agreement (as defined in Note 13 of these Unaudited Condensed Consolidated Financial Statements) to acquire the remaining interest in CarOffer that the Company does not presently own. See Note 13 of these Unaudited Condensed Consolidated Financial Statements for additional information.

Legal Matters

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company recognizes a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results. However, litigation is inherently unpredictable and the future outcome of legal proceedings and other contingencies may be unexpected or differ from the Company’s estimated liabilities, which could have a material adverse effect on the Company’s future financial results.

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

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, income for guarantees purchased by dealers was $348, $2,717, $1,508, and $8,329, respectively. For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, the loss, net of gains, recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was $184, $2,354, $273, and $4,653 respectively.

As of September 30, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $13,871. Of the maximum potential amount of future payments, the losses that were probable were immaterial. As such, as of September 30, 2023, the Company had immaterial contingent loss liabilities.

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

9. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options	$591	$647	$1,795	$1,937
Restricted Stock Units	13,672	13,324	42,047	39,613
CO Incentive Units and Subject Units	(1,225)	(20,917)	—	5,803
Total	$13,038	$(6,946)	$43,842	$47,353

The increase of $19,692 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 in CO Incentive Units and Subject Units (as each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report) stock-based compensation expense was due to the larger reduction resulting from the prior year revaluation of liability-based stock awards as compared to the reduction resulting from the current year revaluation.

The decrease of $5,803 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 in CO Incentive Units and Subject Units stock-based compensation expense was due to a decrease in the valuation of the awards following the mark to market valuation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$185	$212	$513	$417
Sales and marketing expense	2,780	104	8,736	8,173
Product, technology, and development expense	5,745	4,201	18,068	16,720
General and administrative expense	4,328	(11,463)	16,525	22,043
Total	$13,038	$(6,946)	$43,842	$47,353

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, stock-based compensation expense excluded $1,406, $939, $3,843, and $3,410, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company withheld 214,187, 228,049, 790,309, and 531,318 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of restricted stock units ("RSUs"). The shares withheld return to the authorized, but unissued pool under the Company's Omnibus Incentive Compensation Plan and can be reissued by the Company.

For the three months ended September 30, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $3,915 of which $886 was paid and $3,029 was unpaid. Additionally, $3,958 was paid related to employee tax withholdings that were unpaid as of June 30, 2023. For the nine months ended September 30, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $14,767, of which $11,738 was paid and reflected as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows and $3,029 was unpaid and reflected as a supplemental noncash disclosure in the Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended September 30, 2022, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $4,273, of which $2,911 was paid and $1,362 was unpaid. For the nine months ended September 30, 2022, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $15,533, of which $14,171 was paid and $1,362 was unpaid.

Common Stock Share Repurchases

On December 8, 2022, the Company announced that the Board authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the Share Repurchase Program will be retired. The Company has funded share repurchases and expects to continue to fund any additional share repurchases through cash on hand and cash generated from operations.

On November 7, 2023, the Company announced that the Board authorized a share repurchase program with an effective date of January 1, 2024 and an expiration date of December 31, 2024. See Note 13 of these Unaudited Condensed Consolidated Financial Statements for additional information.

During the three months ended September 30, 2023, the Company repurchased and retired 956,248 shares for $17,115, exclusive of commissions and excise tax, at an average cost of $17.90 per share, under the Share Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased and retired 6,257,496 shares for $104,234, exclusive of commissions and excise tax, at an average cost of $16.66 per share, under the Share Repurchase Program. As of September 30, 2023, the Company had remaining authorization to purchase up to $127,075 of the Company's Class A common stock under the Share Repurchase Program.

10. Earnings Per Share

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time or automatically upon certain events described in the Company’s amended and restated certificate of incorporation, including upon either the death or voluntary termination of the Company’s Executive Chair. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net income per share. As a result, basic and diluted net income per share of Class A common stock and per share of Class B common stock are equivalent.

During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, and (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The if-converted method is used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 2 to the consolidated financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and CO Incentive and Subject Units, that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Consolidated net income	$18,973	$18,824	$44,656	$55,723
Net loss attributable to redeemable noncontrolling interest	(3,329)	(1,576)	(10,191)	(3,871)
Accretion of redeemable noncontrolling interest to redemption value	—	(86,564)	—	25,056
Net income attributable to common stockholders — basic	$22,302	$106,964	$54,847	$34,538
Net loss attributable to redeemable noncontrolling interest	(3,329)	(1,576)	(10,191)	—
Accretion of redeemable noncontrolling interest to redemption value	—	(86,564)	—	—
Net income attributable to common stockholders — diluted	$18,973	$18,824	$44,656	$34,538
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	113,223,711	118,683,642	113,998,928	118,370,925
Dilutive effect of share equivalents resulting from stock options	224,061	252,048	226,715	288,523
Dilutive effect of share equivalents resulting from unvested restricted stock units	874,507	166,415	676,093	455,857
Dilutive effect of share equivalents resulting from CO Incentive units, Subject Units, and noncontrolling interest	—	13,141,531	—	3,043,965
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	114,322,279	132,243,636	114,901,736	122,159,270
Net income per share attributable to common stockholders:
Basic	$0.20	$0.90	$0.48	$0.29
Diluted	$0.17	$0.14	$0.39	$0.28

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding	548,695	589,090	555,601	592,259
Restricted stock units outstanding	2,035,557	3,681,606	2,511,429	2,203,409
CO Incentive Units, Subject Units and noncontrolling interest	—	—	—	9,001,896

For the three and nine months ended September 30, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero. For the three and nine months ended September 30, 2022, there was no effect of potentially dilutive shares as the numerator was negative. Additionally, during the three months ended March 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other RSU awards. As a result, there are no market-based RSUs outstanding as of September 30, 2023 or 2022.

11. Income Taxes

During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $8,289, $10,032, $23,421, and $23,059, representing an effective tax rate of 27.1%, 33.0%, 29.9%, and 27.9%, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 were greater than the statutory tax rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of stock-based awards, and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

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

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the year ended December 31, 2022, Digital Wholesale segment income (loss) from operations did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale segment income (loss) from operations to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization incurred by the U.S. Marketplace segment and accordingly updated Digital Wholesale segment income (loss) from operations for the three and nine months ended September 30, 2022 for comparative purposes. Digital Wholesale segment income (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Revenue:
U.S. Marketplace	$164,323	$154,402	$478,387	$459,044
Digital Wholesale	41,510	261,145	175,133	875,767
Other	13,586	10,907	37,599	33,480
Total	$219,419	$426,454	$691,119	$1,368,291

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Income (Loss) from Operations:
U.S. Marketplace	$33,285	$34,660	$84,443	$92,842
Digital Wholesale	(11,652)	(3,599)	(29,184)	(8,348)
Other	1,462	(2,405)	(367)	(5,637)
Total	$23,095	$28,656	$54,892	$78,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Depreciation and Amortization:
U.S. Marketplace	$2,971	$2,668	$8,534	$8,487
Digital Wholesale	9,334	8,419	26,728	24,798
Other	165	96	451	317
Total	$12,470	$11,183	$35,713	$33,602

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, a reconciliation between total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment income from operations	$23,095	$28,656	$54,892	$78,857
Other income (expense), net	4,167	200	13,185	(75)
Consolidated income before income taxes	$27,262	$28,856	$68,077	$78,782

As of September 30, 2023 and December 31, 2022, segment assets are as follows:

	As of September 30, 2023	As of December 31, 2022 (1)

Segment Assets:
U.S. Marketplace	$663,410	$525,103
Digital Wholesale	333,367	358,289
Other	51,948	43,710
Total	$1,048,725	$927,102
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

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Geographic Region:
United States	$205,833	$415,547	$653,520	$1,334,811
International	13,586	10,907	37,599	33,480
Total	$219,419	$426,454	$691,119	$1,368,291

13. Subsequent events

CarOffer Purchase Agreement

On November 6, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, CarOffer, CarOffer Investors Holding, LLC, a Delaware limited liability company, CarOffer Midco, LLC, a Delaware limited liability company, each of the persons set forth on Schedule 1.1(a) to the Purchase Agreement (the “Indirect Members”), Bruce T. Thompson, an individual residing in Texas, as the sellers’ representative, and the responsible party signatory thereto, pursuant to which the Company agreed to acquire the remaining interest in CarOffer that the Company does not presently own (the “CarOffer Transaction”).

Upon consummation of the CarOffer Transaction (the “Closing”), the Company will acquire the remaining interest in CarOffer that the Company does not presently own for an aggregate consideration of $75.0 million in cash (the “Consideration”), subject to certain adjustments set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, and covenants by the Company and CarOffer. A portion of the Consideration will be held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the Purchase Agreement.

The Closing is subject to customary closing conditions and is expected to occur in the fourth quarter of 2023. The Company may terminate the Purchase Agreement if the Closing has not occurred on or before December 31, 2023, subject to the terms of the Purchase Agreement.

Following the Closing, the Company will enter into the Fourth Amended and Restated Limited Liability Company Agreement (the “CarOffer Operating Agreement”), pursuant to which, among other matters, the existing put and call rights will terminate and the CarOffer Operating Agreement will reflect that CarOffer is a wholly-owned subsidiary of the Company.

The Company will evaluate the impact of the CarOffer Transaction during the fourth quarter of 2023, which will likely result in charges to the Company’s consolidated financial statements, some of which could be material.

2024 Share Repurchase Program

On November 7, 2023, the Company announced that the Board authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2024 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

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

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, and Digital Retail, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from facilitating the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or CarGurus Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended September 30, 2023, we generated revenue of $219.4 million, a 49% decrease from $426.5 million of revenue for the three months ended September 30, 2022. For the three months ended September 30, 2023, we generated consolidated net income of $19.0 million and Consolidated Adjusted EBITDA of $48.6 million, compared to consolidated net income of $18.8 million and Consolidated Adjusted EBITDA of $32.9 million for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, we generated revenue of $691.1 million, a 49% decrease from $1,368.3 million of revenue for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we generated consolidated net income of $44.7 million and Consolidated Adjusted EBITDA of $134.6 million, compared to consolidated net income of $55.7 million and Consolidated Adjusted EBITDA of $159.8 million for the nine months ended September 30, 2022.

See “Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

CarOffer Purchase Agreement

On November 6, 2023, we entered into a Membership Interest Purchase Agreement, or Purchase Agreement, by and among us, CarOffer, CarOffer Investors Holding, LLC, a Delaware limited liability company, CarOffer Midco, LLC, a Delaware limited liability company, each of the persons set forth on Schedule 1.1(a) to the Purchase Agreement, which we refer to as the Indirect Members, Bruce T. Thompson, an individual residing in Texas, as the sellers’ representative, and the responsible party signatory thereto, pursuant to which we agreed to acquire the remaining interest in CarOffer that we do not presently own, which we refer to as the CarOffer Transaction.

Upon consummation of the CarOffer Transaction, or the Closing, we will acquire the remaining interest in CarOffer that we do not presently own for an aggregate consideration of $75.0 million in cash, or the Consideration, subject to certain adjustments set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, and covenants by us and CarOffer. A portion of the Consideration will be held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the Purchase Agreement.

The Closing is subject to customary closing conditions and is expected to occur in the fourth quarter of 2023. We may terminate the Purchase Agreement if the Closing has not occurred on or before December 31, 2023, subject to the terms of the Purchase Agreement.

Following the Closing, we will enter into the Fourth Amended and Restated Limited Liability Company Agreement, or the CarOffer Operating Agreement, pursuant to which, among other matters, the existing put and call rights will terminate and the CarOffer Operating Agreement will reflect that CarOffer is our wholly-owned subsidiary.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Unique Users	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	31,663	29,377	31,852	29,985
International	6,963	6,724	7,178	6,731
Total	38,626	36,101	39,030	36,716

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

	Three Months Ended September 30		Nine Months Ended September 30
Average Monthly Sessions	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	83,928	75,871	84,186	80,288
International	16,013	15,159	16,607	15,293
Total	99,941	91,030	100,793	95,581

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions	2023	2022	2023	2022
Transactions	13,562	39,437	51,860	172,189

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

	As of September 30,
Number of Paying Dealers	2023	2022

United States	24,368	24,691
International	6,823	6,595
Total	31,191	31,286

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

	As of September 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2023	2022
United States	$6,332	$5,800
International	$1,721	$1,507
Consolidated	$5,317	$4,889

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

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$18,973	$18,824	$44,656	$55,723
Depreciation and amortization	12,470	11,183	35,713	33,602
Impairment of long-lived assets	—	—	184	—
Stock-based compensation expense	13,038	(6,946)	43,842	47,353
Other (income) expense, net	(4,167)	(200)	(13,185)	75
Provision for income taxes	8,289	10,032	23,421	23,059
Consolidated Adjusted EBITDA	48,603	32,893	134,631	159,812
Adjusted EBITDA attributable to redeemable noncontrolling interest	(527)	(5,948)	386	9,053
Adjusted EBITDA	$49,130	$38,841	$134,245	$150,759

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$(3,329)	$(1,576)	$(10,191)	$(3,871)
Depreciation and amortization (1)	2,975	2,938	8,874	8,765
Impairment of long-lived assets (1)	—	—	67	—
Stock-based compensation expense (1)	(257)	(7,767)	639	2,731
Other expense, net (1)	84	471	972	1,351
Provision for income taxes (1)	—	(14)	25	77
Adjusted EBITDA attributable to redeemable noncontrolling interest	$(527)	$(5,948)	$386	$9,053
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

Provision for Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date. For the three and nine months ended September 30, 2023, there was no income tax expense related to uncertain tax provisions. As of September 30, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.6 million, which would favorably affect our effective tax rate, if recognized. For the three and nine months ended September 30, 2022, no income tax expense and liability related to uncertain tax positions was recognized.

Results of Operations

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$177,909	$165,309	$515,986	$492,524
Wholesale	21,735	47,045	78,873	213,976
Product	19,775	214,100	96,260	661,791
Total revenue	219,419	426,454	691,119	1,368,291
Cost of revenue:
Marketplace	14,823	14,956	45,830	40,422
Wholesale	21,284	41,789	67,780	146,489
Product	19,014	218,924	94,090	660,869
Total cost of revenue	55,121	275,669	207,700	847,780
Gross profit	164,298	150,785	483,419	520,511
Operating expenses:
Sales and marketing	76,828	83,319	230,243	266,505
Product, technology, and development	35,434	30,208	109,432	92,215
General and administrative	24,904	4,760	77,090	71,395
Depreciation and amortization	4,037	3,842	11,762	11,539
Total operating expenses	141,203	122,129	428,527	441,654
Income from operations	23,095	28,656	54,892	78,857
Other income (expense), net:
Interest income	5,261	1,158	13,337	1,506
Other expense, net	(1,094)	(958)	(152)	(1,581)
Total other income (expense), net	4,167	200	13,185	(75)
Income before income taxes	27,262	28,856	68,077	78,782
Provision for income taxes	8,289	10,032	23,421	23,059
Consolidated net income	18,973	18,824	44,656	55,723
Net loss attributable to redeemable noncontrolling interest	(3,329)	(1,576)	(10,191)	(3,871)
Net income attributable to CarGurus, Inc.	$22,302	$20,400	$54,847	$59,594

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$164,323	$154,402	$478,387	$459,044
Digital Wholesale	41,510	261,145	175,133	875,767
Other	13,586	10,907	37,599	33,480
Total	$219,419	$426,454	$691,119	$1,368,291
Segment Income (Loss) from Operations:
U.S. Marketplace	$33,285	$34,660	$84,443	$92,842
Digital Wholesale	(11,652)	(3,599)	(29,184)	(8,348)
Other	1,462	(2,405)	(367)	(5,637)
Total	$23,095	$28,656	$54,892	$78,857

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, our Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Marketplace	81%	39%	75%	36%
Wholesale	10	11	11	16
Product	9	50	14	48
Total revenue	100	100	100	100
Cost of revenue:
Marketplace	7	4	7	3
Wholesale	10	10	10	11
Product	9	51	14	48
Total cost of revenue	25	65	30	62
Gross profit	75	35	70	38
Operating expenses:
Sales and marketing	35	20	33	19
Product, technology, and development	16	7	16	7
General and administrative	11	1	11	5
Depreciation and amortization	2	1	2	1
Total operating expenses	64	29	62	32
Income from operations	11	7	8	6
Other income (expense), net:
Interest income	2	0	2	0
Other expense, net	(0)	(0)	(0)	(0)
Total other income (expense), net	2	0	2	(0)
Income before income taxes	12	7	10	6
Provision for income taxes	4	2	3	2
Consolidated net income	9	4	6	4
Net loss attributable to redeemable noncontrolling interest	(2)	(0)	(1)	(0)
Net income attributable to CarGurus, Inc.	10%	5%	8%	4%

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Revenue:
U.S. Marketplace	75%	36%	69%	34%
Digital Wholesale	19	61	25	64
Other	6	3	5	2
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	20%	22%	18%	20%
Digital Wholesale	(28)	(1)	(17)	(1)
Other	11	(22)	(1)	(17)
Total	11%	7%	8%	6%

For the three months ended September 30, 2023 and 2022

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$177,909	$165,309	$12,600	8%
Wholesale	21,735	47,045	(25,310)	(54)
Product	19,775	214,100	(194,325)	(91)
Total	$219,419	$426,454	$(207,035)	(49)%
Percentage of total revenue:
Marketplace	81%	39%
Wholesale	10	11
Product	9	50
Total	100%	100%

Overall revenue decreased $207.0 million, or 49%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Marketplace revenue increased $12.6 million, or 8%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 81% of total revenue for the three months ended September 30, 2023 compared to 39% of total revenue for the three months ended September 30, 2022. The increase was due primarily to a $8.0 million increase in Listings revenue as a result of the 9% growth in our QARSD to $5,317 at September 30, 2023 from $4,889 at September 30, 2022. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase was also due in part to a $4.8 million increase in digital retail revenue due to growth in Digital Deal product offering as it was launched in the second quarter of 2022.

Wholesale revenue decreased $25.3 million, or 54%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 10% of total revenue for the three months ended September 30, 2023 compared to 11% of total revenue for the three months ended September 30, 2022. The decrease was due primarily to a 66% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 13,562 for the three months ended September 30, 2023 from 39,437 for the three months ended September 30, 2022, as a result of less favorable market conditions and operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue as well as a decrease in transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased by $194.3 million, or 91%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 9% of total revenue for the three months ended September 30, 2023 compared to 50% of total revenue for the three months ended September 30, 2022. The decrease was due primarily to a $164.2 million decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average selling price. The decrease in product revenue was also due in part to a $30.1 million decrease in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees, as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Segment Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$164,323	$154,402	$9,921	6%
Digital Wholesale	41,510	261,145	(219,635)	(84)
Other	13,586	10,907	2,679	25
Total	$219,419	$426,454	$(207,035)	(49)%
Percentage of total revenue:
U.S. Marketplace	75%	36%
Digital Wholesale	19	61
Other	6	3
Total	100%	100%

U.S. Marketplace segment revenue increased $9.9 million, or 6%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 75% of total revenue for the three months ended September 30, 2023 compared to 36% of total revenue for the three months ended September 30, 2022. The increase was due primarily to a $12.6 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $219.6 million, or 84%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 19% of total revenue for the three months ended September 30, 2023 compared to 61% of total revenue for the three months ended September 30, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$14,823	$14,956	$(133)	(1)%
Wholesale	21,284	41,789	(20,505)	(49)
Product	19,014	218,924	(199,910)	(91)
Total	$55,121	$275,669	$(220,548)	(80)%
Percentage of total revenue:
Marketplace	7%	4%
Wholesale	10	10
Product	9	51
Total	25%	65%

Overall cost of revenue decreased $220.5 million, or 80%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Marketplace cost of revenue remained relatively consistent in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 7% of total revenue for the three months ended September 30, 2023 compared to 4% of total revenue for the three months ended September 30, 2022.

Wholesale cost of revenue decreased $20.5 million, or 49%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 10% of total revenue for both the three months ended September 30, 2023 and 2022. The decrease was due primarily to process improvements implemented, resulting in a purposeful decrease in the volume of Dealer-to-Dealer transactions and IMCO transactions. This decrease in volume resulted in a decrease in transportation expense, personnel costs, third-party service provider expense, and inspection expense.

Product cost of revenue decreased $199.9 million, or 91%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 9% of the total revenue for the three months ended September 30, 2023 compared to 51% of total revenue for the three months ended September 30, 2022. The decrease was due primarily to a $158.7 million decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average selling price. The decrease in product cost of revenue was also due in part to a $41.3 million decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$76,828	$83,319	$(6,491)	(8)%
Percentage of total revenue	35%	20%

Sales and marketing expense decreased $6.5 million, or 8%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was due primarily to a $5.2 million decrease in marketing expenses mainly driven by reductions in IMCO marketing spend. The decrease was also due in part to a $4.1 million decrease in advertising expenses due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022 and a $2.6 million decrease in commissions expense due primarily to decreased Transactions. The decrease in sales and marketing expense was offset by a $2.7 million increase in stock-based compensation due to the larger reduction resulting from the prior year revaluation of liability-based stock awards as compared to the reduction resulting from the current year revaluation. The decrease in sales and marketing expense was also offset in part by a $1.7 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Product, Technology, and Development Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$35,434	$30,208	$5,226	17%
Percentage of total revenue	16%	7%

Product, technology, and development expense increased $5.2 million, or 17%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due primarily to a $4.3 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to an 8% increase in headcount as well as merit increases. The increase was also due in part to a $1.6 million increase in rent expense due to the commencement of the 1001 Boylston Street lease, and a $1.5 million increase in stock-based compensation due to the larger reduction resulting from the prior year revaluation of liability-based stock awards as compared to the reduction resulting from the current year revaluation. The increase was offset in part by a $1.5 million decrease in product, technology, and development expense as a result of increased capitalization for our website development, and a $0.8 million decrease in recruiting and consulting expense.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$24,904	$4,760	$20,144	423%
Percentage of total revenue	11%	1%

General and administrative expense increased $20.1 million, or 423%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due primarily to a $15.8 million increase in stock-based compensation, driven by the larger reduction resulting from the prior year revaluation of liability-based stock awards as compared to the reduction resulting from the current year revaluation. This increase was also due in part to a $1.7 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 6% increase in headcount as well as merit increases, a $1.5 million increase in audit, legal, and insurance fees, and a $0.7 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,037	$3,842	$195	5%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $0.2 million, or 5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased amortization related to development of our internal-use software.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net:
Interest income	$5,261	$1,158	$4,103	354%
Other expense, net	(1,094)	(958)	(136)	(14)
Total other income (expense), net	4,167	200	$3,967	1,984%
Percentage of total revenue:
Interest income	2%	0%
Other expense, net	(0)	(0)
Total other income (expense), net	2%	0%

Total other income (expense), net increased $4.0 million, or 1,984%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The $4.1 million increase in interest income was due primarily to interest rate increases since September 30, 2022, as well as an increase related to new interest-bearing accounts. The $0.1 million decrease in other expense, net was due primarily to a $0.4 million decrease in realized and unrealized loss associated with the fluctuation of certain foreign currencies offset in part by an increase in interest expense.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$8,289	$10,032	$(1,743)	(17)%
Percentage of total revenue	4%	2%

Provision for income taxes decreased $1.7 million, or 17%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to lower aggregated $0.9 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended September 30, 2023 compared to $2.5 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended September 30, 2022.

Segment Income (Loss) from Operations

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (loss) from Operations:
U.S. Marketplace	$33,285	$34,660	$(1,375)	(4)%
Digital Wholesale	(11,652)	(3,599)	(8,053)	(224)
Other	1,462	(2,405)	3,867	161
Total	$23,095	$28,656	$(5,561)	(19)%
Percentage of segment revenue:
U.S. Marketplace	20%	22%
Digital Wholesale	(28)	(1)
Other	11	(22)
Total	11%	7%

U.S. Marketplace segment income from operations decreased $1.4 million, or 4%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented 20% of U.S. Marketplace segment revenue for the three months ended September 30, 2023 and 22% of U.S. Marketplace segment revenue for the three months ended September 30, 2022. The decrease was due to increases in revenue of $9.9 million, offset by decreases in cost of revenue of $0.3 million and increases in operating expenses of $11.6 million.

Digital Wholesale segment loss from operations increased $8.1 million, or 224%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and represented (28)% of Digital Wholesale segment revenue for the three months ended September 30, 2023 and (1)% of Digital Wholesale segment revenue for the three months ended September 30, 2022. The increase in the loss was due to decreases in revenue of $219.6 million, offset by decreases in cost of revenue of $220.4 million. The increase in the loss was also attributable to increases in operating expenses of $8.8 million.

For the nine months ended September 30, 2023 and 2022

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$515,986	$492,524	$23,462	5%
Wholesale	78,873	213,976	(135,103)	(63)
Product	96,260	661,791	(565,531)	(85)
Total	$691,119	$1,368,291	$(677,172)	(49)%
Percentage of total revenue:
Marketplace	75%	36%
Wholesale	11	16
Product	14	48
Total	100%	100%

Overall revenue decreased $677.2 million, or 49%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Marketplace revenue increased $23.5 million, or 5%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 75% of total revenue for the nine months ended September 30, 2023 compared to 36% of total revenue for the nine months ended September 30, 2022. The increase was due primarily to a $19.8 million increase in Listings revenue, as a result of growth in our QARSD throughout the year. The increase in QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in marketplace revenue was also due in part to a $10.1 million increase in Digital Retail revenue due to growth in Digital Deal product offering as it was launched in the second quarter of 2022. The increase in marketplace revenue was offset in part by a $5.1 million decrease in advertising revenue as a result of lower spend by our advertisers and economic conditions and a $1.3 million decrease in consumer financing.

Wholesale revenue decreased $135.1 million, or 63%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 11% of total revenue for the nine months ended September 30, 2023 compared to 16% of total revenue for the nine months ended September 30, 2022. The decrease was due primarily to a 70% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 51,860 for the nine months ended September 30, 2023 from 172,189 for the nine months ended September 30, 2022, as a result of operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue as well as a decrease in transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased by $565.5 million, or 85%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 14% of total revenue for the nine months ended September 30, 2023 compared to 48% of total revenue for the nine months ended September 30, 2022. The decrease was due primarily to a $482.9 million decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average selling price. The decrease in product revenue was also due in part to a $82.6 million decrease in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price, as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Segment Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$478,387	$459,044	$19,343	4%
Digital Wholesale	175,133	875,767	(700,634)	(80)
Other	37,599	33,480	4,119	12
Total	$691,119	$1,368,291	$(677,172)	(49)%
Percentage of total revenue:
U.S. Marketplace	69%	34%
Digital Wholesale	25	64
Other	5	2
Total	100%	100%

U.S. Marketplace segment revenue increased $19.3 million, or 4%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 69% of total revenue for the nine months ended September 30, 2023 compared to 34% of total revenue for the nine months ended September 30, 2022. The increase was due primarily to a $23.5 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $700.6 million, or 80%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 25% of total revenue for the nine months ended September 30, 2023 compared to 64% of total revenue for the nine months ended September 30, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$45,830	$40,422	$5,408	13%
Wholesale	67,780	146,489	(78,709)	(54)
Product	94,090	660,869	(566,779)	(86)
Total	$207,700	$847,780	$(640,080)	(76)%
Percentage of total revenue:
Marketplace	7%	3%
Wholesale	10	11
Product	14	48
Total	30%	62%
Overall cost of revenue decreased $640.1 million, or 76%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Marketplace cost of revenue increased $5.4 million, or 13%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 7% of total revenue for the nine months ended September 30, 2023 compared to 3% of total revenue for the nine months ended September 30, 2022. The increase was due primarily to a $2.8 million increase in data and hosting costs as a result of our migration onto a cloud-based hosting platform and a $2.1 million increase in fees related to provisioning advertising campaigns on our websites from changing to more effective, higher cost service providers.

Wholesale cost of revenue decreased $78.7 million, or 54%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 10% of total revenue for the nine months ended September 30, 2023 compared to 11% of total revenue for the nine months ended September 30, 2022. The decrease was due primarily to process improvements implemented, resulting in a purposeful decrease in the volume of Dealer-to-Dealer transactions and IMCO transactions. This decrease in volume resulted in a decrease in transportation expense, inspection expense, third-party service provider expense, personnel expense, and guarantee expense.

Product cost of revenue decreased $566.8 million, or 86%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 14% of the total revenue for the nine months ended September 30, 2023 compared to 48% of total revenue for the nine months ended September 30, 2022. The decrease was due primarily to a $466.5 million decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average selling price. The decrease in product cost of revenue was also due in part to a $100.2 million decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$230,243	$266,505	$(36,262)	(14)%
Percentage of total revenue	33%	19%

Sales and marketing expense decreased $36.3 million, or 14%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was due primarily to a $20.7 million decrease in advertising expenses due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022. The decrease was also due in part to a $14.2 million decrease in marketing expenses due primarily to a decrease in IMCO marketing and a $10.4 million decrease in commissions expense due primarily to decreased Transactions as well as a 6% decrease in headcount. The decrease in commissions expense was also due in part to increased capitalization on commissions. The decrease in sales and marketing expense was offset in part by a $4.9 million increase in rent expense due to the commencement of the 1001 Boylston Street lease. The decrease in sales and marketing expense was also offset by a $2.3 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense and commissions expenses, due to headcount fluctuations throughout the period, a $0.7 million increase in employee expenses associated with the return to office, and a $0.6 million increase in stock-based compensation expense primarily due to new grants awarded in the current year, offset in part by a decrease in the valuation of the liability-based stock awards, following mark to market valuation adjustments.

Product, Technology, and Development Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$109,432	$92,215	$17,217	19%
Percentage of total revenue	16%	7%

Product, technology, and development expense increased $17.2 million, or 19%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due primarily to a $11.7 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to an 8% increase in headcount as well as merit increases. The increase in was also due in part to a $4.3 million increase in rent expense due to the commencement of the 1001 Boylston Street lease and a $1.3 million increase in stock-based compensation, due to new grants awarded in the current year.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$77,090	$71,395	$5,695	8%
Percentage of total revenue	11%	5%

General and administrative expense increased $5.7 million, or 8%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due primarily to a $4.9 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 6% increase in headcount as well as merit increases. This increase was also due in part to a $2.5 million increase in audit, legal, and insurance fees, a $1.9 million increase in rent expense due to the commencement of the 1001 Boylston Street lease, a $1.0 million increase in recruiting and consulting expense, and a $0.8 million increase in payment processing and billing. The increase in general and administrative expense was offset in part by a $5.5 million decrease in stock-based compensation primarily due to a decrease in the valuation of the liability-based stock awards, following mark to market valuation adjustments.

Depreciation and Amortization Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$11,762	$11,539	$223	2%
Percentage of total revenue	2%	1%

Depreciation and amortization expenses remained relatively consistent in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net:
Interest income	$13,337	$1,506	$11,831	786%
Other expense, net	(152)	(1,581)	1,429	90
Total other income (expense), net	13,185	(75)	$13,260	17,680%
Percentage of total revenue:
Interest income	2%	0%
Other expense, net	(0)	(0)
Total other income (expense), net	2%	(0)%

Total other income (expense), net increased $13.3 million, or 17,680%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The $11.8 million increase in interest income was due primarily to interest rate increases since September 30, 2022, as well as an increase related to new interest-bearing accounts. The $1.4 million increase in other expense, net was due primarily to a $2.2 million decrease in realized and unrealized loss associated with the fluctuation of certain foreign currencies offset in part by an increase in interest expense.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$23,421	$23,059	$362	2%
Percentage of total revenue	3%	2%

Provision for income taxes increased $0.4 million, or 2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher aggregated $4.5 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the nine months ended September 30, 2023 compared to $3.1 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the nine months ended September 30, 2022.

Segment Income (Loss) from Operations

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations
U.S. Marketplace	$84,443	$92,842	$(8,399)	(9)%
Digital Wholesale	(29,184)	(8,348)	(20,836)	(250)
Other	(367)	(5,637)	5,270	93
Total	$54,892	$78,857	$(23,965)	(30)%
Percentage of segment revenue:
U.S. Marketplace	18%	20%
Digital Wholesale	(17)	(1)
Other	(1)	(17)
Total	8%	6%

U.S. Marketplace segment income from operations decreased $8.4 million, or 9%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented 18% of U.S. Marketplace segment revenue for the nine months ended September 30, 2023 and 20% of U.S. Marketplace segment revenue for the nine months ended September 30, 2022. The decrease was due to increases in revenue of $19.3 million, offset by increases in cost of revenue of $4.6 million and increases in operating expenses of $23.1 million.

Digital Wholesale segment loss from operations decreased $20.8 million, or 250%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and represented (17)% of Digital Wholesale segment revenue for the nine months ended September 30, 2023 and (1)% of Digital Wholesale segment revenue for the nine months ended September 30, 2022. The decrease in the loss was due to decreases in revenue of $700.6 million, offset by decreases in cost of revenue of $645.5 million and decreases in operating expenses of $34.3 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $355.3 million and short-term investments of $91.8 million. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $469.5 million. As of September 30, 2023, our borrowing capacity under the 2022 Revolver (as defined below) was $399.3 million.

Sources and Uses of Cash

During the nine months ended September 30, 2023 and 2022, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$122,031	$160,803
Net cash (used in) provided by investing activities	(115,017)	77,557
Net cash used in financing activities	(123,686)	(57,689)
Impact of foreign currency on cash	(506)	(1,640)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(117,178)	$179,031

Our operations have been financed primarily from operating activities. During the nine months ended September 30, 2023 and 2022, we generated cash from operating activities of $122.0 million and $160.8 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report.

Our future capital requirements will depend on many factors, including, but not limited to: our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build-out under our 1001 Boylston Street lease in excess of tenant allowance; payments received in advance from a third-party transaction processor; activity under the Share Repurchase Program (as defined below); and our investments in international markets. In connection with the 1001 Boylston Street lease, we expect to spend approximately $69.8 million, net of tenant reimbursements. As of September 30, 2023, we have incurred $13.9 million in expenses, of which $13.7 million was capitalized. As of September 30, 2023, we have signed $3.2 million in contract commitments, which have not yet been incurred. On October 4, 2023, we signed a contract commitment for $64.7 million related to the 1001 Boylston Street lease.

Our long-term future capital requirements will depend on many factors, including the future cash requirements described above, as well as the potential exercise of a call right to acquire all, and not less than all, of the remaining equity interests in CarOffer and the representative of the holders of the remaining equity will have a put right to sell to us all, and not less than all, of the remaining equity interests of CarOffer. Details of this acquisition are more fully described in Note 2 to our consolidated financial statements contained within our Annual Report. On November 6, 2023, we signed the Purchase Agreement for the CarOffer Transaction. See Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed in the “Risk Factors” section of this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of September 30, 2023, there were no borrowings and $0.7 million in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399.3 million. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

On December 8, 2022, we announced that our Board of Directors authorized a share repurchase program, or the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases through cash on hand and cash generated from operations. During the three months ended September 30, 2023, we repurchased and retired 956,248 shares for $17.1 million, exclusive of commissions and excise tax, at an average cost of $17.90 per share under the Share Repurchase Program. During the nine months ended September 30, 2023, we repurchased and retired 6,257,496 shares for $104.2 million, exclusive of commissions and excise tax, at an average cost of $16.66 per share under the Share Repurchase Program. As of September 30, 2023, we had remaining authorization to purchase up to $127.1 million of our Class A common stock under the Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2024 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

To the extent that our operating income, existing cash, cash equivalents, short-term investments, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Business and Industry— We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part II, Item 1A within this Quarterly Report.

Operating Activities

Net cash provided by operating activities of $122.0 million during the nine months ended September 30, 2023 was due primarily to consolidated net income of $44.7 million, adjusted for $43.8 million of stock-based compensation expense for equity classified awards, $35.7 million of depreciation and amortization, and $8.6 million of amortization of deferred contract costs, partially offset by $32.1 million of deferred taxes. Net cash provided by operating activities was also attributable to a $12.0 million increase in lease obligations, a $8.8 million increase in deferred revenue, a $6.0 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $5.0 million decrease in inventory, a $1.2 million increase in accounts payable, and a $1.0 million increase in accrued expenses, accrued income taxes, and other liabilities. The increases in cash flow from operations were partially offset by a $13.7 million increase in deferred contract costs.

Net cash provided by operating activities of $160.8 million during the nine months ended September 30, 2022 was due primarily to consolidated net income of $55.7 million, adjusted for $41.6 million of stock-based compensation expense for equity classified awards, $33.6 million of depreciation and amortization, $8.3 million of amortization of deferred contract costs, and $1.1 million of provision for doubtful accounts, partially offset by $30.7 million of deferred taxes. Cash provided by operating activities was also attributable to a $63.5 million decrease in accounts receivable, net, a $18.9 million increase in accrued expenses, accrued income taxes, and other liabilities, and a $1.3 million increase in accounts payable. The increases in cash flow from operations were partially offset by a $14.7 million increase in prepaid expenses, prepaid income taxes, and other assets, a $9.1 million increase in deferred contract costs, a $8.5 million increase in inventory, and a $0.9 million decrease in lease obligations.

Investing Activities

Net cash used in investing activities of $115.0 million during the nine months ended September 30, 2023 was due to $96.7 million in purchases of short-term investments, $11.8 million of capitalization of website development costs, $9.0 million of purchases of property and equipment, and $2.9 million in advance payments to customers, offset in part by $5.0 million of sales of short-term investments and $0.5 million in proceeds from the sale of property and equipment.

Net cash provided by investing activities of $77.6 million during the nine months ended September 30, 2022 was due to $90.0 million in maturities of certificates of deposit, offset by $8.3 million of capitalization of website development costs and $4.2 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $123.7 million during the nine months ended September 30, 2023 was due primarily to $107.4 million of payment for the repurchase of our Class A common stock under the Share Repurchase Program, $11.7 million of payment of withholding taxes on net share settlements of restricted stock units, and $4.5 million of change in gross advance payments received from a third-party transaction processor.

Net cash used in financing activities of $57.7 million during the nine months ended September 30, 2022 was due primarily to $21.8 million of payments made to a third-party payment processor, $19.8 million of payment of tax distributions to redeemable noncontrolling interest holders, $14.2 million of payment of withholding taxes on net share settlements of equity awards, and $2.6 million of payment of deferred financing costs, offset in part by $0.7 million of proceeds from the issuance of common stock related to the exercise of vested stock options.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

For a detailed explanation of the judgments made in these areas, refer to Note 2 of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of September 30, 2023, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 7 of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of September 30, 2023, there were no borrowings and $0.7 million in letters of credit outstanding, which reduces the borrowing capacity under the 2022 Revolver to $399.3 million.

As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $447.2 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2022, we had cash and cash equivalents of $469.5 million, which consisted of bank deposits, money market accounts, and mutual funds.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. As of September 30, 2023 and December 31, 2022, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, although such exposure was immaterial.

Our foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized within other expense, net in our Unaudited Condensed Consolidated Income Statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive (loss) income in our Unaudited Condensed Consolidated Balance Sheets.

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

Remediation Plan

We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee of our Board of Directors, evaluated the material weakness identified during the second quarter of 2022, and implemented a remediation plan to address the material weakness and enhance our control environment. Management subsequently evaluated the additional control deficiencies, status of remediation, and the material weakness which exists as of September 30, 2023, to determine key remediation activities. The remediation plan addresses the additional deficiencies identified through the annual assessment of the effectiveness of our internal control over financial reporting. Our remediation measures are ongoing and include the following:

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

Management is committed to successfully implementing the remediation plan as promptly as possible. As of September 30, 2023, management has implemented or enhanced certain controls to address specific issues related to the material weakness. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Business and Industry— We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, reasonably be expected to have a material adverse effect on our business or financial results.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including: the cost of energy and gasoline; the availability and cost of credit; increased interest rates; reductions in business and consumer confidence; stock market volatility; unemployment; and the lingering effects of the COVID-19 pandemic.

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

The CarOffer Transaction may not close and the failure to complete the CarOffer Transaction could negatively impact the price of our Class A common stock and have other adverse effects.

On November 6, 2023, we signed the Purchase Agreement for the CarOffer Transaction. The CarOffer Transaction is subject to certain customary closing conditions. See Note 13 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information. There can be no assurance that the CarOffer Transaction will be consummated on the terms or timeframe currently contemplated, or at all. If the CarOffer Transaction is not completed for any reason, we would be subject to a number of risks, including: we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock; we may experience negative reactions from our customers, partners, and other business relationships; and we may be required to devote significant time and resources to litigation related to any failure to complete the CarOffer Transaction or related to any proceeding commenced against us to perform our obligations under the Purchase Agreement.

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

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic effects and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers, and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue, or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

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

The failure to build, maintain, and protect our brands would harm our ability to attract a large consumer audience and to expand the use of our marketplaces by consumers and dealers.

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

While our revenue increased to $1,655.0 million for the year ended December 31, 2022, from $951.4 million for the year ended December 31, 2021, representing a 74% increase between such periods, our revenue decreased to $219.4 million for the three months ended September 30, 2023, from $426.5 million, representing a 49% decrease between such periods. Our revenue in the future is uncertain and could potentially be impacted by macroeconomic issues, such as declining wholesale vehicle prices, the war in Ukraine and Russian sanctions, the conflict in Israel and surrounding areas and the possible expansion of such conflict, increased interest rates, lower consumer confidence, consumer debt levels, and other matters that influence consumer spending and preferences. In addition, we will not be able to grow as expected, or at all, if we fail to: increase the number of consumers using our marketplaces; attract new consumers to sell their vehicles online through IMCO; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; expand the number of dealers engaging on the CarOffer platform and increase the share of wholesale transactions which they complete on such platform; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers, in particular. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of macroeconomic issues and the lingering effects of COVID-19, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, in addition to the 2022 Revolver. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including heightened inflation and interest rate and currency rate fluctuation, may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, and may adversely affect our business, operating results, financial condition, and prospects.

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

In addition, any unplanned turnover, reduced involvement, or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will, which means they may terminate their employment relationships with us at any time. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Changes in our senior management and other key employees have the potential to disrupt our business, and any such disruption could adversely affect our operations, growth, financial condition, or results of operations.

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

Expectations relating to environmental, social, and governance considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social, and governance, or ESG, considerations relating to our business, including climate change and greenhouse gas emissions, human capital, and diversity, equity, and inclusion. We make statements about our ESG goals and initiatives through information provided on our website. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our ESG goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our ESG goals, further our initiatives, adhere to our public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price. Additionally, meeting evolving and varied stakeholder expectations and standards may require management time and expense and may result in a significant increase in costs, which may negatively impact our business and financial results.

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

We, and our third-party service providers, collect, process, store, transfer, share, disclose, and use consumer information and other data, and the actual or perceived failure of us or our third-party service providers to protect such information and data or respect users’ privacy could expose us to liability and adversely affect our reputation and brands and business and operating results.

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

Any failure or perceived failure by us to comply with United States and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees, and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer, or dealer information at risk and could, in turn, expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

Our ability to attract consumers to our own websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including: increasing consumer adoption of “do not track” mechanisms as a result of legislation; privacy restrictions imposed by web browser developers, advertising partners, or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations, and industry standards. Each of these developments could materially impact our ability to collect consumer data and deliver relevant internet advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business results could be materially impacted.

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

We currently hold various internet domain names relating to our brands. The regulation of domain names is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the names of our brands. In addition, third parties have created and may in the future create copycat or squatter domains to deceive consumers, which could harm our brands, interfere with our ability to register domain names, and result in additional costs.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. These deficiencies include controls over (i) certain IT general controls for systems that are relevant to the preparation of our financial statements and (ii) our financial statement close process, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

The 2022 Revolver includes a number of covenants that limit our ability to, among other things, grant or incur liens, incur additional indebtedness, make certain restricted investments or payments, enter into certain mergers and acquisitions, or engage in certain asset sales, subject in each case to certain exceptions. The 2022 Revolver also subjects us to financial covenants in respect of minimum liquidity and requires that we maintain a net leverage ratio. The 2022 Revolver may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. Further, interest rate fluctuations may materially adversely affect our results of operations and financial conditions due to the variable interest rate on the 2022 Revolver, in the event that we draw down funds thereunder.

A failure by us to comply with the covenants or payment requirements specified in the 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under the 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under the 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2023, there were no amounts outstanding under the 2022 Revolver.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder and Executive Chair, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chair, and his ability to control the election or replacement of our directors. As our Executive Chair, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to our Annual Report), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

We believe that Mr. Steinert’s continued control of a majority of the voting power of our outstanding capital stock is beneficial to us and is in the best interests of our stockholders. In the event that Mr. Steinert no longer controls a majority of the voting power, whether as a result of the disposition of some or all his shares of Class A or Class B common stock, the conversion of our Class B common stock into Class A common stock in accordance with its terms, or otherwise, our business, or the trading price of our Class A common stock, may be adversely affected.

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

The trading price of our Class A common stock has been and may continue to be volatile and fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular; sales of shares of our Class A common stock by us or our stockholders; adverse changes to recommendations regarding our stock by covering securities analysts; failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of new products; the public’s reaction to our issuances of earnings guidance or other public announcements and filings; real or perceived inaccuracies in our key metrics; actions of an activist stockholder; actual or anticipated changes or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally; litigation involving us or investigations by regulators into our operations or those of our competitors; developments or disputes concerning our proprietary rights; announced or completed acquisitions of businesses or technologies by us or our competitors; new laws or regulations or new interpretations of existing laws or regulations applicable to our business; changes in accounting standards, policies, or guidelines; any significant change in our management; changes in the automobile industry; public health emergencies; and general economic conditions.

We cannot guarantee that our share repurchase programs will be fully implemented or that they will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

From time to time our Board of Directors authorizes share repurchase programs, including the Share Repurchase Program and the 2024 Share Repurchase Program, or the Repurchase Programs. Share repurchases under the Repurchase Programs may be made through a variety of methods, and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Programs do not obligate us to repurchase any minimum dollar amount or number of shares, and may be modified, suspended, or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under the Repurchase Programs will decrease the number of outstanding shares of our Class A common stock and therefore could affect the price of our Class A common stock and increase its volatility. The existence of the Repurchase Programs could also cause the price of our Class A common stock to be higher than it would be in the absence of such programs and could reduce the market liquidity for our Class A common stock. Repurchases under the Repurchase Programs will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although the Repurchase Programs are intended to enhance long-term stockholder value, short-term price fluctuations could reduce the effectiveness of the Repurchase Programs.

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

We must maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as those described above. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse to us in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We may not be able to remediate the material weakness described above and/or any future material weaknesses that may be identified, or to complete our evaluation, testing, and required remediation in a timely fashion. Our compliance with Section 404 requires us to incur substantial accounting expense and expend significant management efforts. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy the material weakness described above and/or any future material weaknesses that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including macroeconomic issues, such as increased interest rates, and the lingering effects of the COVID-19 pandemic. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations, volume, and prices in a given period in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in tax laws, regulations, and interpretations, plus challenges to our tax positions.

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

Our operations have been and may continue to be materially adversely affected by a range of factors related to COVID-19, including periodic changes in restrictions that vary from region to region in which we operate and may require rapid response to new or reinstated orders. Many of these restrictions resulted in, and, to the extent reinstated, may in the future result in, changes to our on-site work policies and restrictions on the ability of consumers to buy and sell automobiles by restricting operations at dealerships and/or by closing or reducing the services provided by certain service providers upon which dealerships rely. In addition, continued concern about the spread of COVID-19 has impacted car shopping by consumers and disrupted the operations of dealerships, which has adversely affected and may continue to adversely affect the market for automobile purchases.

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

The Russia and Ukraine conflict had an immediate impact on the global economy resulting in higher prices for oil and other commodities, including vehicle components. Economic sanctions and bans, together with Russia’s own retaliatory measures, have disrupted supply chains and economic markets. The global impact of these measures is continually evolving and the future impact cannot be predicted with certainty. In particular, the Russia and Ukraine conflict has further impacted the ability of certain manufacturers to produce new vehicles and new vehicle parts, which may result in continued disruptions to the supply of new and used vehicles. There is no assurance that when the Russia and Ukraine conflict ends, countries will not continue to impose sanctions and bans.

While these events have not materially interrupted our operations, these or future developments resulting from the Russia and Ukraine conflict, such as a cyberattack on the United States or our suppliers, could disrupt our operations, our customers’ operations, or the activity of consumers on our websites.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended September 30, 2023:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)

July 1, 2023 through July 31, 2023	—	—	—	144,190
August 1, 2023 through August 31, 2023	470,739	18.01	470,739	135,712
September 1, 2023 through September 30, 2023	485,509	17.79	485,509	127,075
Total	956,248	17.90	956,248	127,075
(1)
The weighted average price paid per share of Class A common stock does not include cost of commissions.
(2)
On December 8, 2022, we announced that our Board of Directors authorized the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The Share Repurchase Program has an expiration date of December 31, 2023, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares will be retired. We have funded share repurchases and expect to continue to fund any share repurchases through cash on hand and cash generated from operations. On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2024 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of common stock purchased as part of the Share Repurchase Program was inclusive of any shares purchased but not settled as of September 30, 2023.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
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

CarGurus, Inc.

Date: November 7, 2023	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)