Form 10-K
period 2023-12-31
CarGurus, Inc.
filed 2024-02-26
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38233

CarGurus, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-3843478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Cambridge Parkway, 6th Floor Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 354-0068

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

The aggregate market value of the registrant’s Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2023, was $1,289,254,386. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock as of such date have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 22, 2024, the registrant had 91,439,976 shares of Class A common stock, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report include statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve and maintain future profitability;
•
our growth strategies and our ability to effectively manage any growth;
•
the value proposition of our product offerings for dealers and consumers;
•
the ability of our combined suite of offerings to increase a dealer’s return on investment, add scale to our marketplace network, drive powerful network effects, create powerful synergies for dealers, transform the end-to-end car-shopping journey for both consumers and dealers and become the marketplace for all steps of the vehicle acquisition and sale processes;
•
our evolution to becoming a transaction-enabled platform where consumers can shop, finance, buy, seek financing, and sell their cars and dealers can source, market, and sell their cars;
•
our belief that certain of our strengths, including our trusted marketplace for consumers, our strong value proposition for dealers, and our data-driven approach, among other things, will lead to an advantage over our competitors;
•
the value proposition of the CarOffer, LLC, or CarOffer, online wholesale platform, including our belief that as dealer enrollments increase, dealers will see a corresponding increase in inventory on the platform, further enabling liquidity, selection, choice, and business efficiencies;
•
our ability to deliver quality leads at a high volume for our dealer customers and to provide the highest return on a dealer’s investment;
•
our expectations for CarGurus Sell My Car (Instant Max Cash Offer and Top Dealer Offers) as well as our digital retail offerings and continued investments;
•
our ability to maintain and acquire new customers;
•
our ability to maintain and build our brand;
•
our belief that our partnerships with automotive lending companies provide more transparency to car shoppers and deliver highly qualified car shopper leads to participating dealers;
•
our belief that our Geo Expansion offering promotes participating dealers’ delivery capabilities and increases non-local vehicle detail page, or VDP, views;
•
our outlook for our Restricted Listings product;
•
the impact of competition in our industry and innovation by our competitors;
•
our ability to adapt to technological change and effectively enhance, innovate, and scale our platform and offerings;
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
•
our efforts to continue to enhance our diversity, equity, inclusion, and belonging initiatives;
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

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Annual Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this Annual Report relate only to events as of the date of this Annual Report. We undertake no obligation to update any forward‑looking statement made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® is a registered trademark of CarGurus, Inc. and CarOffer® is a registered trademark of CarOffer, LLC. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

PART I

Item 1. Business.

Overview

CarGurus, Inc. is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. We use proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience. In addition to the United States, or the U.S., we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom, or the U.K. In the U.S. and the U.K., we also operate the Autolist and PistonHeads online marketplaces, respectively, as independent brands.

In 2006 Langley Steinert founded CarGurus on the premise of bringing trust and transparency to the automotive marketplace. Our online marketplace platform provides ease of access to prices of vehicles and dealer ratings, both of which are imperative to a consumer’s vehicle purchase. By providing car-shoppers with the tools and insights necessary for their car-shopping journey, we have garnered a large and engaged user base with whom our dealers can transact. We have a high-intent, ready-to-purchase consumer audience of 31.2 million average monthly visitors in the U.S., which has attracted 24,318 paying dealers and over 30,000 dealers including non-paying dealers to list inventory on our U.S. online marketplace as of December 31, 2023. Over time, we have seen an evolution of dealer and consumer needs and preferences as we enter a more digitally enabled world. To best meet our customers’ needs, we evolved our Listings business to an end-to-end transaction-enabled platform by introducing products and solutions that allow consumers to not only embark on a convenient self-selective purchasing journey with a seamless online-to-in-store transition but also the choice to efficiently sell their car 100% online from the comfort of their home or at a local dealership. Dealers now have the ability to reach customers outside of their immediate geographic footprint and source inventory nationwide from both consumers and other dealers. This expanded suite of offerings can help increase our dealer customers’ return on investment, or ROI, adding even more scale to our marketplace network. While we have evolved to an end-to-end transaction-enabled platform where consumers can shop, finance, buy, and sell, and dealers can source, market, and sell vehicles, our ultimate goal remains the same: to empower our customers by giving them all the tools and information they need to buy or sell any car, anywhere, at the right price, and in the right way for them. At CarGurus, we give people the power to reach their destination.

During the year ended December 31, 2023, we managed our business and reported earnings through two reportable segments: U.S. Marketplace and Digital Wholesale. The U.S. Marketplace segment derives revenue from marketplace services for customers within the U.S. The Digital Wholesale segment primarily derives revenue from our Dealer-to-Dealer and Instant Max Cash Offer, or IMCO, services and products sold on our CarOffer platform. Prior to the first quarter of 2022 we had two reportable segments – U.S. and International. Effective as of the first quarter of 2022 we revised our segment reporting from two reportable segments to one reportable segment. Effective as of the fourth quarter of 2022 we revised our segment reporting again from one reportable segment to our two current reportable segments. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for further segment reporting and geographical information.

Consumers' CarGurus Journey

Shop: A car purchase is a milestone in a consumer’s life – whether it is the first set of keys or parting from a memory-filled vehicle. However, shopping for a vehicle can be frustrating instead of empowering. Enter CarGurus, where we provide trust and transparency to the process for consumers through our largest dealer network among major online auto marketplaces in the U.S., which provides the largest selection of inventory and the greatest selection of prices. Based on our consumer research, 54% of shoppers view price as the most important factor influencing where to buy a vehicle, and 34% of shoppers view inventory selection as the most important factor. As the consumer moves to purchase a vehicle, we aggregate vehicle inventory from dealers and apply our proprietary analysis to generate a Deal Rating as one of the following: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. Deal Rating illustrates how competitive a listing is compared to similar cars recently sold in the same region. We determine Deal Rating principally on the basis of both our proprietary Instant Market Value, or IMV, algorithm, which determines the market value of a used vehicle in a local market, and Dealer Rating, a measure of a dealer’s reputation as determined by reviews of that dealer from our user community. With the largest selection of inventory in the U.S., our search results are tailored to each customer based on consumer preferences, dozens of vehicle attributes, and the vehicle's Deal Rating. For new cars, we help our users understand deal quality by providing price analysis and our Dealer Rating. We also provide our users with information that historically has not been widely available, such as Price History, Time on Site, and Vehicle History.

Finance & Buy: Once a consumer has found a listing they intend to pursue, we provide an omni-channel approach to the purchase of a vehicle partially, principally, or entirely online. Our digital retail products such as Digital Deal provide the consumer with a self-selected car-buying journey to tailor their experience to their specific needs. According to our consumer research, nearly 70% of shoppers want to do more of the buying process online. Digital Deal allows these consumers to build a near penny-perfect deal with options to select either dealer or vehicle-specific finance and insurance products, make an appointment, receive a trade-in estimate, place a deposit on their vehicle of choice, and/or take delivery of the vehicle all while experiencing a seamless online-to-in-store experience. Our consumer research also shows that 58% of shoppers are open to participating in the vehicle-buying process entirely online without seeing the vehicle in person. For those consumers, we are piloting CG Buy Online, an asset-light, end-to-end solution that empowers consumers to complete transactions entirely online, providing dealers with digital transaction capabilities that can boost online sales and facilitate online purchases to out-of-market customers. We believe that, through our selection of digitally enabled listings, we will provide consumers with a larger inventory selection, competitive prices, convenience, and a sense of trust through their car-shopping journey, leading to highly engaged, more confident, and satisfied car buyers.

Sell: Through our Sell My Car capability, we offer IMCO and Top Dealer Offers, or TDO, which give consumers in participating states the choice to either sell their car entirely online through IMCO or to a recommended local dealership through TDO. Consumers who are trading in or selling vehicles receive the most competitive offer sourced from local dealers and nationally. Consumers benefit from the volume of participating dealerships across the CarGurus and CarOffer networks, as well as the instant matches provided by demand from the CarOffer Matrix, which enables the consumer to find the best deal at any time. Once the customer has accepted their offer, they can further customize their intake experience by arranging a pick-up at their home for IMCO offers, while for TDO they can arrange when they bring the car to the local dealer. With our largest dealer network and our two selling options, consumers can have confidence that they are truly receiving the best offer for their vehicle instantly.

Dealers' CarGurus Journey

Source: Through CarOffer, we allow dealers to conveniently and efficiently acquire and sell wholesale inventory by utilizing our Dealer-to-Dealer wholesale product and acquiring consumer inventory through our Sell My Car (IMCO and TDO) offerings. CarOffer's technology enables dealers to bid, transact, inspect, and transport vehicles seamlessly and efficiently without geographic limitations. Any dealer, including those who are customers of the CarGurus website, can enroll on the CarOffer platform at no additional cost. For the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, the CarOffer Matrix allows dealers on the platform to buy and sell vehicles using limit orders, saving dealers the time and expense of going to an auction to acquire vehicles via the traditional in-person physical auction model. To ensure that dealers feel confident that their purchase will meet their expectations, we offer detailed mechanical inspections on the vehicles they purchase. Dealers also have a separate option on select vehicles to use a 24-Hour capability, which gives dealers 24 hours to review vehicle condition reports, details, history, and photos before making a purchasing decision. As we look to activate more dealers on the CarOffer Matrix, we expect dealers will see a corresponding increase of dealer-to-dealer inventory on the platform, driving improved liquidity, selection, and business efficiencies. Additionally, we enable dealers to acquire consumer inventory via IMCO and TDO, both of which utilize the CarOffer Matrix. Over time, we expect these offerings will provide dealers with greater access to fresh consumer trade-in inventory and will provide even greater liquidity on the CarOffer platform. IMCO, which allows dealers to purchase vehicles across geographies, is similar to a Dealer-to-Dealer transaction in that CarOffer handles inspections, transportation, titles, and payments in one bill of sale from the consumer. TDO gives dealers the ability to bid on local consumer trade-ins and win exclusive leads, which brings consumers to the dealership, where dealers can inspect the trade-in vehicles themselves while retaining the customer. Our wholesale platform provides a solution for dealers looking to minimize reliance on in-person or online auctions to source their vehicle inventory while ensuring they are paying a fair price.

Market: Dealers can list their inventory on CarGurus’ marketplace for free or with a subscription to one of our paid Listings packages. Non-paying dealers receive a limited number of anonymized email connections and access to a subset of tools on our Dealer Dashboard at no cost. A dealer with a paid subscription receives much more, depending on their package, including connections with consumers that are not anonymous and are made through a wider variety of methods, such as phone calls, email, managed text and chat, links to the dealer’s website, and map directions to its dealerships. Leads are a subcategory of connections that we define as user inquiries via our marketplace to dealers by phone calls, email, or managed text and chat interactions. We define connections as interactions between consumers and dealers via our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website and map directions to the dealership. Dealers with our paid Listings packages are able to display their dealership's name, address, and dealership information on their listings on our websites to gain brand recognition, which promotes walk-in traffic to the dealership. Paying dealers also have access to tools on the Dealer Dashboard, and dealers with our newest and highest-tier subscription packages receive Digital Deal as well as other digital retail add-on product offerings, like Geo Expansion, which enables dealers to expand their geographic footprint to reach out-of-market shoppers. This also provides dealers with more volume and higher lead quality – Digital Deal leads are up to 5 times more likely to close than traditional email leads. Through our high-intent consumer audience, innovative tools, data insights, and a variety of other product offerings, paying dealers on our platform ultimately earn a consistent and compelling ROI.

Sell: By presenting consumers with data such as our Deal Ratings, Price History, Time on Site, Vehicle History, and financing options, we believe our consumer audience is composed of more informed, ready-to-purchase shoppers. By connecting dealers with such consumers, we believe we provide dealers with access to an efficient customer acquisition channel with the highest-intent shoppers generating the highest ROI. Further, as consumer needs evolve to customize aspects of their vehicle purchase, we provide dealers, through a variety of digital offerings, the means to cater to consumers on a personalized level. Consumers can choose to complete their self-selected car-shopping journey with Digital Deal and other digital offerings that we provide through our partnership with dealers, enabling an individualized shopping experience from financing options to placing a deposit. By using Digital Deal with Geo Expansion, dealers get access to a wider audience outside of the physical reach of their dealership. In combination with some of our new Digital Retail capabilities, we provide even more value to dealers by facilitating online sales to out-of-market customers. We are piloting CG Buy Online, which allows a limited number of dealers to sell vehicles online to out-of-market customers using dealer-friendly third-party delivery capabilities. This lets the dealer delegate logistics to CarGurus, and we believe the expanded market for these dealers accelerates turn times on inventory. We also provide paying dealers with full access to our Dealer Dashboard, including inventory pricing tools informed by real-time market conditions, which helps them more effectively price, merchandise, and sell their cars. The ability to compare wholesale pricing with retail pricing ultimately allows dealers to price a car with more accuracy. We believe this transparency will create trust, leading to loyal consumers. These combined offerings allow dealers to efficiently drive their business to success from all aspects of sourcing, marketing, and selling. Our success in our partnership with dealers is evidenced by the number of paying dealers – 24,318 paying dealers as of December 31, 2023 – in our marketplace in the U.S.

CarGurus Value Proposition

With the majority of dealers in the U.S. listing inventory on our platform and our consumer-friendly deal ratings, we have built the most visited online automotive marketplace in the U.S. (Source: SimilarWeb, Traffic Report, Q4 2023, U.S.) and we believe that our scale creates powerful network effects that reinforce the competitive strength of our business model. This powerful network has only strengthened since our initial acquisition of CarOffer in 2021. The combination of Digital Retail, Digital Wholesale, and Listings creates powerful synergies for our dealer customers. Dealers can leverage this one-stop shop to acquire inventory from both consumers and dealers, list the vehicle on our marketplace, and sell it utilizing our digital retail capabilities. Our industry-leading inventory selection from our U.S. dealers attracts a large and engaged consumer audience – 31.2 million average monthly U.S. unique users in 2023. The robust connections from our high-intent consumer audience drive greater value and a higher ROI for our paying dealers. Driven by these network effects, we continue to amass data points, which we use not only to further strengthen our traffic acquisition efforts and marketplace search algorithms, but also to improve the quality of our user experience and our partnership with dealers to provide innovative digital data offerings and much more. As we continue to innovate and progress our offerings to meet both consumer and dealer needs, we strive to uphold and improve the quality of the connections between consumers and dealers and become the preferred platform for all steps of the vehicle acquisition and sale process, ultimately giving dealers and consumers the power to reach their destination.

Consumers' Challenges

As consumers complete the end-to-end car-shopping journey, the key questions they ask are:

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

In answering these questions, consumers historically had limited access to transparent information on specific vehicles, car pricing, and dealer reputation. Further, consumers who wanted to trade in their vehicle or wanted to complete select elements of their car-shopping journey online typically had very limited options. Every car-shopping journey is a unique experience, and so for consumers embarking on this journey, there is a difficulty in the absence of consistent information on pricing for both selling and purchasing vehicles. Selling a vehicle was time-consuming and exhausting for consumers as they traveled from dealer to dealer to ensure they were receiving a fair and accurate price for their vehicle. Selecting the right dealer was also challenging for consumers as dealer reputations were historically based primarily on word of mouth. The lack of clear, transparent information made it difficult for consumers to effectively compare vehicles, find the vehicles that best suited their needs, and transact with well-regarded dealers. In addition, following the COVID-19 pandemic, consumers are also increasingly interested in understanding which aspects of their buying journey they can complete online and are looking for ways to customize their journey to incorporate both online and in-person components.

Dealers' Challenges

Dealers have had to face a new set of challenges over the past few years including as a result of the semiconductor chip shortage and other supply chain disruptions impacting auto manufacturers' production levels. The shortage of both used and new car inventory and rapidly evolving wholesale prices caused dealers to invest in additional methods to source wholesale vehicles, all while dealers have been adapting to the shift from physical to digital marketplaces as consumer needs and wants continue to evolve and competition from online retailers increases. Dealers need to remain competitive in their offers for consumer trade-ins, as consumers have increasing means to source multiple offers in this highly competitive and digitally enabled market. The economics of dealerships depend largely on vehicle acquisition costs, sales volume, and customer acquisition efficiency. To achieve a high return on their marketing investments, dealers must find in-market consumers. Dealers additionally need to be strategic about selling vehicles before they are “aged inventory.” Traditional marketing channels that dealers utilize, including television, radio, and newspaper, can target locally but are inefficient in targeting the narrow percentage of high-intent consumers who are ready to purchase and potentially trade in a vehicle both locally and outside a dealership's immediate geographic footprint. In addition, with used car pricing being fluid due to rapidly shifting supply and demand dynamics, dealers need to find ways to manage constantly changing inventory and adjust pricing and purchasing strategies to adapt to frequently changing market conditions as evidenced by the past few years.

Our Strengths

We believe that our competitive advantages are based on the following key strengths:

Trusted Marketplace for Consumers. We provide consumers with transparent information, intuitive search results, and other tools that aid them in their car-shopping journey. Furthermore, consumers can have confidence in finding a fair value in the vehicles they search for in our marketplaces since less than one-third of eligible vehicle listings on CarGurus.com earn a Great Deal or Good Deal rating. We also enable bids on vehicle trade-ins and sales from the thousands of dealers in the CarGurus/CarOffer network, assuring consumers that they are receiving the best offer on their vehicle. We offer the largest online selection of new and used car listings of any major U.S. online automotive marketplace. We aggregate and analyze these listings using proprietary technology and data along with innovative data analytics to create a differentiated automotive search experience for consumers to bring them great deals from top-rated dealers. In 2023 we experienced over 82.3 million average monthly sessions in the U.S. We believe this user traffic, an indicator of consumer satisfaction and engagement, is critical to our marketplace success and will continue to strengthen our market position. We attract our audience from a diverse range of acquisition channels including direct navigation, mobile applications, email, organic search, paid search advertising, social media advertising, on-site advertising, audience targeting, and brand advertising campaigns. In addition, we focus our efforts on attracting users that we believe are near a car-purchasing decision, resulting in a higher-quality audience to which our dealers can market.

Proprietary Search Algorithms and Data-Driven Approach. We have built an extensive repository of data on cars, prices, dealers, and the interactions between consumers and dealers that is the result of many years of data aggregation and regression modeling. The primary product of this analysis is our determination of a used car’s IMV, which, together with Dealer Rating, drives our Deal Rating. We calculate IMV by applying more than 20 ranking signals and more than 100 normalization rules to tens of millions of data points, including the make, model, trim, year, features, condition, history, geographic location, and mileage of the car. Our proprietary search algorithms and data analytics also includes the CarOffer Matrix, providing unique insights to dealers regarding their purchases in the wholesale space as well as up-to-date pricing information for the consumers they are servicing. We apply the knowledge gained from analyzing the substantial volume of connections between consumers and dealers on our platform to build new features for our consumers, IMV technology features on the Dealer Dashboard, and new data-driven initiatives for our dealers, including our Dealer Data Insights. As we continue to develop our suite of products, we aim to use data to help dealers determine which vehicles they should buy, whether that vehicle is available from retail or wholesale channels, and at what price they should list that vehicle to maximize profitability, turn times, or both. For example, Next Best Deal Rating is an Insights tool that provides dealers with the blueprint for the least amount of price reduction needed to achieve the next best deal rating on that vehicle’s listing. Dealers can specify price reduction thresholds on their specific inventory and receive an automated weekly report to inform price changes that will optimize dealer volume and margin. As a result of our history as a data-focused business, we are growing our investment in artificial intelligence, or AI. Rapid advancements in consumer-facing AI have transformed the way that consumers search for and gather information, and recently we introduced functionality based on generative AI to improve the user experience on our website. For consumers, our ChatGPT plug-in generates vehicle description pages based on a consumer’s specific criteria, and the pilot of our “Find My Car” functionality in the U.K. and Canada allows shoppers to search for vehicles using conversational language matching their preferences to relevant listings. These enhancements enable consumers and dealers to be more informed from the start of their car-shopping journey to the end.

Strong Value Proposition to Dealers. We believe that our marketplace offers an efficient customer acquisition channel for dealers, helping them achieve attractive returns on their marketing spend with us. With the initial acquisition of CarOffer in 2021, we increased efficiencies for dealers to source vehicles from both consumers and dealers with the 24/7 online CarOffer Matrix. We provide our dealer base with connections to prospective car buyers, most of which have historically been for used cars, and to prospective car sellers. The primary objective of our traffic acquisition and site improvements is to generate high quality consumer leads to our dealers. These leads include phone calls, email, and managed text and chat interactions for dealers, which we believe yield the highest value engagement for dealers. Dealers are able to leverage our large consumer audience, our digital retail offerings, and consumer trade-in services to receive more quality leads to their dealership, providing the highest return on their investment. We provide all dealers with tools that are informed by real-time market conditions that help them acquire inventory, merchandise, and sell their cars, and our paying dealers get access to additional valuable information from our Pricing and Market Analysis tools. Additionally, with our digital retail capabilities we help level the online offering playing field for our dealer partners who are unable to provide these solutions to consumers on their own and/or wish to utilize our large consumer audience to sell additional inventory with CarGurus' digital retail offerings. Our strong value proposition to the dealer community is evidenced by our 12% growth in quarterly average revenue per subscribing dealer, or QARSD, in the U.S. in the fourth quarter of 2023 compared to the fourth quarter of 2022.

Attractive Financial Model. We generated revenue of $914.2 million in 2023 compared to $1,655.0 million in 2022. Although our revenue decreased year-over-year, we have historically had a strong track record of revenue growth, profitability, cash flow generation, and capital efficiency. A significant portion of our revenue is recurring due to the subscription nature of our products, including from our Listings packages, our Real-time Performance Marketing, or RPM, and our digital advertising suite. At the same time, our revenue is highly diversified due to the subscription nature of our Listings business, transactional nature of our digital wholesale business, and our diverse dealer base. We also have been able to grow and invest in our future growth as a result of our highly profitable foundational Listings business. This has also historically driven our strong cash flow generation. Furthermore, our 2022 and 2024 share repurchase programs underscore our commitment to using our cash flow to enhance stockholder value. The profitability of the Listings business, the liquidity of our balance sheet, and our cash flow generation have helped drive growth and innovation as we build out our vision of creating an end-to-end transaction-enabled automotive platform. We ended 2023 with $291.4 million of cash on hand, as well as $390.4 million available under our 2022 Revolver, as defined below.

Experienced Management Team with Culture of Innovation. Our founder, Executive Chair and Chair of our Board of Directors, Langley Steinert, co-founded and was previously chairman of TripAdvisor, an online marketplace for travel-related content based on the mission of using technology and a data-driven approach to provide transparency for consumers’ travel planning. Led by Mr. Steinert and a management team with extensive experience guiding technology companies in evolving industries – including Jason Trevisan, our Chief Executive Officer, and Sam Zales, our President and Chief Operating Officer – we bring the same commitment to fostering a culture of innovation and delivering data-driven transparency to the automotive market.

Our Products and Services

U.S. Marketplace and Other

Our product offerings described below are available for the U.S. CarGurus marketplace; their availability on our other marketplaces varies. We also offer paid listings subscriptions for dealers and dealer advertising products for the PistonHeads website as well as paid listings subscriptions for dealers for the Autolist website.

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

Used and Certified Pre-Owned Cars

Using our proprietary search algorithms, we immediately display the results of the consumer's search, with results that are tailored to each customer based on consumer preferences, dozens of vehicle attributes, and the vehicle's Deal Rating, on a search results page, or SRP. Eligible used car listings in our marketplace are assigned one of five Deal Ratings: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. A Deal Rating illustrates how competitive a listing is compared to similar cars sold in the same region in recent history. A listing’s Deal Rating is based primarily upon the IMV of the vehicle and the Dealer Rating of the dealer.

Instant Market Value. IMV is a proprietary algorithm that assesses the market value of a used vehicle in a local market and is a key input for determining a vehicle’s Deal Rating. The IMV algorithm is the product of many years of regression modeling utilizing tens of millions of used car data points. IMV takes into account a number of factors, including comparable currently listed and previously sold used cars in the local market and vehicle details including make, model, trim, year, features, condition, history, geographic location, and mileage. The IMV algorithm uses more than 20 ranking signals and more than 100 normalization rules that distill unstructured data from hundreds of sources across thousands of dealers.

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

Search Results Page. In addition to each car’s Deal Rating, our SRP provides users with other useful information, including the difference between the listing price and the IMV that we have determined for the car, mileage, Dealer Rating, and dealer location for paying dealers. We provide in‑depth search filters, including price, year, mileage, trim, color, options, condition, body style, gas mileage, seating capacity, vehicle ownership history, usage history, seller type, and days on market, among others, which we believe deliver the most comprehensive search capability among major U.S. online automotive marketplaces. We also provide our users with additional features to aid their search, including similar vehicle recommendations, side‑by‑side vehicle comparisons, expert reviews, and user rankings. Our platform also gives users the ability to save searches and receive alerts that keep them informed of relevant developments in the market, including newly available inventory and price changes to cars they are monitoring.

Vehicle Detail Page. If a user clicks on one of the listings on the SRP, the user is taken to that listing’s VDP. VDPs are designed to provide numerous photos and a comprehensive description of the vehicle, dealer name, address, and dealership information for paying dealers, detailed dealer reviews, methods to contact the dealer, payment calculators, and helpful information about the vehicle, including:

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
•
Digital Enablement. For dealers on Digital Deal, we allow shoppers to build a personalized vehicle- and dealership-specific deal on the VDP, including trade-in, credit check and application, and appointment or delivery scheduling.

New Cars

Search results for new car listings are sorted by price of inventory matching the user’s search, with the lowest priced listings sorted first. Our new car VDPs include our Dealer Rating and many of the other features of our used car listings, such as Price History and Time on Site. Deal Rating is not applicable to new car listings because it utilizes data not relevant to new cars. Instead, we analyze data on manufacturers’ suggested retail prices and recent sales of similar new vehicles, accounting for trade-ins, incentives, and other factors that can affect the price of a new car, to provide users with comparative price information.

Sell My Car

We also allow our consumers to list their cars in both our peer-to-peer and consumer-to-dealer marketplaces in the U.S. Sell My Car enables individual car owners to easily merchandise their vehicles, determine an appropriate selling price with our proprietary price guidance, and manage their listings and communications with prospective buyers from our audience. We collect a fee when a consumer lists a vehicle on Sell My Car and chooses our peer-to-peer option. In 2023 we introduced the next iteration of Sell My Car, referred to as Sell My Car - TDO, which gives consumers the ability to sell their car to a recommended local dealership. Paying dealers are able to subscribe to TDO, which gives them direct access to CarGurus shoppers actively looking to sell their vehicles. See “Digital Wholesale” below for a description of our consumer-to-dealer offering, IMCO.

Autolist

Autolist provides consumers an online automotive marketplace through mobile applications on iOS and Android phones as well as a website. The platform includes inventory from top automotive dealers across the U.S. and gives consumers quick access to manage their search on the go with real-time alerts of newly available inventory and changes that occur on vehicles and saved searches they have configured. An independent editorial staff produces content to keep consumers informed on the latest vehicles and trends in the automotive market.

PistonHeads

PistonHeads is a U.K. automotive marketplace, auction platform, and editorial site geared towards automotive enthusiasts. The platform allows consumers to search across a broad range of dealer and private seller listings and stay informed about automotive news through editorial articles and expert reviews. Paying U.K. dealers who list on the CarGurus platform automatically have their inventory added to the PistonHeads site for greater consumer reach.

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

•
Paid Listings Subscriptions. Paying dealers are able to subscribe to one of three Listings package levels: Enhanced, Featured, or Featured Priority. We no longer offer our Standard Listings package to new paying dealers; however, dealers that have historically subscribed to our Standard Listing package are allowed to continue subscribing to the package. These paid Listings packages are designed to provide dealers with a higher volume and quality of connections and leads from consumers than our Restricted Listings option. Dealers that subscribe to a paid Listings package gain the opportunity to connect with consumers directly through email, phone, and – excluding Standard Listings subscriptions – managed text and chat, an offering by which consumers communicate via real-time text message or chat with our agents who act on behalf of dealers. Listings for all paying dealers on our websites include a link to their website, dealership branding and information such as name, address, and hours of operation, and map directions to their dealership, helping consumers easily contact or visit the dealer, which we believe results in increased local brand awareness and walk‑in traffic. A dealer that subscribes to our Featured or Featured Priority Listings package receives the same benefits of the Standard and Enhanced Listings packages, as well as opportunities for promotion of their Great Deal, Good Deal, and Fair Deal used inventory as well as their new inventory in a clearly labeled section at the top of the SRP as well as on the VDP of dealers in the Restricted Listings package. Featured Priority listings are specifically promoted in the first position of the SRP. This premium placement for Featured and Featured Priority listings generates increased connection volume relative to Standard or Enhanced Listings packages. Dealers in the Featured or Featured Priority Listing packages also receive premium branding in the ad slots on their own VDPs.

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
•
Dealer Data Insights. Provides pricing analysis of the dealer’s inventory, including better access to automated data that fits into a dealer’s workflow, as well as a summary of a vehicle’s missing information such as price, photos, or trim. These insights and information help dealers better merchandise their vehicles, allowing dealers to react more quickly to the market and turn units faster.
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
•
IMV Scan. Allows dealers to scan a vehicle identification number, or VIN, using their smartphone, and receive information on the IMV of the vehicle in order to support dealers in deciding what to pay for a vehicle at a wholesale auto auction. IMV Scan is built into the CarGurus mobile app and is currently available to U.S. dealers that are subscribing to our Enhanced, Featured, or Featured Priority Listings packages.
•
Dealer Mobile App. Allows dealers to access core Dealer Dashboard functionality via an iOS and Android mobile app. Includes reporting on leads, access to several tools, and mobile app notifications that can be customized by the dealer.

•
LeadAI. Helps dealers to identify the highest intent users who have submitted leads on their inventory. LeadAI evaluates onsite user behavior to identify, score, and label "Hot" and "Warm" leads within the Dealer Dashboard Leads Report. This feature is available to all dealers subscribing to our Enhanced, Featured, and Featured Priority Listings packages.

Digital Marketing Products

We offer dealers subscribing to one of our Enhanced, Featured, and Featured Priority Listings packages access to additional advertising products marketed primarily under our RPM and our digital advertising suite. With RPM, dealers can reach our large and engaged audience on other websites on the internet and/or on high-converting social media platforms. RPM helps dealers build brand awareness and acquire customers to their website and dealership. Advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other targeting factors. This product suite allows dealers to increase their visibility with in-market consumers and drive qualified traffic to their websites. RPM is sold as a subscription and priced as a percentage of Listings while accounting for factors such as dealership characteristics and performance expectations.

Sell My Car - TDO

In 2023 we introduced the next iteration of Sell My Car, referred to as Sell My Car - TDO. With this product, dealers can now make tailored trade-in offers on CarGurus consumer vehicles, generating valuable trade-in leads for their business. CarGurus dealers have control over their bidding and direct access to consumers actively looking to sell their vehicles. All leads are delivered directly to the dealer and include detailed consumer contact information and other insights to help the dealer close the deal.

Digital Retail

In recent years, both consumer demand and dealer receptiveness to digital retail has increased, as consumers have become more comfortable transacting some or all of their car buying processes online. We are focused on addressing the needs of both consumers and dealers in this growing segment of automotive digital retail.

Finance in Advance

Through our partnerships with automotive lending companies, we allow eligible consumers on our U.S. marketplace to pre-qualify for financing on cars from dealerships that offer financing from these partners. We primarily generate revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with our lending partners through our site. We believe this program both provides more transparency to car shoppers about actual payments to be offered at the dealership specific to participating lenders and delivers highly qualified car shopper leads to participating dealers.

Digital Deal

We continue to offer consumers the ability to transact additional elements of their car buying experience through our websites as they seek to complete more of this process online. For example, our shoppers can ‘start purchase’ from a VDP on eligible listings and utilize purchase options, including estimating a car’s trade-in value, deciding payment options, selecting finance and insurance products, and placing a reservation deposit. Digital Deal generates revenue by charging fees to dealerships to enroll in this program and from partnerships based on the number of funded loans from consumers.

Geo Expansion

We offer the ability for dealerships to expand their VDP geographic footprint to non-local customers via dealer home delivery services. Revenue is generated through fees charged to the dealership to enable listings beyond the default geographical radius. We believe this program provides additional vehicle options to car shoppers open to home delivery services while promoting participating dealers’ delivery capabilities and increasing non-local VDP views. As a prerequisite to enrolling in Geo Expansion, new dealerships are required to sign up for Digital Deal.

Auto Manufacturer and Other Advertiser Products

Our platform offers auto manufacturers and others the ability to purchase advertising on both our sites and third‑party websites, including social media platforms, to execute targeted marketing strategies:

•
Brand Reinforcement. We allow auto manufacturers to buy advertising on both our websites and third‑party websites, including social media platforms, to target consumers based on the make, model, and location of the cars that a specific consumer is searching for in order to increase exposure to interested consumers.
•
Category Sponsorship. To address evolving priorities influenced by industry dynamics, seasonality, and other factors, we offer the ability to sponsor exclusively prominent high-traffic pages on our websites, such as the New Car front page, Used Car front page, and Research Center.
•
Automobile Segment Exclusivity. To support the introduction of new models or the success of existing models, we allow manufacturers to target specific automobile segments, such as SUV, sedan, hybrid, luxury, truck, and minivan.
•
Consumer Segment Exposure. Auto manufacturers can target consumers both on CarGurus and third‑party websites, including social media platforms, based on various parameters, including estimated household income, vehicle specifications, such as make or model, and postal codes.

International

We also facilitate engagement between high-intent consumers and automotive dealers in both Canada and the U.K. Like our U.S. offerings, CarGurus provides consumers in Canada and the U.K. with a transparent shopping experience, using our proprietary algorithms to determine market-specific valuations for vehicles and ordinating our organic search results based on Deal Ratings.

In Canada, CarGurus is a leading automotive marketplace that provides consumers a transparent shopping experience whether they are looking for a new or used car. In the U.K., CarGurus is a leading marketplace for dealers’ listings of used vehicles, providing consumers with one of the broadest selections of inventory in the U.K. We also provide automotive shoppers rich expert review content, and offer privately owned inventory through the PistonHeads website.

Digital Wholesale

Dealer-to-Dealer

As the automotive industry continues to move further online, it has become even more important for dealers not only to sell their vehicles effectively at retail, but also to acquire the right inventory in the first place via wholesale transactions. The industry has continued to see an increase in online transactions that are easier, faster, and reduce the effect of geographic constraints.

Through our initial acquisition of CarOffer in 2021, a modern-day automotive inventory transaction platform that allows dealers and dealer groups to use programmatic buying rules to buy, sell, and trade online with automation and ease, we added wholesale vehicle acquisition and selling capabilities to our portfolio of dealer offerings, creating a powerful digital solution for dealers to sell and acquire vehicles at both retail and wholesale. Unlike traditional vehicle auctions which require manual bidding and vehicle evaluation, the CarOffer Matrix enables buying dealers to create standing buy orders and provides instant offers to selling dealers.

Sell My Car - IMCO

We offer IMCO, which allows consumers to sell their vehicles to dealers entirely online. This offering provides dealers with access to a fresh source of trade-in inventory and helps ensure liquidity amongst CarOffer’s platform. Through IMCO, consumers who are trading in or selling vehicles enter easy-to-answer questions regarding their vehicle and are instantly presented with the most competitive offer sourced from in-network dealers. Once the customer has saved their offer, they can further customize their experience by using our virtual pre-inspection process and then arranging a location of their choice to have the vehicle picked up and transported. In this model, CarOffer processes the transaction directly and collects transaction and other fees from the dealer.

CG Buy Online

Through this pilot program, we offer a limited number of dealers the ability to sell vehicles online to out-of-market customers using dealer-friendly third-party delivery capabilities. This pilot program lets the dealer delegate logistics to CarGurus, and we believe the expanded market accelerates turnover times on inventory. We also provide these dealers with full access to our Dealer Dashboard, including inventory pricing tools informed by real-time market conditions, which helps them more effectively price, merchandise, and sell their vehicles. The ability to compare wholesale pricing with retail pricing ultimately allows dealers to price a vehicle with more accuracy. We believe this transparency will create trust, leading to loyal consumers.

Marketing and Brand

Consumer Marketing

In 2023 CarGurus continued to be the most visited online automotive marketplace in the U.S., with more than 82.3 million and 31.2 million average monthly sessions and unique users, respectively. We have built our engaged audience on the strength of our user experience, leveraging the power of technology and data to bring trust and transparency to the automotive platform. Our intuitive search experience, combined with the largest inventory of any major U.S. online automotive marketplace and relevant content, updates, and transaction-enabled tools, provide unparalleled transparency and decision-support to consumers during their car search to help them shop, buy, finance, and sell with confidence and ease. The strength of our consumer experience is one of our most powerful marketing tools, with 92% of buyers stating they would recommend CarGurus to a friend (July 1, 2023 – December 31, 2023; Net promoter score 9-10; sample size=386). We also attract free website traffic from high-intent car shoppers through search engines.

A key pillar of our consumer marketing efforts is what we call algorithmic traffic acquisition. We employ a team of strategists, engineers, and data scientists that optimize our user acquisition through search engine performance marketing, social media, affiliate, and other digital marketing channels and has tested over one billion keywords on various search engines as well as sophisticated, personalized re-marketing and prospecting to nurture high-intent consumers interested in auto-shopping. We continuously integrate new efficient channels and advance the sophistication of our data-driven traffic acquisition across the funnel, with an ongoing focus on increasingly value-driven campaigns that produce high return on advertising spend. We believe our expertise in this area constitutes a competitive advantage over less sophisticated competitors and those who outsource these capabilities.

In parallel with our sophisticated paid and organic traffic acquisition efforts, we invest significant resources in optimizing our site experience and retention marketing efforts; this includes email and app notifications to help consumers find the right car for them, connect with a dealer to make a purchase, or sell their car online. Rigorous conversion rate optimization efforts help increase the ROI on our advertising spend. Our increasing focus on merchandising that drives more shoppers to connect with dealers with high subscription expansion opportunity is intended to create a virtuous cycle of improved monetization that allows for reinvestment in further improvements to our consumer experience.

We augment our performance marketing, conversion rate optimization, and retention marketing efforts with brand building efforts. Our brand marketing efforts are primarily comprised of (i) investments in media, including television, online video, and digital social, (ii) expressing our unique brand value proposition throughout our core site experience, app, and organic social channels, and (iii) a public relations program that allows us to gain significant, high credibility earned media coverage. Despite a shorter tenure, lower investment in brand marketing than our primary competitors, and a hyper-competitive industry, we have grown and maintained our brand awareness since launching brand marketing in 2017. We believe that we are well positioned to continue to strengthen our brand by investing in brand-building efforts and refining the articulation of our unique value proposition. As we continue to drive brand awareness and consideration, we believe there is significant opportunity to drive reach with new consumers leveraging new channels and tactics, and a deeper understanding of and preference for our brand, further accelerating the strong consumer engagement and word-of-mouth benefits we already enjoy.

Dealer Marketing

The primary goals of our dealer marketing initiatives are to acquire dealers not yet in our marketplace, convert non‑paying dealers into paying dealers, retain and upgrade our existing paying dealers, and increase product adoption and usage from our paying dealers. Our dealer marketing efforts aim to:

•
Educate Dealers on the End-to-End Inventory Solutions We Offer, the Quality of Our Audience and Products, and Attractive ROI. We educate dealers on the increased breadth of solutions we offer, including wholesale buying and selling of inventory, marketing via our core Listings products and other tools, and our growing suite of retailing solutions. We promote the quality of our audience by touting our industry‑leading audience, our strong user engagement, and the large number of connections that we facilitate through our marketplace. We also highlight to dealers how unique features of our platform, such as our consumer financing features, proprietary IMV analytics, and the ability to do more of the shopping process online, yield consumers that we believe are more informed and better prepared to purchase at the dealership, which can lead to a higher ROI for the dealers’ marketing spend.
•
Provide Thought Leadership that Educates Dealers on Industry Trends. We generate content on market trends and best practices in digital advertising that is shared through webinars, dealer forums, our website, and our participation in industry conferences and events. We also help dealers address their ever-changing challenges by sharing the latest research and data-driven insights on how shopper behavior continues to evolve.
•
Provide Best Practices to Assist Dealers in Becoming More Successful. We provide ongoing communications through email, webinars, white papers, testimonials, and videos, which show dealers how to use our products to position their inventory for success on our platform and beyond, as well as broader guidance on marketing, sales, operations, and other aspects of running a more profitable dealership. We maintain consistent communication with dealers via email, events, and our Dealer Dashboard to ensure awareness of account performance and recent product updates, and we empower our sales and account management teams with resources to directly provide education and assistance to our dealer partners.
•
Drive Product Engagement. We use our email marketing capabilities and other marketing channels to drive dealer engagement with our products and platforms. This can include automated, personalized marketing about how dealers can improve vehicle pricing and merchandising by using the tools in our dashboard; performance insights around the leads and connections they are receiving; and prompts to respond to reviews and manage their reputation. We also monitor dealer feedback on our products through surveys and product engagement to assess areas for further development or dealer education.

Competition

We face competition to attract consumers and paying dealers to our marketplaces and services and to attract advertisers to purchase our advertising products and services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•
major U.S. online automotive marketplaces, such as AutoTrader.com, Cars.com, and TrueCar.com;
•
other U.S. automotive websites, such as Edmunds.com, KBB.com, and Carfax.com;
•
online automotive marketplaces and websites in our international markets;
•
online dealerships, such as Carvana.com;
•
sites operated by individual automobile dealers;
•
internet search engines;
•
social media marketplaces;
•
peer-to-peer marketplaces, such as Craigslist.com;
•
vehicle auction companies, including digital wholesale platforms, such as ACVauctions.com, OPENLANE, and E INC; and

•
e-commerce sites, such as the recent partnership between Amazon.com, Inc., or Amazon, and Hyundai to sell cars on Amazon.com.

Competition for Consumers and Dealers

We compete for consumer visits with other online automotive marketplaces, free listing services, general search engines, online dealerships, and dealers’ websites. We compete for consumers primarily on the basis of the quality of the consumer experience and the breadth of offerings that we are able to provide. We believe we compare favorably on user experience due to the number of our vehicle listings, the transparency of the information we provide on cars, prices, and dealers, the intuitive nature of our user interface, and our mobile user experience, among other factors.

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines and social media marketplaces, and other internet sites, online dealerships, and vehicle auction companies that attract consumers and dealers searching for vehicles, as applicable. We compete primarily on the basis of the ROI that our marketplace offers and the synergies provided by the combination of our foundational listings business with digital wholesale and digital retail offerings. We believe we compare favorably due to our large user audience, high user engagement, and the volume and quality of connections we provide to well-informed consumers, which results in an attractive ROI for dealers.

Competition for Advertisers

We compete for a share of advertisers’ total marketing budgets against media sites, websites dedicated to helping consumers shop for cars, major internet portals, search engines, and social media sites, among others. We also compete for a share of advertisers’ overall marketing budgets with traditional media, such as television, radio, magazines, newspapers, automotive publications, billboards, and other offline advertising channels. We compete for advertising spend based on the marketing ROI that our marketplace provides. We believe we compare favorably due to our large user audience, high user engagement, and the effectiveness and relevance of our advertising products.

Seasonality

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending. Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. Macroeconomic conditions, such as slower growth or recession, higher interest rates, unemployment, consumer confidence in the economy, consumer debt levels, labor, disruptions, work stoppages, or strikes, the ongoing military conflict between Russia and Ukraine, the conflict in Israel and surrounding areas and the possible expansion of such conflict, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of wholesale vehicle sales, as was evidenced by the global semiconductor chip shortage and other supply-related shortages. The Digital Wholesale segment operating results have reflected the general seasonality of the wholesale vehicle sales market and macroeconomic conditions of the automotive industry. The U.S. Marketplace segment operating results have reflected the macroeconomic conditions of the automotive industry. However, to date, the U.S. Marketplace segment operating results have not been materially impacted by the general seasonality of the automotive industry. This could possibly change as our business and markets mature.

Sales

Our sales team is responsible for bringing dealers onto our marketplace, converting non-paying dealers to paid subscriptions, and increasing dealer participation in new products that we are bringing to market. We have built an efficient sales and service team of approximately 349 employees worldwide who sell our marketplace products to franchise and independent dealers. We have built a field sales team that works with strategic franchise and national dealership groups in large metropolitan areas in the U.S., Canada, and the U.K. In addition, we have advertising sales employees based in the U.S. and Canada.

We have a comprehensive dealer account management process to assist dealers in becoming successful in our marketplace. We assign an Account Manager to paying Listings dealers to develop strong relationships and customer satisfaction. The designated Account Manager spends time educating dealers at every stage of their lifecycle as a paying customer. They advise dealers on a range of topics, including how to effectively use their CarGurus products and merchandise their inventory, track sales, measure ROI for their marketing spend, and identify ways to grow their profits. We believe our active communication with our dealers fosters customer satisfaction and increases customer retention.

CarOffer has a team of approximately 152 sales and service employees based in Texas, which is dedicated to driving transactions for the business as well as enrolling new dealers on the CarOffer platform.

People and Talent

Our investment in our greatest asset – our people – is integral to our core values, evidenced by our inclusion of employee engagement and cultural efforts as components of our 2023 strategic and organizational initiatives. Our Board of Directors oversees our people and talent efforts and views building our culture – from employee development and retention to diversity, equity, inclusion, and belonging initiatives – as key to driving long-term value for our business and helping mitigate risks.

As of December 31, 2023, we had 1,343 full-time employees, 67 of whom were based outside the U.S. and 236 of whom were employed through CarOffer. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Culture, Values, and Standards

Our company culture has developed out of our data-driven and pioneering approach to the automotive market. We leverage data to drive innovation across all facets of our business and continuously optimize our products and processes to serve our consumers, dealers, advertisers, and partners. Our approach emphasizes thought leadership, learning, impact, and collaboration across our organization, and we recognize and award employees who drive positive results across these constituencies. We invest in creating a work environment that facilitates partnership among our employees and promotes diversity, equity, inclusion, and belonging. In that spirit, we have identified our core values as follows:

•
We are pioneering. From the beginning, we set out to radically change how people buy and sell cars. We tackle difficult problems head on. We are curious. We are risk takers. We embrace change even if it’s uncomfortable.
•
We are transparent. We believe transparency is the foundation of trust and enables better decision making. We communicate clearly and honestly. We deliver unbiased guidance. Our products, services, and company culture are built on these principles.
•
We are data-driven. We rely on data, not hunches, to make decisions. We listen to our instincts but we validate through rapid testing, learning, and optimizing. We translate complex data into actionable insights for our users, our customers, and our people.
•
We are collaborative. We celebrate our individual strengths and perspectives but know that our success requires teamwork. We partner, we listen, and we leverage feedback from each other, our users, and our customers.
•
We move quickly. We believe there’s power in speed. We iterate quickly and often, continuously improving as we go. We are not afraid to break things. If we fail, we do it fast, learn from it, and move on.
•
We have integrity. We act responsibly and consider the impact of our actions on each other, our partners, and the world around us. We believe empathy, respect, and fairness are essential. We set high ethical standards and expect principled leadership from our people.

This year we also introduced five universal leadership capabilities that differentiate us from the market as part of our continued commitment to give employees the power to own their career development and impact. These capabilities outline how we do our jobs, influence how we approach our work, and offer a roadmap for how each employee can continue to grow their skills at CarGurus. They include:

•
Catalyst for impact. We set high standards and take full ownership for our work. We are decisive, results-oriented, and have a bias for action.
•
Coach. We embody a growth mindset and foster an environment of learning, developing, and growing together.
•
Communicator. We share our vision and bring people along. We communicate clearly and simply, using data and facts to inform and shape our priorities.
•
Change leader. We challenge ourselves and others to innovate and experiment. We are comfortable with ambiguity and adapt quickly when priorities change, remaining focused on the big picture.
•
Caring collaborator. We create meaningful partnerships and a sense of belonging, setting foundations of trust, respect, inclusion, and empathy in how we work.

Diversity, Equity, Inclusion, and Belonging and Equal Employment Policy

We are an equal opportunity employer and strive to build and nurture a culture where inclusiveness is a reflex, not an initiative. With support from our Diversity, Equity, Inclusion and Belonging Council, along with the commitment from our executive team, we seek to foster diversity, equity, inclusion, and belonging, and to build a workplace where everyone can come as they are to thrive where they are.

In 2023 we refocused our diversity, equity, inclusion, and belonging strategy around four key areas with the goal of continuing to build on our success. These areas leverage best practices, which we believe will further differentiate CarGurus as a leader in diversity, equity, inclusion, and belonging and employer of choice. The four key areas are:

•
Representation. Approach representation more holistically.
•
Retention and Internal Mobility. Create equity across the organization so that all employees can thrive and succeed in ways that work for them.
•
Ownership & Accountability. Activate an ownership-oriented approach to diversity, equity, inclusion, and belonging.
•
Anti-Racism. Cultivate anti-racism throughout the organization.

Our commitment to these efforts helps us attract and retain the best talent, enables employees to realize their full potential, and drives high performance through innovation and collaboration. In 2023, based on data from U.S. CarGurus employees who chose to self-identify (85.4%), representation among women and non-binary employees decreased year-over-year (37.4% to 36.6%) and we increased representation among traditionally marginalized racial/ethnic groups year-over-year (34.4% to 35.4%) within our U.S. workforce. We also saw year-over-year increases in the U.S. among women and non-binary employees in technical roles (26.2% to 27.3%) and among traditionally marginalized racial/ethnic groups in technical roles (49.4% to 49.9%) as well as a year-over-year decrease in management-level roles (21.6% to 19.0%).

Compensation and Benefits

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with competitive wages and access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer the following benefits to our U.S. employees (availability internationally varies): dental and vision coverage; health savings and flexible spending accounts; paid time off; flexible hybrid work schedules or remote work on a case-by-case basis; employee assistance programs; short-term and long-term disability insurance; term life insurance; and fertility health and family-forming benefits; as well as company-paid access to certain wellness and family care resources.

Employee Engagement

Each year, we conduct an employee engagement survey to help our management team gain insight into and gauge employees’ feelings, attitudes, and behaviors around working at CarGurus. Our latest survey, completed in September 2023, had a participation rate of approximately 90% of our eligible employees worldwide. We recognized strengths related to manager-employee relationships and progress around learning and enablement. Based on employee feedback, we also identified several company-wide opportunity areas to improve engagement and drive long-term success. Our culture and commitment to building a workplace where we can all thrive has been recognized externally with the following awards: Built In Boston’s “Best Places to Work” in 2019 through 2023; Boston Business Journal’s “Best Places to Work” in 2015 through 2019 and 2021 through 2023; Boston Globe’s “Top Place to Work” in 2014 through 2016, 2018, and 2022 through 2023; and multiple awards from Comparably including “Best Perks & Benefits” in 2021 through 2023, “Best Work-Life Balance” in 2021 through 2023, and "Best Company Culture” in 2022 and 2023. In 2023 we were also named among Fortune’s “Best Workplaces in Technology” and were recognized as a “DEI Champion” by The Boston Globe and were awarded the “Human Rights Campaign’s Equality 100 Award: Leader in LGBTQ+ Workplace Inclusion”.

Training and Development

Our people and talent strategy is essential for our ability to continue to develop and market innovative products and customer solutions. We continually invest in our employees’ career growth and provide our team with a wide range of development opportunities, including mandatory quarterly compliance training courses as well as one-on-one, hybrid, social, and self-directed learning, mentoring, coaching, and external development.

Technology and Product Development

We are a technology company focused on innovative, actionable data analysis. We design our mobile and web products to create a transparent experience for both consumers and dealers. We believe in rapid development, release frequent updates, and have internal tools and automation that allow us to efficiently evolve our products. Our software is built using a combination of internally developed software, third-party software and services, and open-source software.

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

Infrastructure

Our development servers and U.S. and Canadian websites are hosted at third-party data centers in the U.S. near Dallas, Texas, as well as through third-party cloud services in the U.S. Our European websites are hosted on third-party cloud computing services near each of London, England, Dublin, Ireland, and Frankfurt, Germany. We use third-party content distribution networks to cache and serve many portions of our sites at locations across the globe. We monitor and test at the application, host, network, and full-site levels to maintain availability and promote performance. We use third-party cloud computing services for many data processing jobs and backup/recovery services.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret protections, confidentiality procedures, and contractual restrictions.

We have one issued U.S. patent with an expiration date of May 2034, one pending U.S. patent application, one pending U.S. provisional patent application, and one pending international patent application. These applications cover proprietary technology that relates to various functionalities on our platform, generally in connection with pricing, ranking, and detecting fraud in online listings. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks, including “CarGurus,” the CarGurus logo, the CG logo, and related marks, which we have registered as trademarks in the U.S. and certain other jurisdictions. Additionally, we have a number of registered and unregistered trademarks, including “CarOffer” and the CarOffer logo, and related marks, which we have registered as trademarks in the U.S. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position. Our registered trademarks remain enforceable in the countries in which they are registered for as long as we continue to use the marks, and pay the fees to maintain the registrations, in those countries.

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

Regulatory

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state, local, and foreign laws and regulations. In particular, the advertising and sale of new or used motor vehicles is highly regulated by the states and jurisdictions in which we do business. Although we believe that vehicle listings on our sites are not themselves advertisements, regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business. These advertising laws and regulations, which often originated decades before the emergence of the internet, are frequently subject to multiple interpretations, are not uniform across jurisdictions, sometimes impose inconsistent requirements with respect to new or used motor vehicles, and the manner in which they should be applied to our business model is not always clear. Regulators or other third parties could take, and on some occasions have taken, the position that our marketplace or related products violate applicable brokering, bird-dog, consumer protection, or advertising laws or regulations.

Our wholesale operations through CarOffer are regulated by the states in which we operate and by the U.S. federal government. These activities may also be subject to state and local licensing requirements. Additionally, we may be subject to regulation by individual state dealer licensing authorities and state and local consumer protection agencies.

In order to operate in this regulated environment, we develop our products and services with a view toward appropriately managing the risk that our regulatory compliance, or the regulatory compliance of the dealers whose inventory is listed on our websites, could be challenged.

We consider applicable advertising and consumer protection laws and regulations in designing our products and services. With respect to paid advertising, other than Featured Listings, Featured Priority Listings, and products marketed under our RPM and digital advertising suite, we believe that most of the content displayed on the websites we operate does not constitute paid advertising for the sale of motor vehicles. Nevertheless, we endeavor to design our website content in a manner that would comply with relevant advertising regulations and consumer protection laws if, and to the extent that, the content is considered to be vehicle sales advertising.

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

In addition, we are subject to numerous federal, national, state, and local laws and regulations in the U.S. and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. While the scope of these laws and regulations is changing and remains subject to differing interpretations, we seek to comply with industry standards and all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties.

Information about Our Executive Officers (as of February 23, 2024)

Name	Age	Positions(s)
Jason Trevisan	49	Chief Executive Officer and Director
Langley Steinert	60	Executive Chair and Chair of the Board of Directors
Andrea Eldridge	49	Chief People Officer
Ismail Elshareef	48	Chief Product Officer
Zachary Hallowell	48	Chief Executive Officer, CarOffer
Elisa Palazzo	42	Chief Financial Officer
Matthew Quinn	52	Chief Technology Officer
Dafna Sarnoff	60	Chief Marketing Officer
Samuel Zales	60	Chief Operating Officer and President
Javier Zamora	53	General Counsel and Corporate Secretary

Jason Trevisan. Mr. Trevisan has served as our Chief Executive Officer and a member of our Board of Directors since January 2021. Prior to such appointments, he served as our Chief Financial Officer from September 2015, as our Treasurer from July 2016 and as our President, International from January 2020. He served as our interim Principal Financial Officer from October 2022 to December 2023. Prior to joining CarGurus, Mr. Trevisan was a General Partner with Polaris Partners, a venture capital firm, from September 2003 to August 2015. While at Polaris Partners, Mr. Trevisan led investments in and served as a director of numerous consumer internet and software companies including LegalZoom, PartsSource, Shoedazzle, and The Roberts Group. Prior to that, from September 1999 to June 2001, Mr. Trevisan held management roles in analytics and client services at aQuantive, a digital marketing service and technology company, which was acquired by Microsoft Corporation in 2007. Earlier in his career, from July 1996 to August 1999, he served as a consultant with Bain & Company, a management consulting company. Mr. Trevisan received a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and a Bachelor of Arts degree from Duke University.

Langley Steinert. Mr. Steinert is our founder and has served as our Executive Chair since January 2021 and as a member of our Board of Directors since our founding. Mr. Steinert has served as our Chair since September 2017 and served as our Chief Executive Officer from our founding to January 2021 and as our President from June 2015 to February 2019. Mr. Steinert is also the co-founder of ApartmentAdvisor, Inc., an apartment rental marketplace, and has served as Chairman of its board of directors since October 2020. Mr. Steinert also serves as a board member at the Tuck School of Business at Dartmouth College. From

February 2000 through February 2006 Mr. Steinert was Chairman and co-founder of TripAdvisor, Inc., an online marketplace for travel-related content. Mr. Steinert holds a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and a Bachelor of Arts degree from Georgetown University.

Andrea Eldridge. Ms. Eldridge has served as our Chief People Officer since February 2020 and, as previously disclosed, will step down from that position effective April 5, 2024. Prior to joining CarGurus, from October 2018 to November 2019, Ms. Eldridge served as Senior Vice President, Talent & Employee Experience for Cengage Learning, Inc., an educational content and technology company. Prior to that, from February 2006 to February 2018, Ms. Eldridge held various positions in talent, marketing, and general management at Ahold USA, a subsidiary of Ahold Delhaize, a global grocery retailing group. Ms. Eldridge holds a Bachelor of Arts degree from Wellesley College.

Ismail Elshareef. Mr. Elshareef has served as our Chief Product Officer since February 2024. Prior to joining CarGurus, Mr. Elshareef served as the Chief Product Officer at OneFootball, a platform-based football media company, from January 2022 to January 2024. Prior to that, he served as the Chief Product Officer at UpKeep, Inc., an asset operations management platform company, from August 2019 to December 2021. Previously, Mr. Elshareef served in various roles at Ticketmaster Entertainment, LLC, a ticket sales and distribution company, including SVP, Consumer Products from September 2016 to July 2019 and VP, Open Platform and Innovation from July 2015 to September 2016, and in various roles at Edmunds.com Inc., an online resource for automotive inventory and information, including Executive Director, Open Platform from May 2011 to July 2015, Principal Architect from May 2010 to May 2011, and Director, Engineering from December 2007 to May 2010. Mr. Elshareef holds a Bachelor of Science in Computer Engineering degree from the King Fahd University of Petroleum and Minerals and a Master of Science in Electrical Engineering degree from California State University, Los Angeles. He also completed the Executive Management Program at Kellogg Graduate School of Management at Northwestern University.

Zachary Hallowell. Mr. Hallowell has served as the Chief Executive Officer, CarOffer since December 2023 and served as our Head of Industry Transformation from October 2023 to December 2023. Prior to joining CarGurus, Mr. Hallowell served in various roles at Cox Automotive Inc., an automotive services and technology provider, including as Senior Vice President, Manheim Digital from October 2020 to October 2023, Vice President, Manheim Digital Marketplace from January 2018 to October 2020 and General Manager/Head of Operational Excellence at RMS Automotive from November 2015 to December 2017. Prior to that, he served in various roles at OPENLANE, Inc. (formerly known as KAR Auction Services, Inc.), an online auction company for automotive dealers, including as Vice President, Online Product Management, ADESA from December 2014 to October 2015, President/COO Recovery Database Network from January 2013 to October 2015, Business Line Director, OPENLANE from October 2007 to December 2012, Director, Product and Program Management from April 2004 to December 2006, and Product Manager from November 1999 to April 2004. From January 2007 to October 2007, Mr. Hallowell served as a Senior Project Manager at L.L. Bean, a multi-chain retailer. Mr. Hallowell holds a Bachelor of Arts in Political Science degree from Middlebury College.

Elisa Palazzo. Ms. Palazzo has served as our Chief Financial Officer since December 2023. Prior to joining CarGurus, Ms. Palazzo served in various roles at Talkspace, Inc., a healthcare software company, including as Deputy Chief Financial Officer, from April 2023 to November 2023, and as Senior Vice President of Finance, a role she assumed as part of Hudson Executive Capital’s involvement in Talkspace, Inc., from 2021 to April 2023. Between October 2020 and April 2023 she was a Senior Analyst and Managing Director at Hudson Executive Capital, a hedge fund company, overseeing investments in consumer, online, and digital media companies. Previously, from January 2019 to September 2020, she served as an investor and Director at PSP Investments, a pension investment manager company. Prior to that, Ms. Palazzo served as a Senior Investment Analyst at Point72 Asset Management, a hedge fund company, from August 2016 to November 2018, and as an Investment Analyst at Coltrane Asset Management, a hedge fund company, from November 2012 to August 2016. Between 2005 and 2012 she held various roles at Credit Suisse, a financial services company. Ms. Palazzo holds a Master of Business Administration degree from Harvard Business School and a Master of Science in Corporate Finance degree from Bocconi University.

Matthew Quinn. Mr. Quinn has served as our Chief Technology Officer since January 2022. Prior to joining CarGurus, from January 2020 to December 2021, Mr. Quinn was Vice President of Engineering at the small business referral network, Alignable, Inc. He has also led large development teams at technology companies such as Audible, Inc., an Amazon company providing online audiobook and podcast services, where he served in roles from June 2015 to December 2019, including as Vice President of Software Development from May 2018 to December 2019, as well as Vistaprint, a Cimpress plc company providing online marketing and printing services to small businesses, and Amazon, an e-commerce and cloud computing company. Mr. Quinn pioneered Vistaprint’s promotional products business, built and led their digital services engineering team, managed teams on

Amazon’s Fire Phone launch, served as the site lead for Audible’s Boston office and led teams that launched Audible on Alexa, FireTV, and Kindle. Mr. Quinn holds a Master of Science degree in Management from Emmanuel College and a Bachelor of Arts degree in Mathematics and Computer Science from the College of the Holy Cross.

Dafna Sarnoff. Ms. Sarnoff has served as our Chief Marketing Officer since December 2021. Prior to joining CarGurus, Ms. Sarnoff led marketing for several technology and growth companies, including Aura Sub, LLC, a digital security innovator, from September 2020 to November 2021, Intersection Parent, Inc., an experience-driven media and technology company, from August 2016 to September 2020, and Yodle, Inc., a digital marketing software-as-a-service business that was acquired by Web.Com Group, Inc. in 2016, from November 2012 to August 2016. Ms. Sarnoff also held various leadership roles over ten years at American Express Company, a bank holding company and multinational financial services corporation that specializes in payment cards, in both consumer and B2B marketing, after starting her career at Bain & Company, Inc. Ms. Sarnoff holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree in Mathematics from Dartmouth College.

Samuel Zales. Mr. Zales has served as our Chief Operating Officer since September 2017 and as our President since February 2019. Mr. Zales also served as our Chief Revenue Officer from December 2015 to September 2017 and as our President of Dealer Operations and International from November 2014 to December 2015. Prior to joining CarGurus, from January 2014 to October 2014, Mr. Zales was Executive Vice President of Zeta Interactive, a marketing software company that acquired ClickSquared, Inc., a marketing software company, in January 2014. From March 2013 to January 2014, Mr. Zales was Chief Executive Officer of ClickSquared. Prior to that, Mr. Zales was a consultant to multiple technology and software companies and served on the boards of four venture-backed companies. From October 2008 to November 2011 Mr. Zales was President of Zoom Information, Inc., a software-as-a-service company, where he led day-to-day operations and oversaw the company’s growth strategy into the marketing services and sales intelligence arenas. Prior to that, from January 2007 to October 2008, Mr. Zales was Chief Executive Officer of BuyerZone.com LLC, an online marketplace for business purchasing and a division of Reed Business Information, a business unit of Reed Elsevier PLC, which acquired BuyerZone.com in January 2007. From November 1999 to January 2007, Mr. Zales was President and Chief Executive Officer of BuyerZone.com, which he led to its acquisition by Reed Business Information. Mr. Zales holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts degree from Dartmouth College.

Javier Zamora. Mr. Zamora has served as our General Counsel and Corporate Secretary since August 2022. Prior to joining CarGurus, Mr. Zamora was VP, General Counsel & Corporate Secretary of Converse, Inc., a footwear and apparel company, from February 2021 to July 2022. From March 2008 to January 2021 he served as Assistant General Counsel at Nike, Inc., a global footwear and apparel company. Prior to that, Mr. Zamora practiced corporate and securities law at a national law firm based in Chicago and was an officer in the military who served a tour of duty in Iraq. Mr. Zamora holds a Juris Doctor degree from DePaul University and a Bachelor of Arts degree in Political Science from the University of California, Los Angeles.

Additional Information

The following filings are available on our investor relations website after we file them with the U.S. Securities and Exchange Commission, or the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders and any amendments to those reports or statements. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investors.cargurus.com.

We webcast our earnings calls and certain events that we participate in or host with members of the investment community on our investor relations website. Additionally, we provide news and announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases, on our investor relations website. Corporate governance information, including our policies concerning business conduct and ethics, is also available on our investor relations website under the heading “Governance.” No content from any of our websites is incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any reference to our websites is intended to be an inactive textual reference only.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, some of which have previously occurred and any of which may occur in the future, together with all of the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, before evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the trading price of our Class A common stock could decline. See “Special Note Regarding Forward‑Looking Statements.”

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, operating results, cash flow, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business and Industry

•
Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscription agreements with us, and/or dealer closures or consolidations occur that reduce demand for our products, our business and financial results would be materially and adversely affected.
•
If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.
•
Our business is subject to risks related to the larger automotive industry ecosystem, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.
•
If the CarOffer business and/or our combined offerings do not grow, our revenue and business could be adversely affected.
•
If we are unable to provide a compelling experience to consumers on our platform, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.
•
Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products, could negatively impact our business and financial results.
•
We rely, in part, on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
•
Our revenue growth rate in the future is uncertain, including due to potential macroeconomic effects.
•
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.
•
We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.
•
We may be subject to disputes regarding the accuracy of Instant Market Values, Deal Ratings, Dealer Ratings, New Car Price Guidance, and other features of our marketplaces.
•
We are subject to a complex framework of laws and regulations, many of which are unsettled, still developing, and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.
•
A significant disruption in service on our websites or mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brands, operating results, and financial condition.

•
We and our third-party service providers collect, process, store, transfer, share, disclose, and use consumer information and other data, and the actual or perceived failure of us or our third-party service providers to protect such information and data or respect users’ privacy could expose us to liability and adversely affect our reputation, brands, business, and operating results.
•
Our ability to attract consumers to our own websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.
•
Failure to adequately protect our intellectual property could harm our business and operating results.
•
We may be unable to halt the operations of websites that aggregate or misappropriate our data.
•
Seasonality and other factors may cause fluctuations in our operating results and our marketing spend.
•
Failure to deal effectively with fraud or other illegal activity could harm our business.
•
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.
•
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Risks Related to Our Class A Common Stock

•
Our founder controls a majority of the voting power of our outstanding capital stock, and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.
•
The trading price of our Class A common stock has been and may continue to be volatile and the value of our stockholders’ investment in our stock could decline.
•
We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

General Risk Factors

•
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.
•
We must maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
•
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

A significant source of our revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplaces. Our subscription agreements with dealers generally may be terminated by us with 30 days’ notice and by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. A dealer may be influenced by several factors to cancel its subscription with us, including national and regional dealership associations, national and local regulators, automotive manufacturers, consumer groups, and consolidated dealer groups. If any of these influential groups indicate that dealers should not enter into or maintain subscription agreements with us, dealers could share this belief and we may lose a number of our paying dealers. If a significant number of our paying dealers terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

Additionally, in the past, the number of U.S. dealers has declined due to dealership closures and consolidations as a result of industry dynamics and macroeconomic issues. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. If dealership closures and consolidations occur in the future, our business and financial results would be materially and adversely affected.

If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.

If paying dealers do not receive the volume of consumer connections that they expect during their subscription period, do not experience the level of car sales they expect from those connections, or fail to attribute consumer connections or sales to our platform, they may terminate their subscriptions prior to the commencement of the applicable renewal term. If we fail to maintain or increase the number of paying dealers or fail to maintain or increase the level of fees that we receive from them, our business and financial results would be materially and adversely affected.

We allow dealers to list their inventory in our marketplaces for free; however, we impose certain limitations on such free listings. In the future, we may decide to impose additional restrictions on Restricted Listings or modify the services available to non-paying dealers. These changes to our Restricted Listings product may result in less inventory being displayed to consumers, which may impair our efforts to attract consumers, and cause paying and non-paying dealers to receive fewer leads and connections, which may make it more difficult for us to convert non-paying dealers to paying dealers or maintain or increase the number of paying dealers. If dealers do not subscribe to our paid offerings at the rates we expect, our business and financial results would be materially and adversely affected.

Our business is subject to risks related to the larger automotive industry ecosystem, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Decreases in consumer demand could adversely affect the market for automobile purchases and, in turn, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline; the availability and cost of credit; increased interest rates; reductions in business and consumer confidence; stock market volatility; unemployment; and the lingering effects of the COVID-19 pandemic.

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

In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including global supply chain challenges, labor, disruptions, work stoppages, or strikes, changes to trade policies, including tariff rates and customs duties, trade relations between the U.S. and China, and other macroeconomic issues, including increased interest rates and the lingering effects of the COVID-19 pandemic. Increasing global inflation rates have spurred a cycle of monetary policy tightening, including through central bank increases to key short-term lending rates. Both the availability and cost of credit are factors affecting consumer confidence, which is a critical driver of vehicle sales for our consumers and dealers. Additionally, vehicle affordability for our consumers is becoming more challenging due to a combination of factors, including elevated vehicle pricing resulting from inflationary cost increases and vehicle production constraints, rising vehicle finance costs due to increased interest rates, declines in inventory supply, and increases in wholesale auction prices and the prices that dealers charge consumers for vehicles. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

If the CarOffer business and/or our combined offerings do not grow, our revenue and business could be adversely affected.

Continued achievement of our transaction synergies and our ability to grow the CarOffer business and the revenue associated with it depends on a number of factors, including our ability to expand the number of dealers engaging on the CarOffer platform; retain existing customers and increase the share of wholesale transactions that they complete on the CarOffer platform; attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions. Additionally, our ability to grow IMCO and the revenue associated with it also depends on a number of factors, including our ability to continue to effectively scale and market IMCO; attract prospective consumers to sell their vehicles online through IMCO; and successfully compete with competitors, including online dealerships. If our anticipated transaction synergies do not fully materialize, or the CarOffer business and/or IMCO fail to grow at the rate we expect, our revenue and business could be adversely affected.

Industry conditions such as a significant change in retail vehicle prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles on their own, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform. In addition, the decline in the supply of inventory has also led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles. We also face inventory risk in connection with vehicles acquired by CarOffer via arbitration, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. Such inventory risk would be higher if arbitrations increase, which is more likely to occur in connection with declining wholesale market conditions.

Furthermore, activity on the CarOffer platform has in the past fluctuated, and may again in the future fluctuate, from period to period based on macroeconomic conditions and changing demand requirements, which could adversely impact our revenue, results of operations, and financial condition for such period(s). Macroeconomic issues, including increased interest rates and lower consumer confidence, could also adversely impact dealer demand for sourcing inventory and therefore lead to a reduction in the number of vehicle wholesale sales on the CarOffer platform and/or transacted via IMCO, which would adversely impact CarOffer’s business and financial results. Additionally, inventory challenges in the automotive industry have contributed and could continue to contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform and/or transacted via IMCO. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply could adversely impact our revenue and business.

We may fail to successfully integrate CarOffer and/or fail to fully realize all of the anticipated benefits of the 2023 CarOffer Transaction, which could harm our business, brands, operating results, and financial condition.

On December 1, 2023, we completed the 2023 CarOffer Transaction. Successful integration of CarOffer’s operations and personnel into our existing operations places an additional burden on management and other internal resources. The integration process could distract our management, disrupt our ongoing business, or result in inconsistencies in our services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the 2023 CarOffer Transaction, which could, in turn, harm our business, brands, operating results, and financial condition.

If dealers or other advertisers reduce their spending with us, our advertising revenue and business and our financial results would be harmed.

A portion of our revenue is derived from advertising revenue generated primarily through short-term advertising sales, including on-site advertising and audience targeting services, to dealers, auto manufacturers, and other auto-related brand advertisers. We compete for this advertising revenue with other online automotive marketplaces and with television, print media, and other traditional advertising channels. Our ability to attract and retain advertisers and to generate advertising revenue depends on a number of factors, including our ability to increase the number of consumers using our marketplaces; compete effectively for advertising spending with other online automotive marketplaces; continue to develop our advertising products; keep pace with changes in technology and the practices and offerings of our competitors, including the use of AI; and

offer an attractive ROI to our advertisers for their advertising spend with us.

As a result of the effects of the COVID-19 pandemic, some advertisers canceled or reduced their advertising with us and it is possible that advertising customers will cancel or reduce their advertising with us in the future for a variety of reasons, including macroeconomic issues, such as increased interest rates and other matters that influence consumer spending. In addition, the year-over-year decline in the number of consumer visits to our sites as a result of the COVID-19 pandemic or otherwise resulted in the delivery of fewer impressions for our advertising customers than anticipated year-over-year for the years ended December 31, 2022, 2021, and 2020, which caused, and may continue to cause, an adverse impact on our advertising revenue. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling experience to consumers on our platform, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we fail to provide a compelling vehicle search experience to consumers, the number of connections between consumers and dealers through our marketplaces could decline, which, in turn, could lead dealers to suspend listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the number of dealers using our marketplaces would materially and adversely affect our marketplaces and our business and financial results. We believe that our ability to provide a compelling vehicle search experience, both on desktop computers and through mobile devices, is subject to a number of factors, including our ability to maintain attractive marketplaces for consumers and dealers; continue to innovate and introduce products for our marketplaces; anticipate or adapt to new and changing technologies, including the use of AI, and consumer requirements on a timely basis; launch new products that are effective and have a high degree of consumer engagement; display a wide variety of automobile inventory to attract more consumers to our websites; provide mobile applications that engage consumers; maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

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

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic effects and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers, and conducting other research and development activities. There can be no assurance that innovations to our products like IMCO or TDO, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue, or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace. In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers, and, if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces, as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We rely, in part, on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We rely, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies and/or introduce competing products in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, as they have done from time to time, or if our efforts to improve our search engine optimization are unsuccessful or less successful than our competitors’ efforts, our ability to attract a large consumer audience could diminish, traffic to our marketplaces could decline, and the number of leads that we send to our dealers could be adversely impacted. Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend or more aggressive spending by our competitors could also cause us to incur higher advertising costs and/or reduce our market visibility to prospective users. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines would harm our business and operating results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplaces. For example, our success in each market is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers using our marketplaces. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, and increased fees we may be charged by data providers. Our marketplaces could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplaces may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable or transparent shopping experience for consumers using our marketplaces and could negatively affect our business and operating results.

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

Complaints or negative publicity about our business practices and culture, our management team and employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third party content and conduct on our websites, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplaces and could adversely affect our brands. There can be no assurance that we will be able to maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results.

Our revenue growth rate in the future is uncertain, including due to potential macroeconomic effects.

Our revenue decreased to $914.2 million for the year ended December 31, 2023 from $1,655.0 million for the year ended December 31, 2022, representing a 45% decrease between such periods. Our revenue in the future is uncertain and could potentially be impacted by macroeconomic issues, such as declining wholesale vehicle prices, increased interest rates, lower consumer confidence, labor, disruptions, work stoppages, or strikes, consumer debt levels, the war in Ukraine and Russian sanctions, the conflict in Israel and surrounding areas and the possible expansion of such conflict, and other matters that influence consumer spending and preferences. We will also not be able to grow as expected, or at all, if we fail to increase the number of consumers using our marketplaces; attract new consumers to sell their vehicles online through IMCO; maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying; expand the number of dealers engaging on the CarOffer platform and increase the share of wholesale transactions which they complete on such platform; attract and retain advertisers placing advertisements in our marketplaces; further improve the quality of our marketplaces and introduce high quality new products; and increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers. If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of macroeconomic issues, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. We may need to engage in equity or debt financings to secure additional funds, in addition to our revolving credit facility associated with the Credit Agreement (as defined below), which we refer to as the 2022 Revolver. Additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including heightened inflation and interest rate and currency rate fluctuation, may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, and could adversely affect our business, operating results, financial condition, and prospects.

Our international operations involve risks that may differ from, or are in addition to, our domestic operational risks.

In addition to the U.S., we operate marketplaces in the U.K. and Canada, which are less familiar competitive environments and involve various risks, including the need to invest significant resources and the likelihood that returns on such investments will not be achieved for several years, or possibly at all. We have incurred losses in prior periods in the U.K. and Canada and may incur losses there again in the future. We also face various other challenges in those jurisdictions. Our competitors may be more established or otherwise better positioned than we are to succeed in the U.K. and Canada. Our competitors may offer services to dealers that make dealers dependent on them, such as hosting dealers’ websites and providing inventory feeds for dealers, which would make it difficult to attract dealers to our marketplaces. Any of these barriers could impede our operations in our international markets, which could affect our business and potential growth.

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures. Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including adapting our websites and mobile applications to conform to local consumer behavior; increased competition from local providers and potential preferences by local populations for local providers; compliance with applicable foreign laws and regulations, including different privacy, censorship, and liability standards and regulations, and different intellectual property laws; the enforceability of our intellectual property rights; credit risk and higher levels of payment fraud; compliance with anti-bribery laws, including compliance with currency exchange rate fluctuations; adverse changes in trade relationships among foreign countries and/or between the U.S. and such countries; double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the U.S. or the foreign jurisdictions in which we operate; and higher costs of doing business internationally.

We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.

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

In addition, any unplanned turnover, reduced involvement, or our failure to develop an adequate succession plan for any of our executive officers or key employees, or the reduction in their involvement in the management of our business, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will, which means they may terminate their employment relationships with us at any time. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Furthermore, changes in our senior management team and other key employees have the potential to disrupt our business, and any such disruption could adversely affect our operations, growth, financial condition, or results of operations.

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

Federal Laws and Regulations

The Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the U.S. For example, in December 2023 the FTC issued the Combating Auto Retail Scams Rule, or the CARS Rule. The CARS Rule sets a framework to ensure transparency throughout the vehicle selling process and could have an impact on our services. If the FTC takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

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

Any failure by us, or the third parties on which we rely, to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines, and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to applicable laws or their interpretations that further restricts the way consumers and dealers interact through our platforms, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

Antitrust and Other Laws

Antitrust and competition laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. A governmental or private civil action alleging unlawful or anticompetitive activity could be costly to defend and could harm our business, results of operations, financial condition, and cash flows.

Claims could be made against us under both U.S. and foreign laws, including claims for defamation, libel, invasion of privacy, false advertising, or intellectual property infringement, or claims based on other theories related to the nature and content of the materials disseminated by our marketplaces and on portions of our websites. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information transmitted in our marketplaces, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

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

Our success depends upon our relationships with third parties, including our transaction processor; our data center hosts; our information technology providers; our data providers for inventory and vehicle information; and our partners for vehicle transportation, inspection, and other logistics associated with our CarOffer business and IMCO. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. For example, primarily in connection with our Dealer-to-Dealer transactions, we utilize a single third-party transaction processor that collects customer payments on our behalf and remits them to us, provides payments in advance for certain selling dealers, provides titling services for transactions, and holds auction licenses. If our relationship with this third-party transaction processor were to deteriorate or terminate, we would have to identify a succeeding transaction processor or assume in-house facilitation of these services, which would disrupt our business and could adversely affect our revenue, results of operations, and financial condition. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

Our enterprise systems require that we integrate the platforms hosted by certain third-party service providers. We are responsible for integrating these platforms and updating them to maintain proper functionality. Issues with these integrations, our failure to properly update third-party platforms, or any interruptions to our internal enterprise systems could harm our business by causing delays in our ability to quote, activate service, and bill new and existing customers on our platform.

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

Substantially all of the communications, network, and computer hardware used to operate our platforms is located in the Eastern region of the U.S., and internationally near each of London, England; Dublin, Ireland; and Frankfurt, Germany. These facilities include hosting through Amazon Web Services, a provider of cloud infrastructure services. Although we can host our U.S. CarGurus’ marketplace from two alternative locations and we believe our systems are redundant, there may be exceptions for certain hardware or software. In addition, we do not own or control the operation of these facilities. Any disruptions or other operational performance problems with these facilities or problems faced by their operators, including our cloud infrastructure service provider, could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability. We also use third-party hosting services to back up some data but do not maintain redundant systems or facilities for some of the services. A disruption to one or more of these systems has caused, and may in the future cause, us to experience an extended period of system unavailability, which could negatively impact our relationship with consumers, customers, and advertisers. Our systems and operations are vulnerable to damage or interruption from fire, flood, extreme weather conditions, power loss, telecommunications failure, terrorist attacks, acts of war, electronic breaches, cyber-attacks, phishing attempts, errors by employees, physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

We and our third-party service providers collect, process, store, transfer, share, disclose, and use consumer information and other data, and the actual or perceived failure of us or our third-party service providers to protect such information and data or respect users’ privacy could expose us to liability and adversely affect our reputation, brands, business, and operating results.

Some functions of our marketplaces involve the storage and transmission of consumers’ information, such as IP addresses, contact information of users who connect with dealers, credit applications and other financial data, and profile information of users who create accounts on our marketplaces, as well as dealers’ information. We also process and store personal and confidential information of our vendors, partners, and employees, and we employ third-party service providers, such as payment processing providers, who also regularly have access to customer and consumer data. Some of this information may be private, and security breaches, including the unauthorized acquisition or access, compromise, or loss of such information, against us or our third-party service providers could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation, and remediation costs. For example, hackers could steal our users’ profile passwords, names, email addresses, phone numbers, and other personal information. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information, and we also rely on our third-party service providers to use sufficient security measures to protect such information. Despite all of our efforts to protect this information and data, none of our security measures or those of our third-party service providers provide absolute security, and they may not be effective in preventing a future failure of our systems. Like all information systems and technology, our websites, mobile applications, and information systems, and those of our third-party service providers, are subject to computer viruses, break-ins, phishing attacks, attempts to overload the systems with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our or our third-party service providers’ computer systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, and use of personal or other confidential information. If we or our third-party service providers experience compromises to data security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers, customers, advertisers, partners, vendors, and employees may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, dealers may stop or decrease their subscriptions with us, and advertisers may decrease or stop advertising on our websites.

Further, outside parties have attempted and will likely continue to attempt to fraudulently induce employees, consumers,

or advertisers to disclose sensitive information in order to gain access to our information or our consumers’, dealers’, advertisers’, and employees’ information. As cyber-attacks increase in frequency and sophistication, our cyber-security and disaster recovery plans may not be effective in anticipating, preventing, and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems constantly evolve, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate measures for prevention and detection. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts.

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

There are numerous federal, national, state, and local laws and regulations in the U.S. and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. These laws and regulations are evolving, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines or penalties, may subject us to third-party lawsuits, may be inconsistent between countries and jurisdictions, and may conflict with other requirements. We seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, which we refer to collectively as the Privacy Regulations. The Privacy Regulations include the European Union's, or EU, General Data Protection Regulation and the California Consumer Privacy Act. Certain of the Privacy Regulations have already required, and certain others may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, Brexit and the Schrems II decision of the Court of Justice of the EU, which effectively invalided the EU-U.S. Privacy Shield Framework, may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain Privacy Regulations and other statutory requirements.

Any failure or perceived failure by us to comply with U.S. and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees, and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer, or dealer information at risk and could, in turn, expose us to claims for damages or regulatory fines or penalties and harm our reputation, business, and operating results.

For information on our cybersecurity risk management, strategy, and governance, see the “Cybersecurity” section of this Annual Report.

Our ability to attract consumers to our own websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.

The success of our consumer marketing and the delivery of internet advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie-based technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including increasing consumer adoption of “do not track” mechanisms as a result of legislation; privacy restrictions imposed by web browser developers, advertising partners, or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and new developments in, or new interpretations of, privacy laws, regulations, and industry standards. Each of these developments could materially impact our ability to collect consumer data and deliver relevant internet advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business could be materially impacted.

We have been, and may again be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We have been, and may in the future be, subject to claims and litigation alleging that we or content on our websites infringe others’ intellectual property rights, including the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may also learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or payment of substantial damages. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to stop offering some features or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to modify our marketplaces and features, which could require significant effort and expense and may ultimately not be successful.

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

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. In addition, any reduction of our marketing spend in response to macroeconomic-related expense management or otherwise, and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced. In addition, the volume of wholesale vehicle sales can fluctuate from quarter to quarter as a result of macroeconomic issues, which may have a corresponding impact on our results of operations. This variability is due to several factors including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. This variability has affected our Digital Wholesale segment in the past, and may continue to in the future.

Failure to deal effectively with fraud or other illegal activity could harm our business.

We are exposed to potential fraudulent and illegal activity in our marketplaces, including listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; receipt of fraudulent leads that we may send to our dealers; and deceptive practices in our peer-to-peer marketplace. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity now or in the future. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers, and adversely affect our reputation, financial performance, and growth prospects.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.

We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in controls at our CarOffer subsidiary. The deficiencies include IT general control deficiencies over certain information technology systems. Consequently, we were not able to have consistent, effective operation of manual business controls that rely on data produced by and maintained within these affected information technology systems, which in the aggregate constitute a material weakness. While this material weakness did not result in a material misstatement of our consolidated financial statements, it could impact the effectiveness of our segregation of duties controls, as well as the effectiveness of IT-dependent controls, which could result in misstatement(s) impacting financial statement accounts and disclosures, resulting in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

A failure by us to comply with the covenants or payment requirements specified in the 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under the 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under the 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. Intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment, including identification of triggering events for reassessment and determination of the fair value of related assets. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations.

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

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder and Executive Chair, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chair, and his ability to control the election or replacement of our directors. As our Executive Chair, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert, and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to this Annual Report), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

In November 2023 we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, with an expiration date of December 31, 2024. Repurchases under the 2024 Share Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under the 2024 Share Repurchase Program will decrease the number of outstanding shares of our Class A common stock and therefore could affect the price of our Class A common stock and increase its volatility. The existence of the 2024 Share Repurchase Program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Repurchases under the 2024 Share Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although the 2024 Share Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

General Risk Factors

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, wholesale, and digital car-buying and -selling services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include online automotive marketplaces and websites; internet search engines; peer-to-peer marketplaces; social media marketplaces; sites operated by automobile dealers; online dealerships; and vehicle auction companies. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control, including macroeconomic issues, such as increased interest rates. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations, volume, and prices in a given period in connection with our IMCO product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in tax laws, regulations, and interpretations, plus challenges to our tax positions.

We are subject to taxation in the U.S. and certain other jurisdictions in which we operate. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition, and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of recent U.S. Supreme Court and Massachusetts Supreme Court decisions, which could precipitate reactions that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition, and cash flows. We are also regularly subject to audits by tax authorities. Any adverse development or outcome in connection with any such tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition, and cash flows.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Our operations, or those of third-party service providers or dealers, could be negatively impacted by various events beyond our control, including natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability (including the ongoing conflict between Russia and Ukraine); negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters. These events could disrupt our operations and those of our third-party service providers and dealers. Further, if a natural disaster occurs in a region in which a significant number of dealers are located, such dealers may suspend listing their inventory, cancel or delay their subscriptions, or reduce their spending with us, which may materially and adversely impact our results of operations for a particular period. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could, in turn, affect our business, operating results, and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats as well as secure our networks and systems. Such processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems and product applications, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. Our security incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

We engage certain external parties to enhance our cybersecurity processes and strategies. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we evaluate the security and risk posture according to the perceived level of risk and in accordance with industry standard best practices.

The Audit Committee of the Board of Directors provides direct oversight over cybersecurity risk and provides regular updates to the Board of Directors regarding such oversight. The Audit Committee regularly meets with members of management responsible for data privacy, technology, and information security risks to discuss these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters.

Our Vice President, Information Security and Technology, who reports to our Chief Technology Officer, leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Specific cybersecurity related responsibilities include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Vice President, Information Security and Technology has extensive experience assessing and managing cybersecurity and risk programs having served in the current position for us since December 2020 and prior Senior Director level positions in Security and Privacy at several private and public Software as a Service, or SaaS, companies. Specialized knowledge also results from our Vice President, Information Security and Technology holding a Master of Information Security and Assurance from Norwich University.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time employees, with a data protection, cybersecurity, and incident response and prevention training program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity threats and risks and to bolster our employee-based cybersecurity programs.

Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Part I, Item 1A, Risk Factors, in this Annual Report for a discussion of cybersecurity risks.

Item 2. Properties.

We do not own any material real property. Our principal executive offices are located in Cambridge, Massachusetts, where we lease a total of approximately 169,764 square feet of space in various parcels in three buildings with lease terms through 2033. We also lease office space in Addison, Texas; Dublin, Ireland; and San Francisco, California, for our CarOffer, European, and Autolist operations, respectively. We sublease two of our leased office spaces for part of the remaining terms of the leases. Our U.S. Marketplace segment utilizes the offices in Cambridge, Massachusetts, and San Francisco, California. Our Digital Wholesale segment primarily utilizes the office in Addison, Texas. The Other category of segment reporting utilizes the office in Dublin, Ireland. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed. In 2019 we entered into a lease for office space at 1001 Boylston Street in Boston, Massachusetts, which we expect to occupy in 2024.

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

On February 23, 2024, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $23.84 per share.

Holders

As of February 22, 2024, we had six record holders of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise be subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of CarGurus under the Exchange Act or the Securities Act of 1933, as amended.

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the S&P 500 Index. On December 31, 2018, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $33.73 per share. All values assume a $100 initial cash investment and data for the Nasdaq Composite Index and the S&P 500 Index assume reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
CARG	100	104	94	100	42	72
S&P 500 Index	100	137	198	242	163	236
Nasdaq Composite Index	100	131	156	200	164	207

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our equity securities for each of the months during the quarter ended December 31, 2023:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
October 1, 2023 through October 31, 2023	632,817	$17.42	632,817	$116,051
November 1, 2023 through November 30, 2023	2,568,577	$20.71	2,568,577	$62,856
December 1, 2023 through December 31, 2023	1,617,865	$22.05	1,617,865	$—
Total	4,819,259	$20.73	4,819,259	$—
(1)
On December 8, 2022, we announced that our Board of Directors authorized a share repurchase program, or the 2022 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2022 Share Repurchase Program expired on December 31, 2023. The 2022 Share Repurchase Program did not obligate us to repurchase any minimum dollar amount or number of shares. All repurchased shares under the 2022 Share Repurchase Program were retired. We funded share repurchases under the 2022 Share Repurchase Program through cash on hand and cash generated from operations.
(2)
The total number of shares of common stock purchased as part of the 2022 Share Repurchase Program was inclusive of shares purchased but not settled as of December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward‑looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Annual Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles, or GAAP.

This section of this Annual Report discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. This section of this Annual Report also discusses 2022 and 2021 segment revenue and segment operating income (loss) from operations and year-to-year comparisons between 2022 and 2021 segment revenue and segment operating income (loss) from operations. Discussions of all other 2021 items and year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

Company Overview

CarGurus, Inc. is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. We use proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

We operate principally in the U.S. In the U.S., we also operate as independent brands the Autolist online marketplace and the CarOffer online wholesale platform, both of which we wholly own. In addition to the U.S., we operate online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K., we also operate as an independent brand the PistonHeads online marketplace, which we wholly own.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. During the year ended December 31, 2023, we managed our business and reported earnings through two reportable segments: U.S. Marketplace and Digital Wholesale. Prior to the first quarter of 2022 we had two reportable segments – U.S. and International. Effective as of the first quarter of 2022 we revised our segment reporting from two reportable segments to one reportable segment. Effective as of the fourth quarter of 2022 we again revised our segment reporting from one reportable segment to our two current reportable segments. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for further segment reporting and geographic information.

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM, digital advertising suite, Digital Retail, and Sell My Car - TDO, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or CarGurus Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the year ended December 31, 2023, we generated revenue of $914.2 million, a 45% decrease from $1,655.0 million of revenue for the year ended December 31, 2022.

For the year ended December 31, 2023, we generated consolidated net income of $22.1 million and Consolidated Adjusted EBITDA of $195.8 million, compared to consolidated net income of $79.0 million and Consolidated Adjusted EBITDA of $187.7 million for the year ended December 31, 2022.

See “Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest” below for more information regarding our use of Adjusted EBITDA, a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to our consolidated net income.

CarOffer Purchase Agreement

On November 6, 2023, we entered into a Membership Interest Purchase Agreement, or the 2023 Purchase Agreement, with CarOffer, CarOffer Investors Holding, LLC, CarOffer Midco, LLC, each of the persons set forth on Schedule 1.1(a) to the 2023 Purchase Agreement, which we refer to as the Indirect Members, Bruce T. Thompson, an individual residing in Texas, as the sellers’ representative, and the responsible party signatory thereto.

Pursuant to the 2023 Purchase Agreement we acquired the remaining minority equity interests in CarOffer for an aggregate consideration of $75.0 million in cash, or the 2023 Consideration, subject to certain adjustments set forth in the 2023 Purchase Agreement. A portion of the 2023 Consideration is held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the 2023 Purchase Agreement. The acquisition was completed on December 1, 2023. We refer to this acquisition as the 2023 CarOffer Transaction.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and we entered into the Fourth Amended and Restated Limited Liability Company Agreement, or the 2023 CarOffer Operating Agreement, pursuant to which, among other matters, the existing put and call rights were terminated.

See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further information regarding the 2023 CarOffer Transaction.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics for the U.S. and International geographic regions. The International region derives revenue from marketplace revenue from customers outside of the U.S. International markets perform differently from the U.S. market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition, and other dynamics unique to each country.

Monthly Unique Users

For each of our websites (excluding the CarOffer website), we define a monthly unique user as an individual who has visited any such website within a calendar month, based on data as measured by Google Analytics. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a given period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites during a calendar month. If an individual accesses a website using a different device within a given month, the first access by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our website within a calendar month, each such visit is counted as a separate unique user. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Year Ended December 31,
Average Monthly Unique Users	2023	2022
	(in thousands)
United States	31,205	29,083
International	7,135	6,645
Total	38,340	35,728

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding the CarOffer website) that take place each month within a given time frame, as measured and defined by Google Analytics. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. A session is defined as beginning with the first page view from a computer or mobile device and ending at the earliest of when a user closes their browser window, after 30 minutes of inactivity, or each night at midnight (i) Eastern Time for our U.S. and Canada websites, other than the Autolist website, (ii) Pacific Time for the Autolist website, and (iii) Greenwich Mean Time for our U.K. websites. A session can be made up of multiple page views and visitor actions, such as performing a search, visiting vehicle detail pages, and connecting with a dealer. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Year Ended December 31,
Average Monthly Sessions	2023	2022
	(in thousands)
United States	82,340	77,724
International	16,503	15,219
Total	98,843	92,943

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

	As of December 31,
Number of Paying Dealers	2023	2022
United States	24,318	24,567
International	6,617	6,740
Total	30,935	31,307

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

	Year Ended December 31,
Transactions	2023	2022
Transactions	65,418	190,594

Quarterly Average Revenue per Subscribing Dealer (QARSD)

We define QARSD, which is measured at the end of a fiscal quarter, as the marketplace revenue primarily from subscriptions to our Listings packages, RPM, our digital advertising suite, and other digital add-on products during that trailing quarter divided by the average number of paying dealers in that marketplace during the quarter. We calculate the average number of paying dealers for a period by adding the number of paying dealers at the end of such period and the end of the prior period and dividing by two. This information is important to us, and we believe it provides useful information to investors, because we believe that our ability to grow QARSD is an indicator of the value proposition of our products and the ROI that our paying dealers realize from our products. In addition, increases in QARSD, which we believe reflect the value of exposure to our engaged audience in relation to subscription cost, are driven in part by our ability to grow the volume of connections to our users and the quality of those connections, which result in increased opportunity to upsell package levels and cross-sell additional products to our paying dealers.

	As of December 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2023	2022
United States	$6,532	$5,842
International	$1,773	$1,522
Consolidated	$5,503	$4,921

Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest

To provide investors with additional information regarding our financial results, we have presented within this Annual Report, Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest, each of which is a non-GAAP financial measure. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP, and are not necessarily comparable to any similarly titled measures presented by other companies.

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units, as defined below, transaction-related expenses, other income, net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units, as defined below, other expense, net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest's full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of income (loss) because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements included elsewhere in this Annual Report) liability-classified awards which do not participate in the share of income (loss). Adjusted EBITDA attributable to redeemable noncontrolling interest is reflective of the 2023 CarOffer Transaction completed on December 1, 2023. Following the 2023 CarOffer Transaction, there is no redeemable noncontrolling interest as of December 1, 2023.

We have presented Consolidated Adjusted EBITDA and Adjusted EBITDA within this Annual Report because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, we believe that the exclusion of certain items in calculating Consolidated Adjusted EBITDA and Adjusted EBITDA can produce a useful measure for period‑to‑period comparisons of our business. We have presented Adjusted EBITDA attributable to redeemable noncontrolling interest because it is used by our management to reconcile Consolidated Adjusted EBITDA to Adjusted EBITDA. It represents the portion of Consolidated Adjusted EBITDA that is attributable to our redeemable noncontrolling interest. Adjusted EBITDA attributable to redeemable noncontrolling interest is not intended to be reviewed on its own.

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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense for CarOffer, LLC Units, which consists of one-time modifications and expense associated with our CO Incentive Units and Subject Units, as defined in Note 2 to the consolidated financial statements, and Noncontrolling Interest Units, as defined in Note 4 to the consolidated financial statements,

•
Consolidated Adjusted EBITDA and Adjusted EBITDA exclude transaction and one-time acquisition-related expenses incurred by us during a reporting period, which are inclusive of certain transaction and integration costs associated with the 2023 CarOffer Transaction and which may not be reflective of our operational performance during such period, for acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other income, net, which consists primarily of interest income earned on our cash and cash equivalents, foreign exchange gains, and losses and interest expense;
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

For the years ended December 31, 2023 and 2022, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$22,053	$78,954
Depreciation and amortization	48,474	45,334
Impairment of long-lived assets	184	165
Stock-based compensation expense	57,913	54,777
Stock-based compensation expense for CarOffer, LLC Units	55,543	(21,095)
Transaction-related expenses	1,044	—
Other income, net	(19,060)	(2,884)
Provision for income taxes	29,634	32,408
Consolidated Adjusted EBITDA	195,785	187,659
Adjusted EBITDA attributable to redeemable noncontrolling interest	83	1,006
Adjusted EBITDA	$195,702	$186,653
(1)
We have updated the table above to separately disclose the stock-based compensation expense for CarOffer, LLC Units and, as such, have updated the three months and year ended December 31, 2022 for comparative purposes.

For the years ended December 31, 2023 and 2022, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Year Ended December 31,
	2023	2022(1)
	(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$(14,889)	$(5,433)
Depreciation and amortization (2)	10,863	11,702
Impairment of long-lived assets (2)	67	63
Stock-based compensation expense (2)	783	731
Stock-based compensation expense for CarOffer, LLC Units (2)	2,249	(8,043)
Other expense, net (2)	985	2,007
Provision for income taxes (2)	25	(21)
Adjusted EBITDA attributable to redeemable noncontrolling interest	$83	$1,006
(1)
We have updated the table above to separately disclose the stock-based compensation expense for CarOffer, LLC Units and, as such, have updated the three months and year ended December 31, 2022 for comparative purposes.
(2)
These exclusions are adjusted to reflect the noncontrolling interest of 38% for the period prior to the 2023 CarOffer Transaction.

Components of Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM, digital advertising suite, Digital Retail, and Sell My Car - TDO, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

In addition to displaying inventory in our marketplace and providing access to the Dealer Dashboard, we offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements marketed under RPM and our digital advertising suite. Through RPM, dealers can buy advertising that appears in our marketplace, on other sites on the internet, and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

We also offer dealer advertising products for the PistonHeads website.

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Digital Retail, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page. Digital Retail is comprised of (i) the Digital Deal Platform, which gives dealers higher quality leads through upfront consumer-provided information, (ii) Geo Expansion, which expands the visibility of a dealer’s inventory in the search results beyond its local market, and (iii) Hard Pull Financing, which provides loan information.

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as TDO, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost-per-thousand impressions basis, or CPM basis. An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, we also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

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

Wholesale Revenue

The CarOffer Matrix enables buying dealers to create standing buy orders and provides instant offers to selling dealers. Wholesale revenue includes transaction fees earned from Dealer-to-Dealer transactions, where we collect fees from both the buying and selling dealers. We also sell vehicles to dealers that we acquire at other marketplaces, where we collect a transaction fee from the buying dealers.

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

Product Revenue

The CarOffer Matrix enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers. Arbitration is the process by which we investigate and resolve claims from buying dealers. We control the vehicle in these transactions and therefore act as the principal.

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

Wholesale Cost of Revenue

Wholesale cost of revenue includes expenses related to supporting and hosting Digital Wholesale service offerings, including Dealer-to-Dealer transactions and vehicles sold to dealers acquired at other marketplaces on the CarOffer Matrix. These expenses include vehicle transportation and inspection expenses; net losses on vehicles related to guarantees offered to dealers through Dealer-to-Dealer transactions; personnel and related expenses for employees directly involved in the fulfillment and support of transactions, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses; amortization of developed technology; amortization of capitalized website development; and allocated overhead expenses. We allocate overhead expenses, such as rent and facility expenses, information technology expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, foreign exchange gains and losses, interest expense for undrawn fees related to our credit facility and amortization of deferred financing costs, and gains and losses associated with our investments.

Provision for Income Taxes

We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the years ended December 31, 2023 and 2022, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date. For the year ended December 31, 2023, there was $0.2 million income tax expense related to uncertain tax provisions. As of December 31, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.8 million, which would favorably affect our effective tax rate, if recognized. For the year ended December 31, 2022, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.6 million, which would favorably affect our effective tax rate, if recognized.

Results of Operations

For the years ended December 31, 2023 and 2022, our consolidated income statements are as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenue:
Marketplace	$698,236	$658,771
Wholesale	100,908	237,635
Product	115,098	758,629
Total revenue	914,242	1,655,035
Cost of revenue:
Marketplace	60,020	56,040
Wholesale	90,066	176,446
Product	112,702	764,996
Total cost of revenue	262,788	997,482
Gross profit	651,454	657,553
Operating expenses:
Sales and marketing	304,070	336,708
Product, technology, and development	146,169	123,768
General and administrative	152,757	73,117
Depreciation and amortization	15,831	15,482
Total operating expenses	618,827	549,075
Income from operations	32,627	108,478
Other income, net:
Interest income	18,430	3,845
Other income (expense), net	630	(961)
Total other income, net	19,060	2,884
Income before income taxes	51,687	111,362
Provision for income taxes	29,634	32,408
Consolidated net income	22,053	78,954
Net loss attributable to redeemable noncontrolling interest	(14,889)	(5,433)
Net income attributable to CarGurus, Inc.	$36,942	$84,387

For the years ended December 31, 2023 and 2022, our segment revenue and our segment income (loss) from operations are as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$647,284	$614,136
Digital Wholesale	216,005	996,264
Other	50,953	44,635
Total	$914,242	$1,655,035
Segment Income (Loss) from Operations:
U.S. Marketplace	$127,724	$128,455
Digital Wholesale	(96,383)	(11,834)
Other	1,286	(8,143)
Total	$32,627	$108,478

For the years ended December 31, 2023 and 2022, our consolidated income statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Year Ended December 31,
	2023	2022
Revenue:
Marketplace	76%	40%
Wholesale	11	14
Product	13	46
Total revenue	100	100
Cost of revenue:
Marketplace	7	3
Wholesale	10	11
Product	12	46
Total cost of revenue	29	60
Gross profit	71	40
Operating expenses:
Sales and marketing	33	20
Product, technology, and development	16	7
General and administrative	17	4
Depreciation and amortization	2	1
Total operating expenses	68	33
Income from operations	4	7
Other income, net:
Interest income	2	0
Other income (expense), net	0	(0)
Total other income, net	2	0
Income before income taxes	6	7
Provision for income taxes	3	2
Consolidated net income	2	5
Net loss attributable to redeemable noncontrolling interest	(2)	(0)
Net income attributable to CarGurus, Inc.	4	5

For the years ended December 31, 2023 and 2022, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Year Ended December 31,
	2023	2022
Segment Revenue:
U.S. Marketplace	71%	37%
Digital Wholesale	24	60
Other	6	3
Total	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	20%	21%
Digital Wholesale	(45)	(1)
Other	3	(18)
Total	4%	7%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue by Source

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$698,236	$658,771	$39,465	6%
Wholesale	100,908	237,635	(136,727)	(58)
Product	115,098	758,629	(643,531)	(85)
Total	$914,242	$1,655,035	$(740,793)	(45)%
Percentage of total revenue:
Marketplace	76%	40%
Wholesale	11	14
Product	13	46
Total	100%	100%

Overall revenue decreased $740.8 million, or 45%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Marketplace revenue increased $39.5 million, or 6%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 76% of total revenue for the year ended December 31, 2023 and 40% of total revenue for the year ended December 31, 2022. The increase was due to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Wholesale revenue decreased $136.7 million, or 58%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 11% of total revenue for the year ended December 31, 2023 and 14% of total revenue for the year ended December 31, 2022. The decrease was due primarily to a 66% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 65,418 for the year ended December 31, 2023 from 190,594 for the year ended December 31, 2022, as a result of unfavorable market conditions and operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. The decrease in Transactions resulted in a decrease in transaction fee revenue, transportation revenue, inspection revenue, and guarantee revenue.

Product revenue decreased $643.5 million, or 85%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 13% of the total revenue for the year ended December 31, 2023 and 46% of total revenue for the year ended December 31, 2022. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average selling price, as a result of economic conditions. The decrease in product revenue was also due in part to a decrease in proceeds received from the sale of vehicles acquired through arbitration, including a decrease in the average vehicle sale price, as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Segment Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$647,284	$614,136	$33,148	5%
Digital Wholesale	216,005	996,264	(780,259)	(78)
Other	50,953	44,635	6,318	14
Total	$914,242	$1,655,035	$(740,793)	(45)%
Percentage of total revenue:
U.S. Marketplace	71%	37%
Digital Wholesale	24	60
Other	6	3
Total	100%	100%

U.S. Marketplace segment revenue increased $33.1 million, or 5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 71% of total revenue for the year ended December 31, 2023 and 37% of total revenue for the year ended December 31, 2022. This increase was due primarily to growth in U.S. QARSD throughout the year, as a result of signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $780.3 million, or 78%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 24% of total revenue for the year ended December 31, 2023 and 60% of total revenue for the year ended December 31, 2022. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Marketplace	$60,020	$56,040	$3,980	7%
Wholesale	90,066	176,446	(86,380)	(49)
Product	112,702	764,996	(652,294)	(85)
Total	$262,788	$997,482	$(734,694)	(74)%
Percentage of total revenue:
Marketplace	7%	3%
Wholesale	10	11
Product	12	46
Total	29%	60%

Overall cost of revenue decreased $734.7 million, or 74%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Marketplace cost of revenue increased $4.0 million, or 7%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 7% of total revenue for the year ended December 31, 2023 and 3% of total revenue for the year ended December 31, 2022. The increase was due primarily to an increase in data and hosting costs as a result of our migration onto a cloud-based hosting platform and an increase in fees related to provisioning advertising campaigns on our websites from changing to more effective, higher cost service providers.

Wholesale cost of revenue decreased $86.4 million, or 49%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 10% of total revenue for the year ended December 31, 2023 and 11% of total revenue for the year ended December 31, 2022. The decrease was due primarily to less favorable market conditions and operational challenges in the prior year which resulted in our focus in the current year on optimization of internal policies and procedures over volume of Transactions. This decrease in volume resulted in a decrease in transportation expense, third-party service provider expense, inspection expense, personnel expense, and guarantee expense.

Product cost of revenue decreased $652.3 million, or 85%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 12% of the total revenue for the year ended December 31, 2023 and 46% of total revenue for the year ended December 31, 2022. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions resulting from the purposeful slowdown in volume as we emphasize operational rigor, as well as a decrease in the average purchase price, as a result of economic conditions. The decrease in product cost of revenue was also due in part to a decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to decreased Transactions and process improvements focused on higher quality inspections.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$304,070	$336,708	$(32,638)	(10)%
Percentage of total revenue	33%	20%

Sales and marketing expense decreased $32.6 million, or 10%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due primarily to a $22.3 million decrease in advertising expense due to decreased spend as a result of a change in advertising strategy implemented in the fourth quarter of 2022. The decrease was also due in part to a $15.3 million decrease in marketing expense due primarily to lower IMCO marketing spend and a $10.5 million decrease in commissions expense due primarily to fewer Transactions as well as an 8% decrease in headcount. The decrease in commissions expense was also due in part to increased capitalization of commissions. The decrease in sales and marketing expense was offset in part by a $6.2 million increase in rent expense due to the commencement of the 1001 Boylston Street lease. The decrease in sales and marketing expense was also offset by a $6.0 million increase in stock-based compensation expense, primarily due to the prior year valuation of the liability-based stock awards, following mark-to-market valuation adjustments, as well as modifications resulting from the 2023 CarOffer Transaction. The decrease in sales and marketing expense was also offset by a $1.0 million increase in software subscriptions, inclusive of amortization of hosting arrangements. Additionally, the decrease in sales and marketing expense was offset by a $0.9 million increase in salaries and employee-related expense, exclusive of stock-based compensation expense and commissions expense, due to increases related to 401(k) expense, as well as higher attainment of bonus targets.

Product, Technology, and Development Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product, technology, and development	$146,169	$123,768	$22,401	18%
Percentage of total revenue	16%	7%

Product, technology, and development expense increased $22.4 million, or 18%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due primarily to a $13.7 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 6% increase in headcount as well as merit increases. The increase was also due in part to a $5.7 million increase in rent expense due to the commencement of the 1001 Boylston Street lease and a $5.7 million increase in stock-based compensation due to the prior year valuation of the liability-based stock awards, following mark-to-market valuation adjustments, as well as modifications resulting from the 2023 CarOffer Transaction. The increase was offset in part by a $4.1 million decrease in product, technology, and development expense as a result of increased capitalization for our website development.

General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$152,757	$73,117	$79,640	109%
Percentage of total revenue	17%	4%

General and administrative expense increased $79.6 million, or 109%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due primarily to a $66.2 million increase in stock-based compensation due to modifications resulting from the 2023 CarOffer Transaction, as well as the impact of the prior year revaluation of the liability-based stock awards, following mark-to-market valuation adjustments. This increase was also due in part to a $6.7 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 7% increase in headcount as well as merit increases, a $2.8 million increase in legal, audit, and insurance fees due in part to the 2023 CarOffer Transaction, and a $2.5 million increase in rent expense due to the commencement of the 1001 Boylston Street lease.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Depreciation and amortization	$15,831	$15,482	$349	2%
Percentage of total revenue	2%	1%
Depreciation and amortization expense remained relatively consistent in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Other Income, net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$18,430	$3,845	$14,585	379%
Other income (expense), net	630	(961)	1,591	166
Total other income, net	$19,060	$2,884	$16,176	561%
Percentage of total revenue:
Interest income	2%	0%
Other expense, net	0	(0)
Total other income, net	2%	0%

Other income, net increased $16.2 million, or 561%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The $14.6 million increase in interest income was due primarily to interest rate increases since December 31, 2022, as well as an increase related to new interest-bearing accounts. The $1.6 million increase in other income (expense), net was due primarily to a $2.2 million decrease in realized and unrealized loss associated with the fluctuation of certain foreign currencies offset in part by an increase in interest expense.

Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$29,634	$32,408	$(2,774)	(9)%
Percentage of total revenue	3%	2%

Provision for income taxes decreased $2.8 million, or 9%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in provision for income taxes recognized during the year ended December 31, 2023 was due primarily to decreased profitability and increased federal and state research and development tax credits. This was offset by a $4.7 million tax expense related to excess stock-based compensation deductions recognized during 2023, compared to $1.5 million tax expense recognized during 2022. In addition, a $6.9 million deferred state tax expense was recorded during 2023 in association with the recently passed Massachusetts apportionment tax rule. Furthermore, a $2.5 million tax expense was recognized during 2023 in connection with the 2023 CarOffer Transaction.

Segment Income (Loss) from Operations

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$127,724	$128,455	$(731)	(1)%
Digital Wholesale	(96,383)	(11,834)	(84,549)	(714)
Other	1,286	(8,143)	9,429	116
Total	$32,627	$108,478	$(75,851)	(70)%
Percentage of segment revenue:
U.S. Marketplace	20%	21%
Digital Wholesale	(45)	(1)
Other	3	(18)
Total	4%	7%

U.S. Marketplace segment income from operations decreased $0.7 million, or 1%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented 20% of U.S. Marketplace segment revenue for the year ended December 31, 2023 and 21% of U.S. Marketplace segment revenue for the year ended December 31, 2022. The decrease was due to increases in revenue of $33.1 million, offset by increases in cost of revenue of $3.2 million and increases in operating expenses of $30.6 million.

Digital Wholesale segment loss from operations increased $84.5 million, or 714%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 and represented (45)% of Digital Wholesale segment revenue for the year ended December 31, 2023 and (1)% of Digital Wholesale segment revenue for the year ended December 31, 2022. The decrease was due to decreases in revenue of $780.3 million, offset by decreases in cost of revenue of $738.7 million and increases in operating expenses of $42.9 million. The increase in operating expenses was primarily driven by the impact of the approximately $50.0 million stock-based compensation charge that resulted from the 2023 CarOffer Transaction.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Segment Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$614,136	$594,602	$19,534	3%
Digital Wholesale	996,264	314,431	681,833	217
Other	44,635	42,340	2,295	5
Total	$1,655,035	$951,373	$703,662	74%
Percentage of segment revenue:
U.S. Marketplace	37%	62%
Digital Wholesale	60	33
Other	3	4
Total	100%	100%

U.S. Marketplace segment revenue increased $19.5 million, or 3%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 and represented 37% of segment revenue for the year ended December 31, 2022 and 62% of segment revenue for the year ended December 31, 2021. The increase was due primarily to a $28.6 million increase in Listings revenue, as a result of 4% growth in U.S. QARSD for paying dealers to $5,842 at December 31, 2022 from $5,633 at December 31, 2021. The increase in U.S. QARSD was due primarily to signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades for existing dealers. The increase in U.S. Marketplace segment revenue was offset in part by a $9.7 million decrease in advertising revenue as a result of economic conditions and lower spend by our advertisers.

Digital Wholesale segment revenue increased $681.8 million, or 217%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 and represented 60% of segment revenue for the year ended December 31, 2022 and 33% of segment revenue for the year ended December 31, 2021. Wholesale revenue increased $42.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in wholesale revenue was due primarily to a 21% increase in Transactions to 190,594 for the year ended December 31, 2022 from 157,062 for the year ended December 31, 2021. The increase in Transactions resulted in an increase in transaction fee revenue as well as an increase in transportation revenue, inspection revenue, and guarantee revenue. Fee increases also contributed to the increase in transportation revenue. Product revenue increased $639.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, due primarily to an increase in proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees, as a result of the IMCO offering becoming available to approximately 93% of the U.S. population. The increase in product revenue was also due in part to an increase in proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees, as a result of increased arbitration claims due primarily to increased volume.

Segment Income (loss) from Operations

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$128,455	$152,006	$(23,551)	(15)%
Digital Wholesale	(11,834)	6,526	(18,360)	(281)
Other	(8,143)	(10,264)	2,121	21
Total	$108,478	$148,268	$(39,790)	(27)%
Percentage of segment revenue:
U.S. Marketplace	21%	26%
Digital Wholesale	(1)	2
Other	(18)	(24)
Total	7%	16%

U.S. Marketplace segment income from operations decreased $23.6 million, or 15%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 and represented 21% of U.S. Marketplace segment revenue for the year ended December 31, 2022 and 26% of U.S. Marketplace segment revenue for the year ended December 31, 2021. The decrease was due to increases in revenue of $19.5 million, offset by increases in cost of revenue of $8.1 million and increases in operating expenses of $35.0 million.

Digital Wholesale segment income (loss) from operations decreased $18.4 million, or 281%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 and represented (1)% of Digital Wholesale segment revenue for the year ended December 31, 2022 and represented 2% of Digital Wholesale segment revenue for the year ended December 31, 2021. The decrease was due to increases in revenue of $681.8 million, offset by increases in cost of revenue of $694.5 million and increases in operating expenses of $5.7 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $291.4 million and short-term investments of $20.7 million. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $469.5 million. As of December 31, 2023, our borrowing capacity under the 2022 Revolver was $390.4 million.

Sources and Uses of Cash

During the years ended December 31, 2023 and 2022, our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$124,527	$256,106
Net cash (used in) provided by investing activities	(61,564)	72,730
Net cash used in financing activities	(253,644)	(92,620)
Impact of foreign currency on cash	475	(364)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(190,206)	$235,852

Our operations have been financed primarily from operating activities. During the years ended December 31, 2023 and 2022, we generated cash from operating activities of $124.5 million and $256.1 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report.

Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build-out under our 1001 Boylston Street lease in excess of tenant allowance; payments received in advance from a third-party transaction processor; activity under the 2024 Share Repurchase Program; and our investments in international markets. In connection with the 1001 Boylston Street lease, we expect to spend approximately $69.8 million, net of tenant reimbursements. As of December 31, 2023, we have incurred $40.6 million in gross incurred expenses, of which $2.9 million was reimbursed as part of the tenant improvement allowance for the 1001 Boylston Street lease. Of the total incurred expenses, $40.3 million was capitalized, consisting of $39.8 million in capitalized incurred expenses recognized in property and equipment, net and $0.5 million in capitalized incurred expenses recognized in prepaid expenses, prepaid income taxes and other current assets on the consolidated balance sheets. As of December 31, 2023, we have signed $46.5 million in gross contract commitments which have not yet been incurred.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed in the “Risk Factors” section of this Annual Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of the 2022 Revolver, which is a revolving credit facility that allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduces the borrowing capacity under the 2022 Revolver to $390.4 million. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

On December 8, 2022, we announced that our Board of Directors authorized the 2022 Share Repurchase Program pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2022 Share Repurchase Program expired on December 31, 2023. The 2022 Share Repurchase Program did not obligate us to repurchase any minimum dollar amount or number of shares. All repurchased shares under the 2022 Share Repurchase Program were retired. We funded share repurchases under the 2022 Share Repurchase Program through cash on hand and cash generated from operations. During the year ended December 31, 2023, we repurchased and retired 11,076,755 shares for $204.1 million, exclusive of commissions and excise tax, at an average cost of $18.43 per share under the 2022 Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2024 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

To the extent that our operating income, existing cash, cash equivalents, short-term investments, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Business and Industry—We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part I, Item 1A within this Annual Report.

Operating Activities

Net cash provided by operating activities of $124.5 million during the year ended December 31, 2023 was due primarily to consolidated net income of $22.1 million, adjusted for $63.7 million of stock-based compensation expense, $48.5 million of depreciation and amortization, $11.8 million of amortization of deferred contract costs, and $0.5 million of amortization of deferred financing costs, offset in part by $37.9 million of deferred taxes. Net cash provided by operating activities was also attributable to a $15.2 million increase in lease obligations, a $11.0 million decrease in accounts receivable, a $9.1 million increase in deferred revenue, a $2.1 million increase in accounts payable, and a $2.0 million decrease in inventory. The increases in cash flow from operations were partially offset by an $18.4 million increase in deferred contract costs, a $3.4 million decrease in accrued expenses, accrued income taxes, and other liabilities, and a $1.5 million increase in prepaid expenses, prepaid income taxes, and other assets.

Net cash provided by operating activities of $256.1 million during the year ended December 31, 2022 was due primarily to consolidated net income of $79.0 million, adjusted for $54.8 million of stock-based compensation expense, $45.3 million of depreciation and amortization, $11.1 million of amortization of deferred contract costs, and $1.8 million of provision for doubtful accounts, offset in part by $22.1 million of deferred taxes. Net cash provided by operating activities was also attributable to a $153.0 million decrease in accounts receivable and a $14.4 million decrease in inventory. The increases in cash flow from operations were partially offset by a $35.4 million decrease in accounts payable, a $25.1 million decrease in accrued expenses, accrued income taxes, and other liabilities, a $13.7 million increase in deferred contract costs, a $6.6 million increase in prepaid expenses, prepaid income taxes, and other assets, a $0.5 million decrease in lease obligations, and a $0.5 million decrease in deferred revenue.

Investing Activities

Net cash used in investing activities of $61.6 million during the year ended December 31, 2023 was due primarily to $24.6 million in purchases of property and equipment, $20.6 million of purchases of short-term investments, net of sales, and $16.6 million of capitalized website development costs.

Net cash provided by investing activities of $72.7 million during the year ended December 31, 2022 was due to $90.0 million of maturities in certificates of deposit, offset in part by $11.3 million of capitalization of website development costs and $5.9 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $253.6 million during the year ended December 31, 2023 was due primarily to $208.5 million of payment for repurchase of our Class A common stock under the 2022 Share Repurchase Program, $25.0 million of payment for repurchase of redeemable noncontrolling interest, $15.6 million of payment of withholding taxes on net share settlements of restricted stock units, and $4.5 million of change in gross advance payments received from third-party transaction processor.

Net cash used in financing activities of $92.6 million during the year ended December 31, 2022 was due primarily to a $40.3 million decrease in gross advance payments received from third-party transaction processor, $19.9 million of payment of tax distributions to redeemable noncontrolling interest holders, $16.0 million of payment of withholding taxes on net share settlements of restricted stock units, $14.4 million of payment for the repurchase of our Class A common stock under the 2022 Share Repurchase Program, and $2.6 million of payment of deferred financing costs, partially offset by $0.7 million of proceeds from the issuance of Class A common stock upon exercise of stock options.

Contractual Obligations and Known Future Cash Requirements

See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for our contractual obligations and commitments.

Seasonality

Across the retail automotive industry, consumer purchases are typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending. Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

Macroeconomic conditions, such as slower growth or recession, higher interest rates, unemployment, consumer confidence in the economy, consumer debt levels, labor, disruptions, work stoppages, or strikes, the ongoing military conflict between Russia and Ukraine, the conflict in Israel and surrounding areas and the possible expansion of such conflict, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of wholesale vehicle sales, as was evidenced by the global semiconductor chip shortage and other supply related shortages.

The Digital Wholesale segment operating results have reflected the general seasonality of the wholesale vehicle sales market and macroeconomic conditions of the automotive industry. The U.S. Marketplace segment operating results have reflected the macroeconomic conditions of the automotive industry. However, to date, the U.S. Marketplace segment operating results have not been materially impacted by the general seasonality of the automotive industry. This could possibly change as our business and markets mature.

As a result, revenue and cost of revenue related to volume will fluctuate accordingly on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the wholesale industry.

Off‑Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements, or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Although we regularly assess these estimates, actual results could differ materially from these estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from management's estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Changes in estimates are recognized in the period in which they become known.

Critical estimates relied upon in preparing the consolidated financial statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software, and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of equity and liability-classified compensation awards. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

Revenue Recognition – Sales Allowance and Variable Consideration

Our accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, which is discussed further in the notes to our consolidated financial statements included elsewhere in this Annual Report. As prescribed by ASC 606, we recognize revenue based on a five-step approach. We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM, digital advertising suite, Digital Retail, and Sell My Car - TDO, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration. Critical accounting estimates associated with each of the three revenue sources are outlined below.

Total consideration for marketplace revenue is stated within the contracts. There are no contractual cash refund rights, but credits may be issued to a customer at our sole discretion. Dealer customers do not have the right to take possession of our software. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances, usage fees, and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstances that will lead to a credit. Due to the known possibility of future credits, a monthly sales allowance review is performed to defer revenue at a portfolio level for such future adjustments in the period of incurrence. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements.

Advertising contracts state the transaction price within the agreement with payment generally being based on the number of clicks or impressions delivered on our websites. Total consideration is based on output and deemed variable consideration constrained by an agreed upon delivery schedule and is allocated to the period in which the service was rendered. Additionally, there are generally no contractual cash refund rights. Certain contracts do contain the right for credits in situations in which impressions are not displayed in compliance with contractual specifications. At an individual contract level, we may give a credit for a customer satisfaction issue or other circumstance. Due to the known possibility of future credits, a monthly review is performed to defer revenue at an individual contract level for such future adjustments in the period of incurrence. Although these credits have not been material and have not changed significantly over the historical period, estimated sales adjustments credits and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements.

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

Within wholesale transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at our sole discretion and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, we estimate the amount of transaction price that will be reversed in a subsequent period and record a reserve for returns and cancellations in other current assets, other current liabilities and accounts receivable in the consolidated balance sheets. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements.

Within product transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at our sole discretion and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, we estimate the amount of transaction price that will be reversed in a subsequent period and record a reserve for returns and cancellations in other current assets, other current liabilities and accounts receivable in the consolidated balance sheets. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements.

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

Hosting Arrangements – Capitalization

Our hosting arrangements consist of cloud-based hosting platforms. Capitalized implementation costs for hosting arrangements are amortized on a straight‑line basis over an estimated useful life of the term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement, beginning with the time when the software is ready for intended use.

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

Business Combinations

Acquired Assets and Liabilities – Valuation

We measure all consideration transferred in a business combination at its acquisition-date fair value. Consideration transferred is determined by the acquisition-date fair value of assets transferred and liabilities assumed, including contingent consideration obligations, as applicable. We measure goodwill as the excess of the consideration transferred over the net of the acquisition-date amounts of assets acquired less liabilities assumed.

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

Goodwill – Valuation and Recoverability

Goodwill is recognized when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn affecting automotive marketplaces, increased competition, a significant reduction in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

We evaluate impairment annually on October 1 by comparing the estimated fair value of each reporting unit to its carrying value. For fiscal year 2023, we determined that we had three reporting units with goodwill: U.S. Marketplace, CarOffer, and U.K. Marketplace. We elected to bypass the optional qualitative test for impairment and proceed to Step 1, which is a quantitative impairment test. For the U.S. Marketplace and U.K. Marketplace reporting units, we estimate fair value using a market approach, based on market multiples derived from public companies that we identify as peers. As of October 1, 2023, we estimated forecasted revenue for fiscal year 2023, and estimated revenue market multiples using publicly available information for each of our reporting units. Developing these assumptions required the use of judgment and estimates. Actual results may differ from these forecasts. For the CarOffer reporting unit, we estimate fair value using an income approach, based on a discounted cash flow method. The assumptions used to estimate the fair value using a discounted cash flow method include revenue and EBITDA forecasts, the weighted average cost of capital and discount rate, debt-free net working capital forecasts, and long-term growth rate.

For the years ended December 31, 2023, 2022, and 2021, we did not identify any impairment of our goodwill. Although no impairment was identified during the annual impairment test as of October 1, 2023, the excess of the fair value over the carrying value declined for the CarOffer reporting unit in the Digital Wholesale segment. If projected future operating results further decline, including as a result of economic conditions or operational challenges, we may need to record an impairment charge to reduce our goodwill at CarOffer which could be material and negatively affect our operations.

Redeemable Noncontrolling Interest – Valuation

In connection with our acquisition of a 51% interest in CarOffer on January 14, 2021, redeemable noncontrolling interest was recognized at fair value computed using the Least Square Monte Carlo Simulation approach. Significant inputs to the model included market price of risk, volatility, correlation, and risk-free rate.

Subsequent to our acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred as of the consolidated balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net (loss) income attributable to the noncontrolling interest and tax distributions to redeemable noncontrolling interest holders.

On December 1, 2023, we completed the 2023 CarOffer Transaction for the 2023 Consideration.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and we entered into the 2023 CarOffer Operating Agreement pursuant to which, among other matters, the existing put and call rights were terminated. As a result of the 2023 CarOffer Transaction, there is no redeemable noncontrolling interest as of December 31, 2023, and there is no longer a related estimate.

Income Taxes – Recoverability of Deferred Tax Assets and Related Valuation Allowance

We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. Judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate outcome is uncertain. Although we believe our estimates are reasonable, there is no assurance that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and net income in the period in which such determination is made.

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

Inventory – Valuation

Inventory is valued at the lower of cost or net realizable value. Cost is determined based on specific identification. In recording inventory at the lower of cost or net realizable value, we estimate potential future losses on inventory on hand based on historical losses and market trends. Estimated potential future losses on inventory may vary from actual results which could lead to material adjustments to the consolidated financial statements.

Stock-Based Compensation – Valuation

For restricted stock units, or RSUs, granted subject to market-based vesting conditions, the fair value is determined on the date of grant using the Monte Carlo simulation lattice model. The determination of the fair value using this model is affected by our stock price performance relative to the companies listed on the S&P 500, and a number of assumptions including volatility, correlation coefficient, risk-free interest rate, and expected dividends. RSUs previously granted subject to market-based vesting conditions vest upon achievement of specified levels of market conditions. During the year ended December 31, 2022, we modified our market-based performance awards to contain only service-based vesting conditions in line with our other RSU awards. As a result, there were no market-based RSUs outstanding as of December 31, 2023 and 2022.

For stock options granted, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by our stock price and a number of assumptions including expected dividend yield, expected volatility, risk-free interest rate, and expected term. For expected volatility, we use a blended volatility to combine the historical volatility of trading with the volatility for a peer group of companies as we do not have historical stock prices for a period that is at least equal to the expected term. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

For liability-classified awards, the fair value was determined on the date of issuance using a Least Square Monte Carlo simulation model. Liability-classified awards are remeasured to fair value each period until settlement. Until March 31, 2022, the Least Square Monte Carlo simulation model was used for remeasurement. During the three months ended June 30, 2022, we refined our model for determining the fair value of liability-classified awards as a result of obtaining gross profit actuals through the trailing twelve-months ended June 30, 2022 measurement period for the first call option. Since March 31, 2022, the fair value has typically been determined using a Monte Carlo simulation model. During the year ended December 31, 2022, we determined not to exercise our call right to acquire up to an additional 25% of the fully diluted capitalization of CarOffer. The valuation of these liability-classified awards was previously derived from our 2024 call right and CarOffer’s 2024 put right. The determination of the fair value was affected by CarOffer’s equity value, EBITDA, and Excess Parent Capital (as defined in the Third Amended and Restated Limited Liability Company Agreement of CarOffer, dated as of November 23, 2021, included as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022) that drove the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. As a result of the EBITDA and Excess Parent Capital projections for CarOffer as of December 31, 2022, a Monte Carlo simulation model was not required as of December 31, 2022. As a result of the 2023 CarOffer Transaction, the liability-classified awards were accelerated and redeemed as of December 31, 2023.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of December 31, 2023, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 9 to our consolidated financial statements included elsewhere in this Annual Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduces the borrowing capacity under the 2022 Revolver to $390.4 million.

As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $312.1 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2022, we had cash and cash equivalents of $469.5 million, which consisted of bank deposits, money market accounts, and mutual funds.

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

Foreign Currency Exchange Risk

Historically, because our operations and sales have been primarily in the U.S., we have not faced any significant foreign currency risk. As of December 31, 2023 and 2022, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, although such exposure was immaterial.

Our foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose us to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized within other expense, net in the consolidated income statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive (loss) income in the consolidated balance sheets.

As we seek to grow our international operations in Canada and the U.K., our risks associated with fluctuation in currency rates may become greater, and we will continue to reassess our approach to managing these risks.

Item 8. Financial Statements and Supplementary Data.

CarGurus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarGurus, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter

For the year ended December 31, 2023, the Company recognized revenue of $914.2 million. As explained in Note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

We substantively tested the Company’s revenue recognized for the year ended December 31, 2023, through a combination of data analytics and tests of details. Our audit procedures included, among others, performing a correlation analysis between the related accounts (i.e., revenue, deferred revenue, accounts receivable, and cash) and testing the existence of cash receipts tied to revenue recognition. Additionally, we reconciled revenue recognized to the Company’s general ledger to test completeness and performed substantive test of details over significant customers deemed to be key items and a representative sample of the remaining transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

February 26, 2024

CarGurus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$291,363	$469,517
Short-term investments	20,724	—
Accounts receivable, net of allowance for doubtful accounts of $610 and $1,809, respectively	39,963	46,817
Inventory	331	5,282
Prepaid expenses, prepaid income taxes and other current assets	25,152	21,972
Deferred contract costs	11,095	8,541
Restricted cash	2,563	5,237
Total current assets	391,191	557,366
Property and equipment, net	83,370	40,128
Intangible assets, net	23,056	53,054
Goodwill	157,898	157,467
Operating lease right-of-use assets	169,682	56,869
Restricted cash	—	9,378
Deferred tax assets	73,356	35,488
Deferred contract costs, net of current portion	12,998	8,853
Other non-current assets	7,376	8,499
Total assets	$918,927	$927,102
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$47,854	$32,529
Accrued expenses, accrued income taxes and other current liabilities	33,718	39,193
Deferred revenue	21,322	12,249
Operating lease liabilities	12,284	14,762
Total current liabilities	115,178	98,733
Operating lease liabilities	182,106	51,656
Deferred tax liabilities	58	54
Other non–current liabilities	4,733	5,301
Total liabilities	302,075	155,744
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	—	36,749
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 92,175,243 and 101,636,649 shares issued and outstanding at December 31, 2023 and 2022, respectively	92	102
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at December 31, 2023 and 2022, respectively	16	16
Additional paid–in capital	263,498	413,092
Retained earnings	354,147	323,043
Accumulated other comprehensive loss	(901)	(1,644)
Total stockholders’ equity	616,852	734,609
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$918,927	$927,102

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Income Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Marketplace	$698,236	$658,771	$636,942
Wholesale	100,908	237,635	195,127
Product	115,098	758,629	119,304
Total revenue	914,242	1,655,035	951,373
Cost of revenue(1)
Marketplace	60,020	56,040	47,689
Wholesale	90,066	176,446	127,679
Product	112,702	764,996	118,647
Total cost of revenue	262,788	997,482	294,015
Gross profit	651,454	657,553	657,358
Operating expenses:
Sales and marketing	304,070	336,708	290,574
Product, technology, and development	146,169	123,768	106,423
General and administrative	152,757	73,117	97,678
Depreciation and amortization	15,831	15,482	14,415
Total operating expenses	618,827	549,075	509,090
Income from operations	32,627	108,478	148,268
Other income, net:
Interest income	18,430	3,845	120
Other income (expense), net	630	(961)	972
Total other income, net	19,060	2,884	1,092
Income before income taxes	51,687	111,362	149,360
Provision for income taxes	29,634	32,408	38,987
Consolidated net income	22,053	78,954	110,373
Net (loss) income attributable to redeemable noncontrolling interest	(14,889)	(5,433)	1,129
Net (loss) income attributable to CarGurus, Inc.	$36,942	$84,387	$109,244
Deemed dividend on redemption of noncontrolling interest	5,838	—	—
Accretion of redeemable noncontrolling interest to redemption value	—	(109,398)	109,398
Net income (loss) attributable to common stockholders	$31,104	$193,785	$(154)
Net income (loss) per share attributable to common stockholders: (Note 12)
Basic	$0.27	$1.64	$(0.00)
Diluted	$0.19	$0.62	$(0.00)
Weighted–average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	113,240,139	118,474,991	117,142,062
Diluted	114,188,834	128,150,974	117,142,062

(1)
Includes depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 of $32,643, $29,852, and $26,061, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Consolidated net income	$22,053	$78,954	$110,373
Other comprehensive income:
Foreign currency translation adjustment	743	(1,241)	(2,283)
Consolidated comprehensive income	22,796	77,713	108,090
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(14,889)	(5,433)	1,129
Comprehensive income attributable to CarGurus, Inc.	$37,685	$83,146	$106,961

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of December 31, 2020	$—	94,310,309	$94	19,076,500	$19	$242,181	$129,412	$1,880	$373,586
Net income	1,129	—	—	—	—	—	109,244	—	109,244
Stock–based compensation expense	—	—	—	—	—	56,772	—	—	56,772
Issuance of common stock upon exercise of stock options	—	222,147	—	—	—	663	—	—	663
Issuance of common stock upon vesting of restricted stock units	—	1,575,206	2	—	—	(2)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(527,237)	—	—	—	(15,388)	—	—	(15,388)
Conversion of common stock	—	3,077,327	3	(3,077,327)	(3)	—	—	—	—
Issuance of common stock upon for acquisition	—	3,115,282	3	—	—	103,642	—	—	103,645
Acquisition of a 51% interest in CarOffer, LLC	60,982	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest to redemption value	109,398	—	—	—	—	—	(109,398)	—	(109,398)
Tax distributions to redeemable noncontrolling interest holders	(8,701)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,283)	(2,283)
Balance as of December 31, 2021	162,808	101,773,034	102	15,999,173	16	387,868	129,258	(403)	516,841
Net (loss) income	(5,433)	—	—	—	—	—	84,387	—	84,387
Stock–based compensation expense	—	—	—	—	—	59,245	—	—	59,245
Issuance of common stock upon exercise of stock options	—	131,061	—	—	—	721	—	—	721
Issuance of common stock upon vesting of restricted stock units	—	1,649,294	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(566,267)	—	—	—	(16,025)	—	—	(16,025)
Repurchase of common stock	—	(1,350,473)	(1)	—	—	(18,716)	—	—	(18,717)
Accretion of redeemable noncontrolling interest to redemption value	(109,398)	—	—	—	—	—	109,398	—	109,398
Tax distributions to redeemable noncontrolling interest holders	(11,228)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,241)	(1,241)
Balance as of December 31, 2022	36,749	101,636,649	102	15,999,173	16	413,092	323,043	(1,644)	734,609
Net (loss) income	(14,889)	—	—	—	—	—	36,942	—	36,942
Stock–based compensation expense	—	—	—	—	—	63,312	—	—	63,312
Issuance of common stock upon exercise of stock options	—	15,834	—	—	—	74	—	—	74
Issuance of common stock upon vesting of restricted stock units	—	2,440,510	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(840,995)	—	—	—	(15,729)	—	—	(15,729)
Repurchase of common stock	—	(11,076,755)	(11)	—	—	(205,808)	—	—	(205,819)
Acquisition of remaining interest in CarOffer, LLC	(21,838)	—	—	—	—	8,558	(5,838)	—	2,720
Tax distributions to redeemable noncontrolling interest holders	(22)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	743	743
Balance as of December 31, 2023	—	92,175,243	92	15,999,173	16	263,498	354,147	(901)	616,852

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Consolidated net income	$22,053	$78,954	$110,373
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	48,474	45,334	40,476
Gain on sale of property and equipment	(460)	—	—
Currency (gain) loss on foreign denominated transactions	(283)	155	(70)
Other non-cash expense, net	88	—	—
Deferred taxes	(37,864)	(22,114)	6,163
Provision for doubtful accounts	378	1,769	999
Stock-based compensation expense	63,737	54,777	53,525
Amortization of deferred financing costs	515	136	—
Amortization of deferred contract costs	11,817	11,067	12,653
Impairment of long-lived assets	184	165	3,128
Changes in operating assets and liabilities:
Accounts receivable	10,975	152,954	(174,771)
Inventory	1,958	14,374	(17,318)
Prepaid expenses, prepaid income taxes, and other assets	(1,498)	(6,573)	(5,068)
Deferred contract costs	(18,440)	(13,697)	(7,714)
Accounts payable	2,080	(35,047)	35,397
Accrued expenses, accrued income taxes, and other liabilities	(3,419)	(25,077)	35,817
Deferred revenue	9,067	(525)	3,661
Lease obligations	15,165	(546)	1,041
Net cash provided by operating activities	124,527	256,106	98,292
Investing Activities
Purchases of property and equipment	(24,563)	(5,924)	(7,713)
Proceeds from sale of property and equipment	460	—	—
Capitalization of website development costs	(16,648)	(11,346)	(6,163)
Cash paid for acquisitions, net of cash acquired	—	—	(64,273)
Purchases of short-term investments	(98,016)	—	(120,000)
Maturities of short-term investments	—	90,000	130,000
Sale of short-term investments	77,462	—	—
Advance payments to customers, net of collections	(259)	—	—
Net cash (used in) provided by investing activities	(61,564)	72,730	(68,149)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	74	721	663
Payment of finance lease obligations	(70)	(68)	(39)
Payment of withholding taxes on net share settlements of restricted stock units	(15,597)	(16,022)	(15,388)
Repurchase of common stock	(208,524)	(14,428)	—
Repayment of line of credit	—	—	(14,250)
Payment of deferred financing costs	—	(2,578)	—
Payment of tax distributions to redeemable noncontrolling interest holders	(38)	(19,913)	—
Acquisition of remaining interest in CarOffer, LLC	(25,014)	—	—
Change in gross advance payments received from third-party transaction processor	(4,475)	(40,332)	46,822
Net cash (used in) provided by financing activities	(253,644)	(92,620)	17,808
Impact of foreign currency on cash, cash equivalents, and restricted cash	475	(364)	(597)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(190,206)	235,852	47,354
Cash, cash equivalents, and restricted cash at beginning of period	484,132	248,280	200,926
Cash, cash equivalents, and restricted cash at end of period	$293,926	$484,132	$248,280
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$74,783	$61,001	$27,520
Cash paid for operating lease liabilities	$19,504	$17,548	$16,168
Cash paid for interest	$566	$64	$—
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment, capitalized website development, capitalized internal-use software and capitalized hosting arrangements	$18,149	$1,927	$478
Unpaid repurchases of common stock	$—	$4,289	$—
Unpaid excise tax on repurchases of shares	$1,584	$—	$—
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$5,472	$4,468	$3,247
Obtaining a right-of-use asset in exchange for a finance lease liability	$—	$—	$664
Obtaining a right-of-use asset in exchange for an operating lease liability	$149,185	$9,845	$12,336
Issuance of stock for acquisition	$—	$—	$103,645
Accretion of redeemable noncontrolling interest to redemption value	$—	$(109,398)	$109,398
Accrued tax distributions to redeemable noncontrolling interest holders	$—	$16	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the "Company") is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC ("CarOffer") online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

The Company operates principally in the United States (the “U.S.”). In the U.S., it also operates as independent brands the Autolist online marketplace and the CarOffer online wholesale platform, both of which it wholly owns. In addition to the U.S., the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom (the “U.K.”). In the U.K., it also operates as an independent brand the PistonHeads online marketplace, which it wholly owns.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and additionally it has two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 14 of these consolidated financial statements for further segment reporting and geographic information.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

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

Critical estimates relied upon in preparing the consolidated financial statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software, and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of equity and liability-classified compensation awards. Accordingly, the Company considers these to be its critical accounting estimates and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity.

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

As of December 31, 2023, no customer accounted for more than 10% of net accounts receivable and other receivables. As of December 31, 2022, one customer accounted for 13% of net accounts receivable. The remainder of the accounts receivable was dispersed among more than 1,000 customers. The customer who accounted for greater than 10% of net accounts receivable is related to wholesale and product receivables. The collection risk associated with this customer is mitigated because, as discussed above, the third-party transaction processor does not release the title on vehicles until funds are successfully collected. Furthermore, there is no significant credit risk with respect to accounts receivable because, other than the receivables associated with this customer, credit risk with respect to accounts receivable is dispersed due to the large number of customers.

For the years ended December 31, 2023, 2022, and 2021, no individual customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes of these consolidated financial statements.

Cash, Cash Equivalents, and Investments

As of December 31, 2023, cash and cash equivalents primarily consist of cash on deposit with banks, amounts held in interest‑bearing money market accounts, and mutual funds. As of December 31, 2022, cash and cash equivalents primarily consist of cash on deposit with banks, amounts held in interest-bearing money market accounts, and mutual funds.

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

Investments in equity securities with readily determinable fair values are recognized at fair value based on quoted market prices within investments in the consolidated balance sheets. Investments in held‑to‑maturity debt securities are recognized at amortized cost within short-term investments in the consolidated balance sheets. The Company adjusts the cost of investments in held-to-maturity debt securities for amortization of premiums and accretion of discounts to maturity, if any. Investments in trading and available-for-sale debt securities are recognized at fair value within investments in the consolidated balance sheets.

Purchases of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows.

Dividend income from equity securities is recognized within interest income in the consolidated income statements. Reinvested proceeds from dividend income are recognized within purchases of investments in investing activities in the consolidated statements of cash flows.

The revaluation of equity securities and debt securities results in an unrealized gain or loss. Unrealized gains or losses on equity securities and trading debt securities are recognized within other income (expense), net in the consolidated income statements and adjusted for in operating activities in the consolidated statements of cash flows. Unrealized gains or losses on available-for-sale debt securities are recognized within other comprehensive income in the consolidated statements of comprehensive income. Interest on held-to-maturity debt securities is recognized within interest income in the consolidated income statements.

Proceeds from sale of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows. Realized gains and losses on sale of equity securities and debt securities are recognized within other income (expense), net in the consolidated income statements, adjusted for in operating activities in the consolidated cash flows, and recognized within proceeds from sale of equity securities and debt securities in investing activities in the consolidated statements of cash flows.

Debt securities are reviewed for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of debt securities are recognized within other income (expense), net in the consolidated income statements if the Company has experienced a credit loss or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period. For the years ended December 31, 2023, 2022, and 2021, the Company determined that no other‑than‑temporary impairments were required to be recognized in the consolidated income statements.

As of December 31, 2023, the Company held short-term investments in equity securities.

As of December 31, 2022, the Company held no investments.

Restricted Cash

As of December 31, 2023, restricted cash was $2,563, and primarily related to pass-through payments from customers related to the Company's Digital Wholesale business. As of December 31, 2022, restricted cash was $14,615, and primarily related to cash held at a financial institution in an interest-bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s Digital Wholesale business. As of December 31, 2023, all of restricted cash was classified as a short-term asset, as disclosed in the consolidated balance sheets. As of December 31, 2022, portions of restricted cash were classified as short-term assets and long-term assets, as disclosed in the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded based on the amount due from the customer and a third-party transaction processor. Accounts receivable do not bear interest.

The Company is exposed to credit losses primarily through its trade accounts receivable, which includes receivables in transit, net of payables due, from a third-party transaction processor. The third-party transaction processor collects customer payments on the Company's behalf and remits them to the Company. Customer payments received by the third-party transaction processor, but not remitted to the Company as of period end, are deemed to be receivables in transit, net of payables due. Additionally, the third-party transaction processor provides payments in advance for certain selling dealers. If the third-party transaction processor does not receive buying dealer payments associated with the transaction paid in advance, the Company would guarantee losses incurred by the third-party transaction processor and the balance would be deducted from future remittances to the Company. To date, losses associated with these guarantees have not been material.

The Company offsets trade accounts receivables in transit, net of payables due, from the third-party transaction processor with payments received in advance from the third-party transaction processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party transaction processor for funds the third-party transaction processor has collected from buying dealers and has not yet remitted to the Company (i.e., receivables in transit, net of payables due), as well as amounts paid by the third-party transaction processor to the Company in advance of collecting payments from buying dealers (i.e., payments received in advance). Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party transaction processor which is recognized within accounts receivable, net in the consolidated balance sheets, or the Company can have a net liability which is recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets if the advance payments exceed the receivable position from the third-party transaction processor as of the balance sheet date. Payments received in advance from the third-party transaction processor are presented as cash flows from financing activities in the consolidated statements of cash flows.

As of December 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,868, offset by payments received in advance of $2,015, which resulted in a net receivable of $853 recognized within accounts receivable, net in the consolidated balance sheets. As of December 31, 2022, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $7,122, offset by payments received in advance of $6,490, which resulted in a net receivable of $632 recognized within accounts receivable, net in the consolidated balance sheets.

As of December 31, 2023 and 2022, $9,581 and $7,150, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to both advertising customers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

Provisions for allowances for doubtful accounts are recognized within general and administrative expense in the consolidated income statements. Amounts are charged against the allowance after all means of collection have been exhausted, the potential for recovery is considered remote, and when it is determined that expected credit losses may occur. The Company does not have any off‑balance sheet credit exposure related to its customers. Unbilled accounts receivable generally relate to services rendered in the current period, but not invoiced until the subsequent period.

As of December 31, 2023 and 2022, changes in the Company’s allowance for doubtful accounts are as follows:

	Balance at Beginning of Period	Provision	Write–offs, net of recoveries	Balance at End of Period
Year ended December 31, 2023	$1,809	$378	$(1,577)	$610
Year ended December 31, 2022	420	1,769	(380)	1,809

Inventory

The Company’s inventory consists of inventory acquired through Instant Max Cash Offer ("IMCO") transactions, at other marketplaces, or in certain situations across all transactions, during arbitrations. The inventory is recognized in the consolidated balance sheets and is valued at the lower of cost or net realizable value. Cost is determined based on specific identification. In recording inventory at the lower of cost or net realizable value, the Company estimates potential future losses on inventory on hand based on historical losses and market trends. Estimated potential future losses on inventory may vary from actual results which could lead to material adjustments to the consolidated financial statements.

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

Impairment of Long‑Lived Assets

The Company evaluates the recoverability of long‑lived assets, such as property and equipment and intangible assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

For the year ended December 31, 2023, the Company wrote off a total of $184 of capitalized website development costs, consisting of $175 in Digital Wholesale and $8 in U.S. Marketplace, within wholesale and marketplace cost of revenue, respectively, in the consolidated income statements related to certain developed technology in which the Company decided to cease investment. For the year ended December 31, 2022, the Company wrote off $165 of Digital Wholesale segment capitalized website development costs within wholesale cost of revenue in the consolidated income statements related to certain developed technology in which the Company decided to cease investment. For the year ended December 31, 2021, the Company wrote off $2,481 of U.S. Marketplace segment capitalized website development costs within operating expense in the consolidated income statements and $647 of U.S. Marketplace segment intangible assets within marketplace cost of revenue in the consolidated income statements related to certain developed technology in which the Company decided to cease investment.

Capitalized Website Development and Capitalized Internal-Use Software Costs

The Company capitalizes certain costs associated with the development of its websites and internal‑use software after the preliminary project stage is complete and until the website development or software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative, or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the project with the required authority, it is probable the project will be completed, the website development or software will be used to perform the functions intended, and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of its website development or software relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, websites and internal‑use software are expensed as incurred. Capitalized website development and capitalized internal-use software costs are recognized within property and equipment, net in the consolidated balance sheets.

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

During the years ended December 31, 2023 and 2022, capitalized website development costs were $20,789 and $14,496, respectively. During the years ended December 31, 2023 and 2022, capitalized internal-use software costs were $4,850 and $4,388, respectively.

For the years ended December 31, 2023, 2022, and 2021, amortization expense associated with capitalized website development costs were $11,537, $7,637, and $3,705, respectively. For the years ended December 31, 2023, 2022, and 2021, amortization expense associated with capitalized internal-use software costs was $3,384, $1,286, and $272, respectively.

Capitalized Hosting Arrangements

The Company's hosting arrangements consist of cloud-based hosting platforms. Capitalized implementation costs for hosting arrangements costs are recognized within prepaid expenses, prepaid income taxes and other current assets and within other non-current assets, as applicable, in the consolidated balance sheets.

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

During the years ended December 31, 2023, 2022, 2021, the Company launched separate initiatives designed to enhance its hosting arrangements related to its enterprise applications. During the years ended December 31, 2023 and 2022, capitalized implementation costs were $1,739 and $3,196, respectively, and recognized within other non-current assets and within prepaid expenses, prepaid income taxes and other current assets, respectively, in the consolidated balance sheets.

For the years ended December 31, 2023, 2022, and 2021, amortization expense associated with hosting arrangements was $1,962, $2,117, and $1,761, respectively, and recognized within operating expense and cost of revenue in the consolidated income statements.

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

The Company amortizes intangible assets over their estimated useful lives on a straight-line basis. Useful lives are established based on analysis of all pertinent factors such as: the expected use of the asset; expected useful lives of related assets; provisions that may limit the useful life; historical experience with similar arrangements; effects of economic factors; demand; competition; obsolescence; and maintenance required to maintain the future cash flows. Amortization is recognized over the relevant estimated useful lives ranging from three to eleven years.

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

Goodwill

Goodwill is recognized when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn affecting automotive marketplaces, increased competition, a significant reduction in the Company's stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

The Company evaluates impairment annually on October 1 by comparing the estimated fair value of each reporting unit to its carrying value. For fiscal year 2023 the Company determined that it had three reporting units with goodwill: U.S. Marketplace, CarOffer, and U.K. Marketplace. The Company elected to bypass the optional qualitative test for impairment and proceed to Step 1, which is a quantitative impairment test. For the U.S. Marketplace and U.K. Marketplace reporting units, the Company estimates fair value using a market approach, based on market multiples derived from public companies that are identified as peers. As of October 1, 2023, the Company estimated forecasted revenue for fiscal year 2023, and estimated revenue market multiples using publicly available information for each of its reporting units. Developing these assumptions required the use of judgment and estimates. Actual results may differ from these forecasts. For the CarOffer reporting unit, the Company estimates fair value using an income approach, based on a discounted cash flow method. The assumptions used to estimate the fair value using a discounted cash flow method include revenue and EBITDA forecasts, the weighted average cost of capital and discount rate, debt-free net working capital forecasts, and long-term growth rate.

For the years ended December 31, 2023, 2022, and 2021 the Company did not identify any impairment of its goodwill. Although no impairment was identified during the annual impairment test as of October 1, 2023, the excess of the fair value over the carrying value declined for the CarOffer reporting unit in the Digital Wholesale segment. If projected future operating results further decline, including as a result of economic conditions or operational challenges, the Company may need to record an impairment charge to reduce its goodwill at CarOffer which could be material and negatively affect the Company's operations.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021, the Company became a party with the noncontrolling equity holders of CarOffer to the 2021 CarOffer Operating Agreement (as defined in "Stock-Based Compensation" below), which, among other matters, sets forth certain put and call rights described in "Stock-Based Compensation" below. The 2021 CarOffer Operating Agreement provided the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which was based on a multiple of earnings.

Subsequent to the Company’s acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net (loss) income attributable to the noncontrolling interest and tax distributions to redeemable noncontrolling interest holders. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the redemption value are recognized within retained earnings in the consolidated balance sheets.

On November 6, 2023, the Company entered into a Membership Interest Purchase Agreement (the “2023 Purchase Agreement”) with CarOffer, CarOffer Investors Holding, LLC, CarOffer Midco, LLC (“CarOffer MidCo”), each of the persons set forth on Schedule 1.1(a) to the 2023 Purchase Agreement (the “Indirect Members”), Bruce T. Thompson, an individual residing in Texas, as the sellers’ representative, and the responsible party signatory thereto.

Pursuant to the 2023 Purchase Agreement the Company acquired the remaining minority equity interests in CarOffer (the “2023 CarOffer Transaction”) for an aggregate consideration of $75.0 million in cash (the “2023 Consideration”), subject to certain adjustments set forth in the 2023 Purchase Agreement. A portion of the 2023 Consideration is held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the 2023 Purchase Agreement. The 2023 CarOffer Transaction was completed on December 1, 2023.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and the Company entered into the Fourth Amended and Restated Limited Liability Company Agreement, dated December 1, 2023 (the "2023 CarOffer Operating Agreement"), pursuant to which, among other matters, the existing put and call rights were terminated. As a result of the Company purchasing the remaining minority equity interests of CarOffer, there is no redeemable noncontrolling interest as of December 31, 2023.

See Note 4 of these consolidated financial statements for further information regarding the 2023 CarOffer Transaction.

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

The Company made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheets for leases with an initial term of twelve months or less, and instead to recognize lease payments in the consolidated income statements on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate as expense in the period in which the achievement of the specified target that triggers the variable lease payments becomes probable.

The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the consolidated income statements as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs. For the years ended December 31, 2023 and 2022, the Company recognized sublease income of $1,897 and $1,809, respectively. For the year ended December 31, 2021, there was no sublease income.

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

Income Taxes

The Company is subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which it operates. For the years ended December 31, 2023 and 2022, a provision for income taxes was recognized as a result of the consolidated taxable income position.

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

This method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In performing this analysis, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies to assess realizability. Actual results may differ from these forecasts. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released. As of December 31, 2023 and 2022, valuation allowances were immaterial.

The Company accounts for uncertain tax positions by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company assesses its income tax positions and recognizes an income tax benefit or expense within the provision for income taxes in the consolidated income statements based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The tax position is measured as the largest amount of benefit or expense that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority during examination. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as income tax expense within other income (expense), net in the consolidated income statements. The Company recognizes liabilities related to uncertain tax positions within accrued expenses, accrued income taxes and other current liabilities, and other non-current liabilities in the consolidated balance sheets, as applicable, depending on if the uncertainty is expected to be resolved within one year or more. The ultimate resolution of these tax positions may be greater or less than the liabilities recognized.

For the year ended December 31, 2023, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions was $812, which would favorably affect the Company's effective tax rate, if recognized. For the year ended December 31, 2022, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions was $598.

On October 3, 2023, the State of Massachusetts passed a tax relief bill changing its apportionment formula from three-factors to a single factor effective January 1, 2025. The Company evaluated the impact from the enacted bill and recognized $6,941 deferred tax expense on its U.S. deferred tax assets and liabilities in 2023.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where the Company operates. The Pillar Two legislation will be effective for the Company's fiscal year beginning January 1, 2024. The Company has performed an assessment of its potential exposure to Pillar Two income taxes based on the Company's most recent tax filings, country-by-country reporting, and financial statements for the constituent entities within the Company. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Company operates are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply, and the Pillar Two effective tax rate is close to 15%. The Company does not expect a material exposure to Pillar Two income taxes in those jurisdictions.

The Tax Cuts and Jobs Act of 2017 subjects a U.S. stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. An entity can make an accounting policy election, per the FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, either to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.

The Inflation Reduction Act of 2022 (the "IRA") was passed into law on August 16, 2022. The provisions of the IRA were effective beginning with fiscal year 2023, with certain exceptions. The IRA had several new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded U.S. corporations made after December 31, 2022. The Company has appropriately considered the impacts of the 1% excise tax on its income tax provision and cash taxes in 2023. Based on the Company’s evaluation, the Company concludes that the IRA has not had a material impact on its income tax provision and cash taxes.

Under the U.K. Finance Act 2022 that was granted on February 24, 2022, U.K. corporation tax rate has been increased from 19% to 25% effective April 1, 2023. The Company evaluated the rate change impact and recognized immaterial deferred tax expense on its U.K. deferred tax assets and liabilities in 2022. No additional tax expense related to the impact of the tax rate change on deferred tax assets and liabilities was necessary in 2023.

The Company will continue to monitor the changes in tax laws and regulations to evaluate their potential impact on its business.

Fair Value of Financial Instruments

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. During the years ended December 31, 2023 and 2022, the Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted.

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

ASC 820 identifies fair value as the exchange price or exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

As of December 31, 2023 and 2022, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated their fair values due to the short‑term nature of these instruments.

Debt

The Company may obtain access to capital via credit facilities. The amount of borrowings outstanding on credit facilities are recognized within other current liabilities or other non-current liabilities in the consolidated balance sheets, depending on the borrowing base. Costs for unutilized revolving commitments and interest for outstanding borrowings are recognized as interest expense within other income (expense), net in the consolidated income statements. Interest payments are recognized within operating activities in the consolidated statements of cash flows, and repayments of principle amounts are recognized within financing activities in the consolidated statements of cash flows.

As of December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver (as defined in Note 9 of these consolidated financial statements), which reduces the borrowing capacity under the 2022 Revolver to $390,373.

As of December 31, 2023, commitment fees under the 2022 Revolver were immaterial.

Deferred Financing Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital via credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recognized within other non-current assets in the consolidated balance sheets and within financing activities in the consolidated statements of cash flows. These costs are amortized on a straight-line basis over the term of the applicable credit facility and recognized as interest expense within other income (expense), net in the consolidated income statements and as an adjustment to consolidated net income in the consolidated statements of cash flows.

As of December 31, 2023 and 2022, deferred financing costs were $1,927 and $2,442, respectively, recognized within other non-current assets in the consolidated balance sheets. As of December 31, 2021, no deferred financing costs were recognized.

For the years ended December 31, 2023 and 2022, amortization expense associated with deferred financing costs were $515 and $136, respectively, within other income (expense), net in the consolidated income statements. For the year ended December 31, 2021, no amortization expense associated with deferred financing costs was recognized.

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

Foreign currency transaction gains and losses are included in consolidated net income for the period. The Company's foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose the Company to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized in other income (expense), net in the consolidated income statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive loss in the consolidated balance sheets.

Revenue Recognition

Sources of Revenue

The Company derives its revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. The Company generates marketplace revenue primarily from (i) dealer subscriptions to the Company's Listings packages, Real-time Performance Marketing ("RPM"), digital advertising suite, Digital Retail, and Sell My Car - Top Dealer Offers ("TDO"), (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. The Company generates wholesale revenue primarily from (x) transaction fees earned from facilitating the purchase and sale of vehicles between dealers ("Dealer-to-Dealer transactions"), (y) transaction fees earned from the sale of vehicles to dealers that it acquires at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and IMCO transactions (as defined below). The Company generates product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers or, or Instant Max Cash Offer ("IMCO transactions"), and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

In addition to displaying inventory in the Company's marketplace and providing access to the Dealer Dashboard, the Company offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements marketed under the Company's RPM and digital advertising suite. Through RPM, dealers can buy advertising that appears in the Company's marketplace, on other sites on the internet, and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

The Company also offers dealer advertising products for the PistonHeads website.

The Company also offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements such as Digital Retail, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page. Digital Retail is comprised of (i) the Digital Deal Platform, which gives dealers higher quality leads through upfront consumer-provided information, (ii) Geo Expansion, which expands the visibility of a dealer’s inventory in the search results beyond its local market, and (iii) Hard Pull Financing, which provides loan information.

The Company also offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements such as TDO, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions basis ("CPM basis"). An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, the Company also has advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on the Company’s websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. The Company does not provide minimum impression guarantees or other types of minimum guarantees in its contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

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

Marketplace Revenue - Revenue Recognition

For Listings, Digital Retail, RPM, and TDO, the Company provides a single similar service each day for a period of time. Each time increment (i.e., one day), rather than the underlying activities, is distinct and substantially the same and therefore the performance obligation of the Company is to provide a series of daily activities over the contract term. Similar to the dealer listings, the dealer advertising is considered a promise to provide a single similar service each day. Each time increment is distinct and substantially the same and therefore the performance obligation of the Company is to provide a series of daily activities over the contract term.

Total consideration for marketplace revenue is stated within the contracts. There are no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company. Dealer customers do not have the right to take possession of the Company’s software. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances, usage fees, and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstances that will lead to a credit. Due to the known possibility of future credits, a monthly sales allowance review is performed to defer revenue at a portfolio level for such future adjustments in the period of incurrence. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements. Sales allowances are recognized as a reduction to revenue in the consolidated income statements.

Performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefit of the service. Revenue is recognized ratably over the subscription period beginning on the date the Company starts providing services to the customer under the contract. Revenue is presented net of any taxes collected from customers. Customers are billed in advance on the first day of each calendar month with payment terms generally 30 to 60 days from the date invoiced. Billings are recognized as accounts receivable or short-term deferred revenue when payment is received in advance of services being delivered to the customers.

For non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers, the performance obligation is to publish the agreed upon campaign on the Company’s websites and load the related impressions.

Advertising contracts state the transaction price within the agreement with payment generally being based on the number of clicks or impressions delivered on the Company’s websites. Total consideration is based on output and deemed variable consideration constrained by an agreed upon delivery schedule and is allocated to the period in which the service was rendered. Additionally, there are generally no contractual cash refund rights. Certain contracts do contain the right for credits in situations in which impressions are not displayed in compliance with contractual specifications. At an individual contract level, the Company may give a credit for a customer satisfaction issue or other circumstance. Due to the known possibility of future credits, a monthly review is performed to defer revenue at an individual contract level for such future adjustments in the period of incurrence. Although these credits have not been material and have not changed significantly over the historical period, estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements.

Performance obligations for Company-sold advertising revenue and partner-sold advertising revenue are satisfied over time as impressions are delivered. Revenue is recognized based on the total number of impressions delivered within the specified period. Revenue from advertising sold directly by the Company is recognized based on the gross amount charged to the advertiser because the Company is the principal in the arrangement as it controls the ad placement and timing of the campaign, establishes the selling price, and is directly responsible for the fulfillment of the contractual terms including any remedy for issues with such fulfillment. Revenue from advertising sold by partners is recognized based on the net amount of revenue received from the content partners because the Company is the agent in the arrangement as the advertising partner is responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the advertising partner has a direct contractual relationship with the advertiser. There is no contractual relationship between the Company and the advertiser for partner-sold transactions. Additionally, for auction-based partner agreements, the Company has latitude in establishing the floor price, but the final price established by the exchange server is at market rates. Revenue is presented net of any taxes collected from customers. Customers are billed monthly in arrears with payment terms generally 30 to 60 days from the date invoiced. Unbilled accounts receivable generally relate to services rendered in the current period, but not invoiced until the subsequent period.

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

Wholesale Revenue - Description

The CarOffer Matrix enables buying dealers to create standing buy orders and provides instant offers to selling dealers. Wholesale revenue includes transaction fees earned from Dealer-to-Dealer transactions, where the Company collects fees from both the buying and selling dealers. The Company also sells vehicles to dealers that it acquires at other marketplaces, where it collects a transaction fee from the buying dealers.

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

Wholesale revenue also includes fees earned from certain guarantees offered to dealers (which include 45-Day Guarantee and OfferGuard products), where the Company collects fees from the buying dealer or selling dealer, as applicable. Guarantee revenue is not accounted for under ASC 606 and is accounted for under ASC Topic 460, Guarantees (“ASC 460”), as discussed further in Note 2 of these consolidated financial statements.

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

Wholesale revenue also includes arbitration in which the vehicle is rematched to a new buyer and not acquired by the Company. Arbitration is the process by which the Company investigates and resolves claims from buying dealers. In these situations, the Company does not control the vehicle and therefore acts as an agent in the transaction. Revenue from a rematch transaction is recognized in line with fee revenue relating to the facilitation of the transaction, inspection services, and transportation services above.

Within wholesale transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations in other current assets and other current liabilities in the consolidated balance sheets. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements. Sales allowances are recognized as a reduction to revenue in the consolidated income statements and an increase to other current assets and other current liabilities and a reduction to accounts receivable, net in the consolidated balance sheets. Wholesale revenue is also offset by concessions.

Wholesale revenue is presented net of any taxes collected from customers.

Typically, customers are billed upon successful matching of a buyer and seller, with payment due upon receipt.

Product Revenue - Description

The CarOffer Matrix enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers. Arbitration is the process by which the Company investigates and resolves claims from buying dealers. The Company controls the vehicle in these transactions and therefore acts as the principal.

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

In certain situations across all transactions, during an arbitration process the Company acquires vehicles in transactions in which it controls the vehicle and therefore acts as a principal in the transaction. Revenue earned from the sale of the vehicle in these transactions is recognized at a point in time on a gross basis.

Within product transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations in other current assets and other current liabilities in the consolidated balance sheets. Estimated sales adjustments, credits, and losses may vary from actual results which could lead to material adjustments to the consolidated financial statements. Sales allowances are recognized as a reduction to revenue and cost of revenue in the consolidated income statements and an increase to other current assets and other current liabilities and a reduction to accounts receivable, net in the consolidated balance sheets. Product revenue is also offset by concessions.

Product revenue presented net of any taxes collected from customers.

Typically, customers are billed upon successful matching of a buyer and seller, with payment due upon receipt.

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

As of December 31, 2023 and 2022, assets associated with costs to obtain a contract were $24,093 and $17,394, respectively. For the years ended December 31, 2023, 2022, and 2021, amortization expense associated with costs to obtain a contract was $11,817, $11,067 and $12,653, respectively.

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

Wholesale Cost of Revenue

Wholesale cost of revenue includes expenses related to supporting and hosting Digital Wholesale service offerings, including Dealer-to-Dealer transactions and vehicles sold to dealers acquired at other marketplaces on the CarOffer Matrix. These expenses include vehicle transportation and inspection expenses; net losses on vehicles related to guarantees offered to dealers through Dealer-to-Dealer transactions; personnel and related expenses for employees directly involved in the fulfillment and support of transactions, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses; amortization of developed technology; amortization of capitalized website development; and allocated overhead expenses. The Company allocates overhead expenses, such as rent and facility expenses, information technology expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

The Company provides certain guarantees to dealers through products such as its 45-Day Guarantee and OfferGuard service offerings on the CarOffer platform, which are accounted for under ASC 460.

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

For the years ended December 31, 2023, 2022, and 2021, income for guarantees purchased by dealers was $1,890, $10,026, and $5,537, respectively. For the years ended December 31, 2023 and 2022, the losses, net of gains recognized within cost of revenue in the consolidated income statements resulting from the dealers' exercise of guarantees were $417 and $4,568, respectively. For the year ended December 31, 2021, the net loss resulting from the dealers' exercise of guarantees was immaterial.

As of December 31, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $10,158. Of the maximum potential amount of future payments, the losses that are probable are not material. As such, as of December 31, 2023, the Company had no material contingent loss liabilities.

As of December 31, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $31,056. Of the maximum potential amount of future payments, the losses that are probable are not material. As such, as of December 31, 2022, the Company had no material contingent loss liabilities.

As of December 31, 2021, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $76,075. Of the maximum potential amount of future payments, none were considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur, the losses were not material. As such, as of December 31, 2021, the Company had no contingent loss liabilities.

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

For RSUs granted subject to market-based vesting conditions, the fair value is determined on the date of grant using the Monte Carlo simulation lattice model. The determination of the fair value using this model is affected by the Company's stock price performance relative to the companies listed on the S&P 500, and a number of assumptions including volatility, correlation coefficient, risk-free interest rate, and expected dividends. RSUs previously granted subject to market-based vesting conditions vest upon achievement of specified levels of market conditions. During the year ended December 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other RSU awards. As a result, there were no market-based RSUs outstanding as of December 31, 2023 or December 31, 2022.

For stock options granted, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by the Company’s stock price and a number of assumptions including expected dividend yield, expected volatility, risk-free interest rate, and expected term. For expected volatility, the Company uses a blended volatility to combine the historical volatility of trading with the volatility for a peer group of companies as the Company does not have historical stock prices for a period that is at least equal to the expected term. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

There were no options granted during the year ended December 31, 2023.

The weighted average assumptions utilized to determine the fair value of options granted during the year ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Expected dividend yield	—	—
Expected volatility	48.03%	50.95%
Risk–free interest rate	1.47%	0.69%
Expected term (in years)	6.11	6.06

On January 14, 2021, the Company acquired a 51% interest in CarOffer (the "2021 CarOffer Transaction") pursuant to the terms of a Membership Interest Purchase Agreement (the “2021 Purchase Agreement”) dated as of December 9, 2020 (the “2021 Agreement Date”), as amended, by and among the Company, CarOffer, CarOffer Investors Holding, LLC (“TopCo”), each of the Members of TopCo (each a “Member” and collectively, the “Members”), and Bruce T. Thompson, an individual residing in Texas.

Upon consummation of the transactions contemplated by the 2021 Purchase Agreement (the “2021 Closing”), the Company acquired a 51% interest in CarOffer for an aggregate consideration of $173,155 (the “2021 Total Consideration”), such 2021 Total Consideration consisting of (a) shares of Class A common stock in the aggregate amount of $103,645 (the “2021 Stock Consideration”) and (b) $69,510 in cash (the “2021 Cash Consideration”). The number of shares of Class A common stock issued following the 2021 Closing in connection with the 2021 Stock Consideration was 3,115,282, which was calculated by reference to a value of $22.51 per share, which equals the volume-weighted average closing price per share of Class A common stock on the Nasdaq Global Select Market for the 28 consecutive trading days ending on the third Business Day (as defined in the 2021 Purchase Agreement) preceding the 2021 Agreement Date. Pursuant to the 2021 Purchase Agreement, the remaining equity in CarOffer (the “Remaining Equity”) was retained by the then-current equity holders of CarOffer and subject to certain call and put arrangements discussed below.

Pursuant to the 2021 Purchase Agreement, the Company established a retention pool in an aggregate amount of $8,000 in the form of RSUs to be issued pursuant to the Company’s standard form of RSU agreement under the Company’s Omnibus Incentive Compensation Plan (the "2017 Plan"), (i) $6,000 of which was granted to certain CarOffer employees following the 2021 Closing in accordance with the terms of the 2021 Purchase Agreement and (ii) $2,000 of which is available for issuance to future CarOffer employees in accordance with the terms of the 2021 Purchase Agreement. RSUs issued from the retention pool will be subject to vesting based on rendering of future services.

In addition, the Company, TopCo, each Member, and CarOffer MidCo, LLC entered into the Second Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2020 (the “2020 CarOffer Operating Agreement”), pursuant to which, among other matters, the Company secured the right to appoint a majority of the members of the Board of Managers of CarOffer, other rights customary for a transaction of this nature, and the put and call rights described below. On November 23, 2021, the 2020 CarOffer Operating Agreement was amended and restated for administrative purposes, including principally to recapitalize certain of the membership units thereunder without changing overall consideration payable by the Company thereunder (the “2021 CarOffer Operating Agreement”).

In the second half of 2022, the Company had a call right (the “2022 Call Right”), exercisable in its sole discretion, to acquire a portion of the Remaining Equity representing up to twenty-five percent (25%) of the fully diluted capitalization of CarOffer (such acquired Remaining Equity, the “2022 Acquired Remaining Equity”) at an implied CarOffer value (the “2022 Call Right Value”) of seven (7) times CarOffer’s trailing twelve months gross profit as of June 30, 2022 (calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement, included as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022). During the year ended December 31, 2022, the Company determined not to exercise the 2022 Call Right.

Prior to the 2023 CarOffer Transaction, in the second half of 2024, (a) the Company had a call right (the “2024 Call Right”), exercisable in its sole discretion, to acquire all, and not less than all, of the Remaining Equity that it had not yet acquired pursuant to the 2022 Call Right and the 2021 Closing, at the greater of (i) (x) one hundred million dollars ($100,000,000), and (y) the 2022 Call Right Value, whichever was less, and (ii) an implied CarOffer value of twelve (12) times CarOffer’s trailing twelve months EBITDA as of June 30, 2024 (in each case calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement), and (b) the representative of the holders of the Remaining Equity had a put right (the “2024 Put Right”), exercisable in his, her or their sole discretion, to have the holders of the Remaining Equity sell to the Company, all, and not less than all, of the Remaining Equity at an implied CarOffer value of twelve (12) times CarOffer’s trailing twelve months EBITDA as of June 30, 2024 (calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement). In connection with the 2023 CarOffer Transaction, as defined in Note 4 of these consolidated financial statements, the 2024 Call Right and the 2024 Put Right were terminated.

The foregoing summary of the 2021 Purchase Agreement, the 2021 CarOffer Operating Agreement, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2021 Purchase Agreement and the 2021 CarOffer Operating Agreement, which are included as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 21, 2021, and Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022, respectively.

In connection with the 2021 CarOffer Transaction, the then-outstanding unvested incentive units (“CO Incentive Units”) of CarOffer and unvested Class CO CarOffer units (the "Subject Units”) remained outstanding and will vest over the requisite service periods as discussed below.

Grants of the CO Incentive Units are subject to the CarOffer 2020 Equity Incentive Plan, adopted effective November 24, 2020 (the “2020 CO Plan”), the applicable award agreement, and the 2021 CarOffer Operating Agreement. Following the 2021 CarOffer Transaction, remaining unvested CO Incentive Units will vest over a period of three years, with one-third having vested on each of January 14, 2022, and January 14, 2023, and one-third vesting on January 14, 2024, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable vesting date. As a result of the 2023 CarOffer Transaction, the vesting on January 14, 2024 was accelerated and the CO Incentive Units were accelerated and redeemed. Under the terms of the grants, vesting of unvested CO Incentive Units is accelerated in the event of (i) a change of control of CarOffer (which, for the avoidance of doubt, does not include the 2021 CarOffer Transaction), (ii) the death or disability of the grantee, (iii) termination of the grantee’s employment with CarOffer without cause, or (iv) termination of grantee’s employment by the grantee for good reason. Upon termination of a grantee’s continuous service to CarOffer voluntarily by the grantee (other than for good reason) or by CarOffer for cause, all of such grantee’s unvested CO Incentive Units are forfeited. In addition, if a grantee’s continuous service terminates, then CarOffer has the option to repurchase any outstanding CO Incentive Units from the grantee.

In addition to the 2020 CO Plan, on December 9, 2020, CarOffer entered into a Vesting Agreement (the “Vesting Agreement”) regarding the vesting of Subject Units beneficially owned by Bruce Thompson, the founder and CEO of CarOffer, and certain affiliated persons (collectively, the “T5 Holders”) in connection with the Company’s then-anticipated acquisition of a 51% interest in CarOffer. Pursuant to the Vesting Agreement, 432,592 Subject Units beneficially owned by the T5 Holders vest in three approximately equal installments, with one-third having vested on each of January 14, 2022, and January 14, 2023, and one third vesting on January 14, 2024, subject to the terms of the Vesting Agreement. As a result of the 2023 CarOffer Transaction, the vesting on January 14, 2024 was accelerated and the Subject Units were accelerated and redeemed. As more particularly described in the Vesting Agreement, unvested Subject Units are subject to forfeiture in the event that Mr. Thompson’s relationship with CarOffer terminates other than in the event of a termination without cause (as defined in the Vesting Agreement) or due to Mr. Thompson’s death or disability. The Vesting Agreement also provides for acceleration of any unvested Subject Units in the event of the termination of Mr. Thompson’s employment with CarOffer without cause, Mr. Thompson’s death or disability, or the consummation of an eligible liquidity event (as defined in the Vesting Agreement).

In connection with the 2021 Closing, CarOffer reserved 228,571 incentive units (the "2021 Incentive Units") for purposes of establishing an employee incentive equity plan. Thereafter, CarOffer formed CarOffer Incentive Equity, LLC (“CIE”), a Delaware manager-managed limited liability company managed by the Company, and established the CIE 2021 Equity Incentive Plan (the “2021 CO Plan"). The 2021 CO Plan and related documentation, including the applicable award agreement, a vesting agreement between CarOffer and CIE, and the 2021 CarOffer Operating Agreement, provide for an incentive equity grant structure whereby 2021 Incentive Units will be granted to CIE and 2021 CO Plan grantees will receive an associated equity interest in CIE (the “CIE Interest”), with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. Subject to any modifications as may be approved by the CarOffer Board of Managers in its discretion, grants under the 2021 CO Plan will vest over a period of three years from the grant date, one-third each on the first, second, and third anniversaries of the applicable grant date, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable grant date. Upon termination of a grantee’s continuous service to CarOffer, all of such grantee’s unvested 2021 Incentive Units are forfeited. As of December 31, 2022 and 2021, there had not been any grants of 2021 Incentive Units under the 2021 CO Plan.

CO Incentive Units, Subject Units, and 2021 Incentive Units were liability-classified awards because the awards could be put to the Company at a formula price such that the holders do not bear the risks and rewards associated with equity ownership. For liability-classified awards, the fair value was determined on the date of issuance using a Least Square Monte Carlo simulation model. Liability-classified awards were remeasured to fair value each period until settlement. Until March 31, 2022, the Least Square Monte Carlo simulation model was used for remeasurement. During the three months ended June 30, 2022, the Company refined its model for determining the fair value of liability-classified awards as a result of obtaining gross profit actuals through the trailing twelve-months ended June 30, 2022, measurement period for the first call option. Since March 31, 2022, the fair value has typically been determined using a Monte Carlo simulation model. During the year ended December 31, 2022, the Company determined not to exercise the 2022 Call Right. The valuation of these liability-classified awards was previously derived from the 2024 Call Right and the 2024 Put Right. The determination of the fair value was affected by CarOffer’s equity value, EBITDA, and Excess Parent Capital (as defined in the 2021 CarOffer Operating Agreement) that drove the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. As a result of the EBITDA and Excess Parent Capital projections for CarOffer as of December 31, 2022, a Monte Carlo simulation model was not required as of December 31, 2022. As a result of the 2023 CarOffer Transaction, the liability-classified awards were accelerated and redeemed as of December 31, 2023.

The Company issues shares of Class A common stock upon the vesting of RSUs and the exercise of stock options out of its shares available for issuance. During the year ended December 31, 2023, prior to the redemption of all awards in connection with the 2023 CarOffer Transaction, the Company would issue CO Incentive Units and Subject Units out of CarOffer’s units available for issuance. The Company accounts for forfeitures when they occur.

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

For the years ended December 31, 2023, 2022, and 2021, the income tax expense related to stock-based compensation was $5,500, $4,181, and $1,179, respectively.

As of December 31, 2023, 2022, and 2021, the income tax benefit from stock-based compensation expense, recognized through the Company's deferred tax asset in the consolidated balance sheets, was $5,353, $5,441, and $5,301, respectively.

See Note 11 of these consolidated financial statements for a summary of the stock option, RSU and CO Incentive Unit activity for the year ended December 31, 2023.

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

As a result of the IRA, effective on January 1, 2023, the Company is required to pay a 1% excise tax on certain stock repurchases. Based on the Company’s evaluation, the Company has concluded that the IRA has not had a material impact on its income tax provision and cash taxes. The excise tax is considered a direct and incremental cost of the share repurchase and will be recognized as a reduction to additional paid-in capital in the consolidated balance sheets. Other direct and incremental costs, such as commissions and legal expenses, are recognized as a reduction to additional paid-in capital in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and recognized within sales and marketing expense in the consolidated income statements. For the years ended December 31, 2023, 2022, and 2021, advertising expense was $138,782, $156,128, and $151,457, respectively.

Comprehensive Income

Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive income consists of consolidated net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from consolidated net income. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive (loss) income. As of December 31, 2023 and 2022, accumulated other comprehensive (loss) income is presented separately in the consolidated balance sheets and consists entirely of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of December 31, 2023, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its future consolidated financial statements and related disclosures.

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its future consolidated financial statements and related disclosures.

In October 2023 the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 modifies the disclosure and presentation requirements for a variety of topics in the FASB ASC. The Company is currently evaluating the impact of ASU 2023-06 on its future consolidated financial statements and related disclosures.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the year ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Marketplace	$698,236	$658,771	$636,942
Dealer-to-Dealer	109,802	320,119	224,831
Instant Max Cash Offer	106,204	676,145	89,600
Total	$914,242	$1,655,035	$951,373

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

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments as disclosed in Note 14 of these consolidated financial statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions as disclosed in Note 14 of these consolidated financial statements. Marketplace services are provided in the U.S. and International regions. Dealer-to-Dealer and IMCO services and products are provided in the U.S. region.

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant year end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2023 was approximately $41.8 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2023. For performance obligations not satisfied as of December 31, 2023, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of December 31, 2023.

For the year ended December 31, 2023, 2022, and 2021, revenue recognized from amounts included in deferred revenue at the beginning of the period was $12,249, $12,784, and $9,137,respectively.

4. 2023 CarOffer Transaction

Background

Pursuant to the 2021 Purchase Agreement, the Company acquired a 51% interest in CarOffer.

Upon the 2021 Closing, the Company acquired a 51% interest in CarOffer for the 2021 Total Consideration, which was an aggregate consideration of $173,155 consisting of (a) the 2021 Stock Consideration consisting of shares of Class A common stock in the aggregate amount of $103,645 and (b) the 2021 Cash Consideration consisting of $69,510 in cash. The number of shares of Class A common stock issued following the 2021 Closing in connection with the 2021 Stock Consideration was 3,115,282, which was calculated by reference to a value of $22.51 per share, which equals the volume-weighted average closing price per share of Class A common stock on the Nasdaq Global Select Market for the 28 consecutive trading days ending on the third Business Day (as defined in the 2021 Purchase Agreement) preceding the 2021 Agreement Date.

Pursuant to the 2021 Purchase Agreement, the Remaining Equity was retained by the then-current equity holders of CarOffer and subject to certain call and put arrangements discussed below. Pursuant to the 2021 Purchase Agreement, the Company established a retention pool in an aggregate amount of $8,000 in the form of RSUs to be issued pursuant to the Company’s standard form of RSU agreement under the 2017 Plan, (i) $6,000 of which was granted to certain CarOffer employees following the 2021 Closing in accordance with the terms of the 2021 Purchase Agreement and (ii) $2,000 of which is available for issuance to future CarOffer employees in accordance with the terms of the 2021 Purchase Agreement. RSUs issued from the retention pool will be subject to vesting based on rendering of future services.

As of December 31, 2023 and, 2022, the Company did not incur any transaction-related costs related to the 2021 CarOffer Transaction. As of December 31, 2021, the Company incurred total transaction-related costs of $2,647 related to the 2021 CarOffer Transaction, of which $709 was incurred for the year ended December 31, 2021, and recognized within general and administrative operating expenses in the consolidated income statements. Transaction-related costs were excluded from the purchase price allocation as they were primarily comprised of legal, professional, and consulting expenses.

The foregoing summary of the 2021 Purchase Agreement, the 2021 CarOffer Operating Agreement, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2021 Purchase Agreement and the 2021 CarOffer Operating Agreement, which are filed as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 21, 2021, and Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022, respectively.

Completion of Acquisition

On December 1, 2023, the Company completed its previously announced acquisition of the remaining minority equity interests in CarOffer pursuant to the terms of the 2023 Purchase Agreement.

Pursuant to the 2023 Purchase Agreement, the Company acquired the remaining minority equity interests in CarOffer for the 2023 Consideration, consisting of an aggregate consideration of $75.0 million in cash, subject to certain adjustments set forth in the 2023 Purchase Agreement. A portion of the 2023 Consideration is held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the 2023 Purchase Agreement.

Upon completion of the 2023 CarOffer Transaction, the Company recorded approximately a $50 million stock-based compensation charge, which consisted of payments for CO Incentive Units and Subject Units, and payments made to holders of noncontrolling interest ("Noncontrolling Interest Units"), resulting from the modification of the 2021 Purchase Agreement. The completion of the transaction additionally relieved the redeemable noncontrolling interests on its consolidated balance sheets, reducing the remaining redeemable noncontrolling interest on its consolidated balance sheets to zero and recording excess cash paid to these unit holders as a deemed dividend of $5,838. Refer to Note 11 to these consolidated financial statements for further disclosure on impact of the modifications that resulted from the 2023 CarOffer Transaction.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and the Company entered into the 2023 CarOffer Operating Agreement, pursuant to which, among other matters, the existing put and call rights were terminated.

The foregoing summary of the 2023 Purchase Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2023 Purchase Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 6, 2023, and filed on November 7, 2023.

The Company has incurred $1,044 of transaction-related costs, recognized within general and administrative, sales and marketing, and product, technology and development operating expenses in the consolidated income statements. These costs primarily consisted of legal and integration expenses associated with the 2023 CarOffer Transaction. There was no gain associated with the 2023 CarOffer Transaction.

Refer to Valuation of Acquired Assets and Liabilities policy within Note 2 of these consolidated financial statements for the Company's policy on the initial valuation of the assets and liabilities following the 2021 CarOffer Transaction. Refer to Stock-Based Compensation policy within Note 2 of these consolidated financial statements for the Company's policy on valuation of the liability-based awards that were accelerated and redeemed in connection with the 2023 CarOffer Transaction.

5. Fair Value of Financial Instruments

As of December 31, 2023 and 2022, assets measured at fair value on a recurring basis consist of the following:

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual Funds	$73,449	$—	$—	$73,449
Short-term investments:
Mutual Funds	20,724	—	—	20,724
Total	$94,173	$—	$—	$94,173

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$175,486	$—	$—	$175,486
Total	$175,486	$—	$—	$175,486

As of December 31, 2023, the Company received $3,075 in dividend income from the investments, recognized within interest income on the consolidated income statements. As of December 31, 2023, unrealized gain on short-term investments in equity securities was immaterial.

As of December 31, 2022, the Company did not hold any investments.

6. Property and Equipment, Net

As of December 31, 2023 and 2022, property and equipment, net consist of the following:

	As of December 31,
	2023	2022
Capitalized equipment	$1,326	$7,877
Capitalized internal-use software	12,279	7,429
Capitalized website development	57,158	36,369
Furniture and fixtures	8,149	8,615
Leasehold improvements	23,308	24,225
Construction in progress	39,835	4,161
Finance lease right-of-use assets	288	420
	142,343	89,096
Less accumulated depreciation and amortization	(58,973)	(48,968)
Total	$83,370	$40,128

For the year ended December 31, 2023, 2022, and 2021, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and write offs, was $18,412, $14,618 and $10,324, respectively.

For the year ended December 31, 2023, the Company wrote off $184, consisting of $175 of Digital Wholesale and $8 of U.S. Marketplace capitalized website development costs within wholesale and marketplace cost of revenue, respectively, in the consolidated income statements related to certain developed technology in which the Company decided to cease investment. For the year ended December 31, 2022, the Company wrote off $165 of U.S. Marketplace segment of capitalized website development costs within operating expense in the consolidated income statements related to certain developed technology in which the Company decided to cease investment. For the year ended December 31, 2021, the Company wrote off $2,481 of U.S. Marketplace segment of capitalized website development costs within operating expense in the consolidated income statements related to certain developed technology in which the Company decided to cease investment.

During the year ended December 31, 2023, capitalized equipment decreased $6,551 due primarily to the disposal of the data center assets as a result of the Company's migration onto a cloud-based hosting platform. The disposal of the data center assets resulted in a $460 gain on sale in our U.S. Marketplace segment, recognized within other (expense) income, net on the consolidated income statements.

During the year ended December 31, 2023, capitalized website development costs increased $20,789 due to continued net investment in the Company's product offerings.

During the year ended December 31, 2023, capitalized internal-use software costs increased $4,850 due to additions related to internal engineering and development tools.

During the year ended December 31, 2023, construction in progress increased $35,674 due to the buildout of the Company's future headquarters at 1001 Boylston Street, as discussed in Note 10 of these consolidated financial statements.

7. Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2023, changes in the carrying value of goodwill are as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2022	$12,477	$130,451	$14,539	$157,467
Foreign currency translation adjustment	—	—	431	431
Balance as of December 31, 2023	$12,477	$130,451	$14,970	$157,898

The Company assessed its goodwill for impairment and did not identify any impairment as of December 31, 2023. Although no impairment was identified during the annual impairment test as of October 1, 2023, the excess of the fair value over the carrying value declined for the CarOffer reporting unit in the Digital Wholesale segment. If projected future operating results further decline, including as a result of economic conditions or operational challenges, the Company may need to record an impairment charge to reduce its goodwill at CarOffer which could be material and negatively affect the Company's operations.

Other Intangible Assets

As of December 31, 2023 and 2022, intangible assets consist of the following:

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	7.4	$32,193	$10,262	$—	$21,931
Customer relationships	0.0	19,870	19,620	—	250
Developed technology	0.0	65,212	63,690	647	875
Total		$117,275	$93,572	$647	$23,056

	As of December 31, 2022
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	8.4	$32,129	$7,227	$—	$24,902
Customer relationships	1.0	19,870	13,609	—	6,261
Developed technology	1.0	65,212	42,674	647	21,891
Total		$117,211	$63,510	$647	$53,054

For the year ended December 31, 2023, 2022, and 2021, amortization of intangible assets was $30,062, $30,716, and $30,152, respectively.

For the year ended December 31, 2021, the Company wrote off $647 of U.S. Marketplace segment intangible assets within marketplace cost of revenue in the consolidated income statements related to certain developed technology which the Company decided to cease investment.

As of December 31, 2023, estimated amortization expense of intangible assets for future periods is as follows:

Year Ending December 31,	Amortization Expense
2024	4,162
2025	3,037
2026	3,037
2027	3,037
2028	3,037
Thereafter	6,746
Total	$23,056

8. Accrued Expenses, Accrued Income Taxes and Other Current Liabilities

As of December 31, 2023 and 2022, accrued expenses, accrued income taxes and other current liabilities consist of the following:

	As of December 31,
	2023	2022
Accrued bonus	$15,247	$11,007
Other accrued expenses and other current liabilities	18,471	28,186
Total	$33,718	$39,193

The increase of $4,240 in accrued bonus was due to increased bonus payout metric attainment.

9. Debt

As of December 31, 2023 and 2022, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time. The Credit Agreement consists of a revolving credit facility (the "2022 Revolver"), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the "2022 Revolver Sub-facility"). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of CarOffer and certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2023.

As of December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver, which reduces the borrowing capacity under the 2022 Revolver to $390,373. As of December 31, 2022, there were no borrowings and no letters of credit outstanding under the 2022 Revolver.

As of December 31, 2023, deferred financing costs were $1,927. As of December 31, 2022, deferred financing costs were $2,442. For the year ended December 31, 2023, amortization expense associated with deferred financing costs was $515. For the year ended December 31, 2022, amortization expense associated with deferred financing costs was $136.

As of December 31, 2023 and 2022, commitment fees under the 2022 Revolver were immaterial.

10. Commitments and Contingencies

Contractual Obligations and Commitments

As of December 31, 2023, all of the Company’s property, equipment, and externally sourced internal-use software have been purchased with cash with the exception of amounts related to unpaid property and equipment, capitalized website development, capitalized internal-use software, capitalized hosting arrangements, and amounts related to obligations under finance leases as disclosed in the consolidated statements of cash flows. In connection with the 1001 Boylston Street Lease (as defined below), the Company expects to spend approximately $69,815, net of tenant reimbursements. As of December 31, 2023, the Company has incurred $40,561 in expenses, of which $2,891 was reimbursed as part of the tenant improvement allowance for the 1001 Boylston Street Lease. Of the total incurred expenses, $40,325 was capitalized, consisting of $39,835 in capitalized incurred expenses recognized in property and equipment, net and $490 in capitalized incurred expenses recognized in prepaid expenses, prepaid income taxes and other current assets on the consolidated balance sheets. As of December 31, 2023, the Company has also signed $46,473 in gross contract commitments, which have not yet been incurred. The Company has no other material long-term purchase obligations outstanding with any vendors or third-parties.

Leases

The Company’s material lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; San Francisco, California; Addison, Texas; and Dublin, Ireland.

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

The Company has non-cancellable lease terms through 2025 for its various operating subleases, for which the Company acts as the lessor, certain of which include the option to extend the sublease term up to one additional period of three years. Additionally, certain subleases provide for annual rent increases through the terms of the leases and variable payments related to operating expenses, taxes, parking, and utilities. Certain subleases also contain both lease and non-lease components in the contract. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses.

As of December 31, 2023, there were no material changes in the Company's leases from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than those described below.

New Material Leases

On November 14, 2023, the Company amended its operating lease agreement in Addison, Texas, at 15601 Dallas Parkway, which was originally entered into on April 28, 2022, for the lease of 30,913 square feet of office space. The amendment relocates the existing premises from Suite 800 to Suite 900, also consisting of 30,913 square feet of office space. The lease term and payments do not change from the original agreement. The lease, as amended, provides for (i) an extension of the reimbursement deadline of the tenant improvement allowance to May 31, 2024, and (ii) an additional security deposit in the form of a restricted letter of credit, recognized in other non-current assets in the consolidated balance sheets. Since the lease amendment relocates leased space with the same landlord, the Company accounted for the amendment as a termination of the existing lease, with the difference between the right-of-use ("ROU") asset and lease liability of the existing lease included as part of the ROU asset of the new lease.

The Company’s operating lease agreement in Boston, Massachusetts, for 225,428 square feet at 1001 Boylston Street (the "1001 Boylston Street Lease") commenced on February 3, 2023 ("Delivery Date"), as the Company has been granted access to begin its build out. The “Commencement Date” of the lease term is the earlier to occur of (i) the date that is 12 months following the Delivery Date and (ii) the date that the Company first occupies the premises for the normal conduct of business for the Permitted Use (as defined in the 1001 Boylston Street Lease). The initial term will commence on the Commencement Date and expire on the date that is 180 full calendar months after the Commencement Date (plus the partial month, if any, immediately following the Commencement Date). The 1001 Boylston Street Lease provides for the option to terminate early under certain circumstances and contains options to extend the lease term for two additional periods of five years. The 1001 Boylston Street Lease provides for annual rent increases through the term of the lease, leasehold improvement incentives, and variable payments related to operating expenses, management fees, taxes, utilities, insurance, and maintenance expenses. The 1001 Boylston Street Lease also contains both lease and non-lease components. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses. The Company expects to move into the office space in 2024.

The Company’s financing lease obligations, which consist of a lease for furniture and office equipment, are immaterial.

For the years ended December 31, 2023, 2022, and 2021, the Company recognized $34,218, $16,732, and $15,844, respectively, of lease costs.

For the year ended December 31, 2023, the Company recognized $1,897 of sublease income. For the year ended December 31, 2022, the Company recognized $1,809 of sublease income. There was no sublease income for the year ended December 31, 2021.

As of December 31, 2023 and 2022, the weighted average remaining lease term was 13.1 years and 7.1 years, respectively, and the weighted average discount rate was 5.7% and 4.9%, respectively. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019, for leases that commenced prior to that date.

Lease Commitments

As of December 31, 2023, future minimum lease payments for all leases are as follows:

Year Ending December 31,	Operating Lease Commitments
2024	$3,150
2025	18,881
2026	22,332
2027	22,740
2028	23,160
Thereafter	208,079
Total lease payments	298,342
Less imputed interest	(103,952)
Total	$194,390

The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2023. As of December 31, 2023, there were no leases signed but not commenced.

As of December 31, 2023, future minimum sublease income payments are as follows:

Year Ending December 31,	Sublease Income Payments
2024	$2,318
2025	1,418
2026	—
2027	—
2028	—
Thereafter	—
Total	$3,736

Restricted Cash

As of December 31, 2023, $9,627 in letters of credit associated with the Company's leases were included under the 2022 Revolver Sub-facility. During the year ended December 31, 2023, the Company canceled three letters of credit associated with the 1001 Boylston, the San Francisco, and the Cambridge (55 Cambridge Parkway) leases and reissued these letters of credit under the 2022 Revolver Sub-facility. As of December 31, 2022, all letters of credit were collateralized by cash, which was recognized as restricted cash in the consolidated balance sheets.

As of December 31, 2023, restricted cash was $2,563 and primarily related to pass-through payments from customers related to the Company's Digital Wholesale business. As of December 31, 2022, restricted cash was $14,615 and primarily related to cash held at a financial institution in an interest‑bearing cash account as collateral for the letters of credit related to the contractual provisions for the Company’s building leases and pass-through payments from customers related to the Company’s Digital Wholesale business.

As of December 31, 2023, all restricted cash was classified as a short-term asset, as disclosed in the consolidated balance sheets. As of December 31, 2022, portions of restricted cash were classified as a short-term asset and long‑term asset, as disclosed in the consolidated balance sheets. Of the letters of credit outstanding as of December 31, 2022, the Company canceled a letter of credit associated with the Cambridge (2 Canal Park) lease, however, the cash was recognized as restricted cash as of March 31, 2023, until it was released from the bank.

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

The Company provides certain guarantees to dealers through products such as its 45-Day Guarantee and OfferGuard service offerings on the CarOffer platform, which are accounted for under ASC 460.

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

A guarantee liability is initially measured using the amount of consideration received from the dealer for the purchase of the guarantee. The initial liability is released, and guarantee income is recognized, upon the earliest of the following: the vehicle sells during the guarantee period, the seller exercises its put option during the guarantee period, or the option expires unexercised at the end of the guarantee period. Guarantee income is recognized within wholesale revenue in the consolidated income statements. Gains and losses resulting from dealers' exercise of guarantees are recognized within wholesale cost of revenue in the consolidated income statements. When it is probable and reasonably estimable that the Company will incur a loss on a vehicle that it is required to purchase, a liability and a corresponding charge to wholesale cost of revenue is recognized for the amount of the loss in the consolidated balance sheets and the consolidated income statements, respectively. Gains and losses resulting from the dealers exercise of guarantees are recognized within wholesale cost of revenue, as appropriate, in the consolidated income statements.

For the years ended December 31, 2023 and 2022 income for guarantees purchased by dealers was $1,890 and $10,026, respectively. For the year ended December 31, 2023 and 2022, the loss, net of gains, recognized within cost of revenue in the consolidated income statements resulting from dealers' exercise of guarantees was $417 and $4,568, respectively.

As of December 31, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $10,158. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of December 31, 2023, the Company had no material contingent loss liabilities.

As of December 31, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $31,056. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of December 31, 2022, the Company had no material contingent loss liabilities.

As of December 31, 2021, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $76,075. Of the maximum potential amount of future payments, none were considered probable. The exercise of guarantees has historically been infrequent and even when such exercises did occur, the losses were not material. As such, as of December 31, 2021, the Company had no contingent loss liabilities.

11. Stock‑based Compensation

CarGurus Equity Incentive Plans

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) provided for the issuance of non-qualified stock options, restricted stock, and stock awards to the Company’s employees, officers, directors, and consultants. The 2006 Plan authorized up to an aggregate of 3,444,668 shares of the Company's Class B common stock for such issuances. In conjunction with the effectiveness of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Board voted that no further stock options or other equity-based awards may be granted under the 2006 Plan.

In 2015 the Board adopted the 2015 Plan, which became effective on June 26, 2015. The 2015 Plan provided for the issuance of stock-based incentives to employees, consultants, and non-employee directors. As of the effective date of the 2015 Plan, up to 603,436 shares of common stock were authorized for issuance under the 2015 Plan. The 2015 Plan was amended and restated effective August 6, 2015 to permit the granting of RSUs under the 2015 Plan, to remove Class B common stock from the pool of shares available for issuance under the 2015 Plan, and to make certain other desired changes. The 2015 Plan was further amended and restated at October 15, 2015 to add a ten-year term and to make certain other desired changes.

The 2015 Plan was further amended and restated effective August 22, 2016 to merge the 2006 Plan into the 2015 Plan, to increase the number of shares of Class A common stock that may be issued under the 2015 Plan, and to lengthen the term of the 2015 Plan to expire on August 21, 2026. In addition, pursuant to this amendment and restatement of the 2015 Plan, prior to giving effect to the recapitalization that occurred on June 21, 2017, there were (i) 618,691 shares of Class A common stock, plus (ii) 802,562 shares of Class B common stock authorized under the 2015 Plan; provided, however, that (1) the number of shares of Class A common stock was increased, on a share for share basis, by the number of shares of Class B common stock that were (a) subject to outstanding options granted under the 2006 Plan that expired, terminated, or were canceled for any reason without having been exercised, (b) surrendered in payment of the exercise price of outstanding options granted under the 2006 Plan, or (c) withheld in satisfaction of tax withholding upon exercise of outstanding options granted under the 2006 Plan, and the number of shares of Class B common stock reserved under the amended and restated 2015 Plan was decreased, on a corresponding share for share basis, (2) no new awards of Class B common stock could be granted under the amended and restated 2015 Plan, and (3) except with respect to outstanding options granted under the 2006 Plan that were exercised on or after the date of the amendment and restatement, no Class B common stock could be issued under the 2015 Plan.

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

In connection with the Company's initial public offering ("IPO"), in October 2017 the Board adopted, and the Company’s stockholders approved, the 2017 Plan for the purpose of granting incentive stock options, non-qualified stock options, stock awards, stock units, other share-based awards, and cash awards to employees, advisors, and consultants to the Company and its subsidiaries and non-employee members of the Board. The 2017 Plan is the successor to the 2015 Plan. The 2017 Plan authorizes the issuance or transfer of the sum of: (i) 7,800,000 shares of the Company’s Class A common stock, plus (ii) the number of shares of Class A common stock (up to 4,500,000 shares) equal to the sum of (x) the number of shares of Class A common stock and Class B common stock of the Company subject to outstanding awards under the 2015 Plan as of October 10, 2017, that terminate, expire, or are canceled, forfeited, exchanged, or surrendered on or after October 10, 2017, without having been exercised, vested, or paid prior to October 10, 2017, including shares tendered or withheld to satisfy tax withholding obligations with respect to outstanding grants under the 2015 Plan, plus (y) the number of shares of Class A common stock reserved for issuance under the 2015 Plan that remain available for grant under the 2015 Plan as of October 10, 2017. The aggregate number of shares of Class A common stock that may be issued or transferred under the 2017 Plan pursuant to incentive stock options will not exceed 12,300,000 shares of Class A common stock. Unless determined otherwise by the Compensation Committee of the Board, as of the first trading day of January of each calendar year during the term of the 2017 Plan (excluding any extensions), eligible beginning with calendar year 2019, an additional number of shares of Class A common stock will be added to the number of shares of the Company’s Class A common stock authorized to be issued or transferred under the 2017 Plan and the number of shares authorized to be issued or transferred pursuant to incentive stock options, equal to 4% of the total number of shares of Class A common stock outstanding on the last trading day in December of the immediately preceding calendar year, or 6,000,000 shares, whichever is less, or such lesser amount as determined by the Board (the “Evergreen Increase”). The Compensation Committee of the Board determined to not effectuate the Evergreen Increase that was otherwise scheduled to have occurred on each of January 2, 2019, January 2, 2020, and January 4, 2021. On January 3, 2022, an additional 4,070,921 shares of the Company's Class A Common Stock was authorized to be issued or transferred under the 2017 Plan pursuant to the Evergreen Increase. On January 3, 2023, an additional 4,065,466 shares of the Company's Class A Common Stock was authorized to be issued or transferred under the 2017 Plan pursuant to the Evergreen Increase. On January 2, 2024, an additional 3,687,010 shares of the Company's Class A Common Stock was authorized to be issued or transferred under the 2017 Plan pursuant to the Evergreen Increase. In conjunction with the adoption of the 2017 Plan, options and RSUs outstanding under the 2015 Plan will remain outstanding but no additional grants will be made from the 2015 Plan.

As of December 31, 2023, 6,236,628 shares of Class A common stock were available for issuance under the 2017 Plan.

CarOffer Equity Incentive Plans

The 2020 CO Plan provided for the issuance of CO Incentive Units to CarOffer’s employees, officers, managers, and consultants. The 2020 CO Plan authorized up to an aggregate of 485,714 CO Incentive Units for such issuances, all of which were issued prior to the close of the 2021 CarOffer Transaction. At the time of the 2021 Closing, 142,857 CO Incentive Units were accelerated and redeemed. The compensation relating to these CO Incentive Units was deemed to be outside of consideration transferred. Therefore, for the year ended December 31, 2021, the Company recognized an additional $1,229 of stock-based compensation expense. As a result of the 2023 CarOffer Transaction, all CO Incentive Units were accelerated and redeemed and, thus, as of December 31, 2023, there were no CO Incentive Units unvested. During the year ended December 31, 2023, no CO Incentive Units were granted, vested, or forfeited. As of December 31, 2023, there is no unrecognized stock‑based compensation expense related to the unvested CO Incentive Units, as a result of the redemption of the awards following the 2021 CarOffer Transaction. As of December 31, 2022, 342,857 CO Inventive Units were unvested.

As of December 31, 2023, there were no CO Incentive Units available for issuance under the 2020 CO Plan.

The Vesting Agreement provides for the vesting of the Subject Units beneficially owned by the T5 Holders, which vest in accordance with the terms described in Note 2 of these consolidated financial statements. As a result of the 2023 CarOffer Transaction, all Subject Units were accelerated and redeemed and, thus, as of December 31, 2023, no Subject Units were unvested. As of December 31, 2022, 288,395 Subject Units were issued and unvested, respectively. During the year ended December 31, 2023, there were no Subject Units granted or vested. During the year ended December 31, 2022, no Subject Units were granted and 144,197 Subject Units vested. During the year ended December 31, 2023 and 2022, no Subject Units were forfeited. As of December 31, 2023, there is no unrecognized stock‑based compensation expense related to the unvested Subject Units, as a result of the redemption of the awards following the 2023 CarOffer Transaction.

As of December 31, 2023, there were no Subject Units available for issuance under the Vesting Agreement.

The 2021 CO Plan provides for an incentive equity grant structure whereby 2021 Incentive Units will be granted to CIE and 2021 CO Plan grantees will receive an associated CIE Interest, with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. The 2021 CO Plan authorized up to an aggregate of 228,571 2021 Incentive Units for such issuances.

As of December 31, 2023, there were no 2021 Incentive Units available for issuance under the 2021 CO Plan.

All CO Incentive Units and Subject Units were accelerated and redeemed in connection with the 2023 CarOffer Transaction. As a result, there were no CO Incentive Units, Subject Units or 2021 Incentive Units as of December 31, 2023.

Stock Options

During the year ended December 31, 2023, stock option activity is as follows:

	Common Stock	Weighted- Average Exercise Price for Equity	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2022	826,609	$25.22	6.2	$3,172
Granted	—	—
Exercised	(15,834)	4.69		229
Forfeited or Expired	(34,681)	35.61
Outstanding, December 31, 2023	776,094	$25.17	5.3	$5,442
Exercisable as of December 31, 2023	590,401	$21.83	4.7	$5,442
(1)
As of December 31, 2023 and 2022, the aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of common stock on December 31, 2023 and 2022, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

During the year ended December 31, 2022, there were 30,266 options granted. During the year ended December 31, 2021, there were 619,618 options granted.

During the years ended December 31, 2022 and 2021, the aggregate intrinsic value for options exercised was $3,774 and $6,027, respectively.

As of December 31, 2023, there was $2,623 unrecognized stock‑based compensation expense related to unvested stock options that is expected to be recognized over a weighted‑average period of 1.3 years.

Restricted Stock Units

During the year ended December 31, 2023, RSU activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested outstanding, December 31, 2022	4,484,291	$29.36	$62,825
Granted	4,133,865	17.47
Vested	(2,440,510)	26.83
Forfeited	(489,935)	24.30
Unvested outstanding, December 31, 2023	5,687,711	$22.02	$137,415

During the years ended December 31, 2022 and 2021, the weighted-average grant-date fair value of RSUs granted was $28.94 and $33.83 per share, respectively.

During the years ended December 31, 2022 and 2021, RSUs that vested and settled totaled 1,649,294 and 1,575,206, respectively.

During the years ended December 31, 2022 and 2021, the total fair value of RSUs vested was $55,136 and $52,423, respectively.

As of December 31, 2023, there was $108,714 of unrecognized stock‑based compensation expense related to unvested RSUs that is expected to be recognized over a weighted‑average period of 2.5 years.

Stock-based Compensation Expense

For the year ended December 31, 2023, 2022, and 2021, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Company’s consolidated income statements is as follows:

	Year Ended December 31,
	2023	2022	2021
Options	$2,386	$2,553	$2,471
Restricted Stock Units	55,527	52,224	52,916
CO Incentive Units and Subject Units	26,552	(21,095)	22,323
Noncontrolling Interest Units	28,991	—	—
Total	$113,456	$33,682	$77,710

CO Incentive Units and Subject Units stock-based compensation expense increased $47,647, primarily due to the redemption of the units in connection with the 2023 CarOffer Transaction. See Note 4 of these consolidated financial statements for additional information. Additionally, this increase was due in part to the prior-year revaluation of these liability-based awards which brought the value down to zero, thus resulting in negative expense for the year ended December 31, 2022.

Noncontrolling Interest Units, which were employee-owned, increased $28,991 for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the redemption of the Noncontrolling Interest Units in connection with the completion of the 2023 CarOffer Transaction.

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$2,370	$475	$417
Sales and marketing expense	13,710	7,733	12,801
Product, technology, and development expense	25,934	20,266	22,289
General and administrative expense	71,442	5,208	42,203
Total	$113,456	$33,682	$77,710

For the years ended December 31, 2023, 2022, and 2021, stock-based compensation expense excluded $5,472, $4,468, and $3,247, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

For the years ended December 31, 2023, 2022, and 2021, the income tax benefit from stock-based compensation expense, recognized through the Company's deferred tax asset in the consolidated balance sheets was $5,353, $5,441, and $5,301, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Company withheld 840,995, 566,267, and 527,237 shares of Class A common stock, respectively, to satisfy employee tax withholding requirements for net share settlements of RSUs. The shares withheld return to the authorized, but unissued pool under the 2017 Plan and can be reissued by the Company. For the years ended December 31, 2023, 2022, and 2021, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs, were $15,729, $16,025, and $15,388, respectively, and are reflected as a financing activity in the consolidated statements of cash flows.

For the year ended December 31, 2023, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $15,729, of which $15,597 was paid and reflected as a financing activity in the consolidated statements of cash flows. For the year ended December 31, 2022, total payments to satisfy employee tax withholding requirements for net share settlements of RSUs were $16,025, of which $16,022 was paid and reflected as a financing activity in the consolidated statements of cash flows.

2023 CarOffer Transaction

In connection with the 2023 CarOffer Transaction, the Company redeemed all remaining CO Incentive Units, Subject Units, and Noncontrolling Interest Units.

Certain of the Noncontrolling Interest Units were employee owned. The Company paid $28,991 for these units and accounted for this portion of the 2023 CarOffer Transaction as stock-based compensation in its consolidated income statements. For all other Noncontrolling Interest Units, the Company reduced the remaining redeemable noncontrolling interest on its consolidated balance sheets to zero and recorded excess cash paid to these unit holders as a deemed dividend of $5,838.

As part of the 2023 CarOffer Transaction, Subject Units and CO Incentive Units were modified such that any remaining unvested units received accelerated vesting. As part of the 2023 CarOffer Transaction, the Company purchased all outstanding Subject Units and CO Incentive Units and recognized approximately $20,655 of stock-based compensation in its consolidated income statements.

Common Stock Reserved for Future Issuance

As of December 31, 2023, the Company had reserved the following shares of Class A common stock for future issuance:

Common stock options outstanding	776,094
Unvested restricted stock units outstanding	5,687,711
Shares available for issuance under the 2017 Plan	6,236,628
Total shares of authorized common stock reserved for future issuance	12,700,433

Common Stock Share Repurchases

On November 7, 2023, the Company announced that the Board authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The 2024 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2024 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

On December 8, 2022, the Company announced that the Board authorized a share repurchase program (the “2022 Share Repurchase Program”) pursuant to which the Company could, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2022 Share Repurchase Program expired on December 31, 2023. The 2022 Share Repurchase Program did not obligate the Company to repurchase any minimum dollar amount or number of shares. All repurchased shares under the 2022 Share Repurchase Program were retired. The Company funded share repurchases under the 2022 Share Repurchase Program through cash on hand and cash generated from operations.

During the year ended December 31, 2023, the Company repurchased and retired 11,076,755 shares for $204,127, exclusive of commissions and excise tax, at an average cost of $18.43 per share, under the 2022 Share Repurchase Program. As of December 31, 2023, the 2022 Share Repurchase Program expired.

12. Earnings Per Share

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

During the years ended December 31, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock. During the year ended 2021, holders of Class B common stock converted 3,077,327 shares of Class B common stock to Class A common stock.

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

Diluted net income (loss) per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, and (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. For previous periods, the if-converted method was used to calculate the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CarOffer noncontrolling interest and CO Incentive and Subject Units, that would have been issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the years ended December 31, 2023, 2022, and 2021, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Consolidated net income	$22,053	$78,954	$110,373
Net loss attributable to redeemable noncontrolling interest	(14,889)	(5,433)	1,129
Deemed dividend on redemption of noncontrolling interest	5,838	—	—
Accretion of redeemable noncontrolling interest to redemption value	—	(109,398)	109,398
Net income (loss) attributable to common stockholders — basic	$31,104	$193,785	$(154)
Net loss attributable to redeemable noncontrolling interest	(14,889)	(5,433)	—
Deemed dividend on redemption of noncontrolling interest	5,838	—	—
Accretion of redeemable noncontrolling interest to redemption value	—	(109,398)	—
Net income (loss) attributable to common stockholders — diluted	$22,053	$78,954	$(154)
Denominator:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	113,240,139	118,474,991	117,142,062
Dilutive effect of share equivalents resulting from stock options	225,691	275,330	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	723,004	366,258	—
Dilutive effect of share equivalents resulting from CO Incentive units, Subject Units, and noncontrolling interest	—	9,034,395	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	114,188,834	128,150,974	117,142,062
Net income (loss) per share attributable to common stockholders:
Basic	$0.27	$1.64	$(0.00)
Diluted	$0.19	$0.62	$(0.00)

For the years ended December 31, 2023, 2022, and 2021, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted‑average shares outstanding as their effect would have been anti‑dilutive are as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options outstanding	551,196	587,494	617,504
Restricted stock units outstanding	2,333,489	2,634,463	2,867,330
CO Incentive Units, Subject Units and noncontrolling interest	—	—	1,509,750

For the year ended December 31, 2021, shares of Class A common stock potentially issuable under market-based performance awards of approximately 14,682 RSUs were excluded from the calculation of weighted average shares used to compute Diluted EPS as the market-based vesting conditions had not been achieved as of the reporting period end date and as such there were zero contingently issuable shares. As a result of the 2023 CarOffer Transaction, there were no contingently issuable shares as of December 31, 2023. For the year ended December 31, 2022, there was no effect of potentially dilutive shares as the numerator was negative. Additionally, during the year ended December 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company's other RSU awards. As a result, there are no market-based RSUs outstanding as of December 31, 2023 or 2022.

13. Income Taxes

For the years ended December 31, 2023, 2022, and 2021, the domestic and foreign components of income before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$50,632	$110,213	$148,037
Foreign	1,055	1,149	1,323
Income before income taxes	$51,687	$111,362	$149,360

For the years ended December 31, 2023, 2022, and 2021, the components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$52,352	$43,207	$22,133
State	14,614	11,140	10,438
Foreign	532	175	253
	67,498	54,522	32,824
Deferred (benefit) provision:
Federal	(37,583)	(20,278)	5,698
State	(272)	(1,789)	669
Foreign	(9)	(47)	(204)
	(37,864)	(22,114)	6,163
Income tax provision	$29,634	$32,408	$38,987

For the year ended December 31, 2023, 2022, and 2021, the components of the effective tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	22.1	7.7	7.5
Nondeductible expenses	1.4	0.5	0.3
Stock compensation	7.3	2.8	0.3
Foreign rate differential	(0.1)	(0.1)	(0.2)
Federal and state credits	(9.5)	(4.7)	(2.6)
Disallowed officer compensation	0.4	0.8	1.0
Investment in partnership	4.7	1.0	(0.3)
Federal, state, and foreign provision to return differences	(1.4)	(0.8)	(0.7)
Uncertain tax provision	0.4	0.5	—
CarOffer and AutoList M&A	2.9	—	—
Other	0.0	(0.0)	(0.2)
Consolidated effective tax rate	49.2%	28.7%	26.1%
Effective tax rate attributable to redeemable noncontrolling interest	(4.7)	(1.0)	0.2
Effective tax rate attributable to CarGurus, Inc.	44.5%	27.7%	26.3%

For the year ended December 31, 2023, the effective tax rate attributable to CarGurus, Inc. was 44.5%, which is greater than the statutory tax rate of 21%, principally due to state and local income taxes inclusive of the impact from the recently passed Massachusetts apportionment tax rule, shortfalls on the taxable compensation of share-based awards, the Section 162(m) excess officer compensation limitation, and tax impact associated with the 2023 CarOffer Transaction, partially offset by federal and state research and development tax credits.

For the year ended December 31, 2022, the effective tax rate attributable to CarGurus, Inc. was 27.7%, which is greater than the U.S. federal statutory rate primarily due to state and local income taxes, the exclusion of loss from investment in partnership, shortfalls on the taxable compensation of share-based awards, and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

For the year ended December 31, 2021, the effective tax rate attributable to CarGurus, Inc. was 26.3%, which is greater than the U.S. federal statutory rate primarily due to state and local income taxes, shortfalls on the taxable compensation of share-based awards, and the Section 162(m) excess officer compensation limitation, which became applicable in May 2021 upon the expiration of the transition period permitted following the IPO, partially offset by federal and state research and development tax credits.

As of December 31, 2023 and 2022, the approximate income tax effect of each type of temporary difference and carryforward is as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$304	$461
Credit carryforwards	928	928
Stock-based compensation	5,353	5,441
Lease liability	47,907	13,557
Investment in partnership	—	8,325
Accruals and reserves	4,642	3,770
Intangible assets	20,294	—
Capitalized research and development	45,468	25,342
	124,896	57,824
Valuation Allowance	(305)	(258)
	124,591	57,566
Deferred tax liabilities:
Prepaid expenses	(2,459)	(2,466)
Deferred commissions	(5,531)	(4,200)
Right of use assets	(42,531)	(11,237)
Intangible assets	—	(733)
Capital lease	(72)	—
Property and equipment	(700)	(3,496)
	(51,293)	(22,132)
Net deferred tax assets	$73,298	$35,434

As of December 31, 2023 and 2022, valuation allowances were immaterial. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, with the exception of the deferred tax asset related to intangible assets in Ireland. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $47 and $29, respectively.

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $277 and $3,442, respectively. The federal NOL carryforward, subject to an annual limitation of 80% of taxable income, does not expire. The state NOL carryforwards expire at various dates through 2040. As of December 31, 2023, the Company had federal and state tax credit carryforwards of $673 and $322, respectively, available to reduce future tax liabilities. The federal tax credit carryforward expires in 2040. The state tax credit carryforwards indefinitely as it is related to California. Utilization of the NOL and tax credit carryforwards, respectively, may be subject to an annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL or tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period.

As of December 31, 2023 and 2022, changes in the gross uncertain tax position (excluding interest and penalties) are as follows:

	As of December 31,
	2023	2022
Unrecognized tax benefits at beginning of year	$598	$—
Increase related to current year tax provision	178	198
Increase related to prior year tax provision	36	400
Unrecognized tax benefits at end of year	$812	$598

For the year ended December 31, 2023, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $812, which would favorably affect the Company's effective tax rate, if recognized. For the year ended December 31, 2022, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $598, which would favorably affect the Company's effective tax rate, if recognized.

The Company permanently reinvests the earnings, if any, of its foreign subsidiaries and, therefore, does not provide for U.S. income taxes that could result from the distribution of those earnings to the Company. As of December 31, 2023 and December 31, 2022, the amount of unrecognized deferred U.S. taxes on these earnings was immaterial.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years of 2019 and prior as a result of applicable statute of limitations of the Internal Revenue Service and a majority of applicable state jurisdictions. The Company is currently not subject to examination in its foreign jurisdictions for tax years 2017 and prior.
14. Segment and Geographic Information

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

The U.S. Marketplace segment derives revenue from marketplace services from customers within the U.S. The Digital Wholesale segment derives revenue from Dealer-to-Dealer and IMCO services and products which are sold on the CarOffer platform. The Company also has two operating segments which are individually immaterial and therefore aggregated into the Other category to reconcile reportable segments to the consolidated income statements. The Other category derives revenue from marketplace services from customers outside of the U.S.

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the year ended December 31, 2022, Digital Wholesale segment income (loss) from operations did not reflect certain Dealer-to-Dealer and IMCO-related capitalized website development amortization incurred by the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale segment income (loss) from operations to reflect certain Dealer-to-Dealer and IMCO-related capitalized website development amortization incurred by the U.S. Marketplace segment and accordingly updated Digital Wholesale segment income (loss) from operations for the twelve months ended December 31, 2022, for comparative purposes. Digital Wholesale segment income (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the years December 31, 2023, 2022, and 2021, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Year Ended December 31,
	2023	2022	2021
Segment Revenue
U.S. Marketplace	$647,284	$614,136	$594,602
Digital Wholesale	216,005	996,264	314,431
Other	50,953	44,635	42,340
Total	$914,242	$1,655,035	$951,373

	Year Ended December 31,
	2023	2022 (1)	2021 (1)
Segment Income (Loss) from Operations:
U.S. Marketplace	$127,724	$128,455	$152,006
Digital Wholesale	(96,383)	(11,834)	6,526
Other	1,286	(8,143)	(10,264)
Total	$32,627	$108,478	$148,268
(1)
As of December 31, 2022 and 2021, Digital Wholesale segment loss (income) did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development expense from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale Depreciation and Amortization to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization expense from the U.S. Marketplace segment and accordingly updated Digital Wholesale Depreciation as of December 31, 2022 and 2021 for comparative purposes.

	Year Ended December 31,
	2023	2022 (1)	2021 (1)
Segment Depreciation and Amortization:
U.S. Marketplace	$11,561	$11,554	$10,648
Digital Wholesale	36,265	33,350	29,059
Other	648	430	769
Total	$48,474	$45,334	$40,476
(1)
As of December 31, 2022, Digital Wholesale Depreciation and Amortization did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development expense from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale Depreciation and Amortization to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization expense from the U.S. Marketplace segment and accordingly updated Digital Wholesale Depreciation as of December 31, 2022 and 2021 for comparative purposes.

For the years December 31, 2023, 2022, and 2021, a reconciliation between total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
Total segment income from operations	$32,627	$108,478	$148,268
Other income, net	19,060	2,884	1,092
Consolidated income before income taxes	$51,687	$111,362	$149,360

As of December 31, 2023, 2022, and 2021, segment assets are as follows:

	Year Ended December 31,
	2023	2022(1)	2021(1)
Segment Assets:
U.S. Marketplace	$607,307	$525,103	$449,230
Digital Wholesale	258,458	358,289	446,823
Other	53,162	43,710	35,521
Total	$918,927	$927,102	$931,574
(1)
As of December 31, 2022, Digital Wholesale assets did not reflect certain Dealer-to-Dealer and IMCO related capitalized website development assets from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale assets to reflect certain Dealer-to-Dealer and IMCO related capitalized website development amortization assets from the U.S. Marketplace segment and accordingly updated Digital Wholesale assets as of December 31, 2022 and 2021 for comparative purposes.

For the years ended December 31, 2023, 2022, and 2021, revenue by geographical region is as follows:

	Year Ended December 31,
	2023	2022	2021
Revenue by Geographic Region:
United States	$863,289	$1,610,400	$909,033
International	50,953	44,635	42,340
Total	$914,242	$1,655,035	$951,373

As of December 31, 2023, 2022, and 2021, long-lived assets outside of the U.S. were immaterial.

15. Employee Benefit Plans

The Company maintains a defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. For the year ended December 31, 2023 and 2022, the Company updated its matching policy, under which the Company matches 50% of an employee’s annual contributions to the 401(k) plan, up to a maximum of 8% of the employee’s base salary, bonus, and commissions paid during the year. For the year ended December 31, 2021, the Company matched 50% of an employee’s annual contributions to the 401(k) plan, up to a maximum of the lesser of (i) 6% of the employee’s base salary, bonus, and commissions paid during the year or (ii) $5,000. Matching contributions are subject to vesting based on the employee’s start date and length of service. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan.

The Company's subsidiary, CarOffer, maintains its own defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. For the year ended December 31, 2023 and 2022, CarOffer matched 50% of a CarOffer employee’s annual contributions to the 401(k) plan, up to a maximum of the lesser of (i) 6% of the CarOffer employee’s base salary, bonus, and commissions paid during the year or (ii) $5,000. Matching contributions are subject to vesting based on the CarOffer employee’s start date and length of service. CarOffer employees can designate the investment of their 401(k) accounts into several mutual funds. For the year ended December 31, 2021, CarOffer did not have a defined contribution savings plan.

For the years ended December 31, 2023, 2022, and 2021, total employer contributions to the 401(k) plan were $6,575, $5,498, and $2,960, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, management identified a material weakness in our internal control over financial reporting. As a result of the material weakness, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding this material weakness noted above, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013).

Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, we have remediated the prior year design deficiencies in the controls identified at CarOffer associated with (i) management review and performance of control procedures, (ii) proper authorization of certain transactions, and (iii) logical access and change management of information technology, or IT, general controls, or IT General Controls; however, the operational deficiencies from the prior year related to the operation of IT General Controls around program change and logical access in certain IT systems remain unremediated. Therefore, we were not able to have consistent, effective operation of manual controls that rely on data produced by and maintained within these affected IT systems. As a result, we did not have effective operation of internal controls over financial reporting to address the risks of material misstatement of various financial statement accounts at December 31, 2023. Management has determined that the impact of the 2022 deficiencies that remained unremediated in 2023 continued to aggregate into a material weakness at December 31, 2023.

This material weakness did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial statements. Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with GAAP.

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of December 31, 2022, and with the oversight of the Audit Committee of our Board of Directors, we commenced remediation efforts to address the material weaknesses and enhance our control environment, including our internal control over financial reporting. We have hired additional personnel and third-party consultants with appropriate knowledge, experience, and/or training commensurate with our technical accounting and financial reporting requirements; however, the material weakness described above continues to exist at December 31, 2023. As a result, we expect to continue remediation efforts during 2024. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness described above will continue to exist. Our ongoing remediation efforts are focused on continued employee training related to internal control over financial reporting and confirming sustained operation of effectively designed control activities, including IT General controls.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under “Remediation Plan,” including the on-going remediation efforts described, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CarGurus, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, CarGurus, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Deficiencies over IT general controls over certain information technology systems at the CarOffer subsidiary resulted in the inability to have consistent, effective operation of manual business controls that rely on data produced by and maintained within these affected information technology systems, which in the aggregate constitute a material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 26, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2024

Item 9B. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the three months ended December 31, 2023, each of the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number/Dollar Value of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Andrea Eldridge, Chief People Officer	November 15, 2023	37,716 shares to be sold	November 29, 2024

Matthew Quinn, Chief Technology Officer	December 5, 2023	$45,000 in shares to be sold	December 31, 2024

Dafna Sarnoff, Chief Marketing Officer	December 15, 2023	73,817 shares to be sold(2)	March 31, 2025

Samuel Zales, President and Chief Operating Officer	November 22, 2023	421,220 shares to be sold(2)(3)	January 31, 2025

Javier Zamora, General Counsel and Corporate Secretary	November 10, 2023	25,778 shares to be sold(2)	March 1, 2024

______________________

(1) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.

(2) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to such officer’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

(3) The Rule 10b5-1 trading arrangement is intended to permit Mr. Zales to exercise and sell expiring stock options, subject to certain price limits.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report. The remainder of the information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements

The financial statements of CarGurus, Inc. are included in Item 8 of this Annual Report.

(2) Financial Statement Schedules

All financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements and related notes.

(3) Index to Exhibits

The documents listed in the Exhibit Index immediately preceding the signature page of this Annual Report are incorporated by reference or are filed or furnished with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
2.1	Membership Interest Purchase Agreement dated as of December 9, 2020, as amended, by and among the Registrant, CarOffer, LLC, CarOffer Investors Holding, LLC (“TopCo”), the Members of TopCo and Bruce T. Thompson.	10-K	001-38233	February 12, 2021	2.1
2.2	Membership Interest Purchase Agreement, dated November 6, 2023, by and among CarGurus, Inc., CarOffer, LLC, CarOffer Investors Holding, LLC, CarOffer MidCo, LLC, each of the persons set forth on Schedule 1.1(a) thereto, and Bruce T. Thompson.*	8-K	001-38233	November 7, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-38233	August 4, 2023	3.1
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-220495	September 29, 2017	4.1
4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.					X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1	333-220495	September 15, 2017	10.1
10.2#	Amended and Restated 2006 Equity Incentive Plan.	S-1	333-220495	September 15, 2017	10.2
10.3#	Amended and Restated 2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220495	September 29, 2017	10.3
10.4#	Omnibus Incentive Compensation Plan and forms of agreements thereunder.	10-K	001-38233	February 12, 2021	10.4
10.4.1#	Form of Executive Nonqualified Stock Option Grant Agreement.	10-K	001-38233	February 12, 2021	10.4.1
10.4.2#	Form of Executive Time-Based Restricted Stock Unit Agreement.	10-Q	001-38233	May 3, 2018	10.3
10.4.3#	Form of Executive Performance-Based Restricted Stock Unit Agreement.	10-K	001-38233	February 12, 2021	10.4.3
10.4.4#	Form of Amendment to Performance Restricted Stock Unit Agreement.	10-K	001-38233	February 25, 2022	10.31
10.4.5#	Form of Non-Employee Director Restricted Stock Unit Agreement.	8-K	001-38233	March 26, 2018	10.1
10.5#	CarGurus, Inc. Annual Incentive Plan.	8-K/A	001-38233	April 6, 2018	10.1
10.6#	Offer Letter, dated March 17, 2006, by and between the Registrant and Langley Steinert.	S-1	333-220495	September 15, 2017	10.5
10.7#	Offer Letter, dated August 10, 2015, by and between the Registrant and Jason Trevisan.	S-1	333-220495	September 15, 2017	10.6
10.8#	Offer Letter, dated October 24, 2014, by and between the Registrant and Samuel Zales.	S-1	333-220495	September 15, 2017	10.7
10.9#	Offer Letter, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.1

10.10#	Relocation Repayment Agreement, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.2
10.11#	Offer Letter, dated January 17, 2020, by and between the Registrant and Andrea Eldridge.	10-Q	001-38233	May 9, 2022	10.2
10.12#	Offer Letter, dated November 15, 2021, by and between the Registrant and Dafna Sarnoff.	10-Q	001-38233	May 9, 2022	10.3
10.13#	Offer Letter, dated December 1, 2021, by and between the Registrant and Matthew Quinn.	10-Q	001-38233	May 9, 2023	10.1
10.14#	Offer Letter, dated November 18, 2016, by and between the Registrant and Thomas Caputo.	10-K	001-38233	February 28, 2019	10.8
10.15#	Separation Agreement, dated May 30, 2023, between the Registrant and Thomas Caputo.	10-Q	001-38233	August 9, 2023	10.1
10.16#	Offer Letter, dated December 4, 2015, by and between the Registrant and Scot Fredo.	10-K	001-38233	February 12, 2021	10.10
10.17	Lease, dated as of October 8, 2014, by and between the Registrant and BCSP Cambridge Two Property LLC.	S-1	333-220495	September 15, 2017	10.8
10.18	First Amendment to Lease, dated as of October 27, 2015, between BCSP Cambridge Two Property LLC and the Registrant.	10-Q	001-38233	November 5, 2020	10.2
10.19	Second Amendment to Lease, dated as of September 28, 2020, between Two Canal Park Massachusetts, LLC, as successor-in-interest to BCSP Cambridge Two Property LLC, and the Registrant.	10-Q	001-38233	November 5, 2020	10.3
10.20	Office Lease Agreement, dated as of March 11, 2016, by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.9
10.21	First Amendment to Lease, dated as of July 30, 2016 by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.10
10.22	Second Amendment to Lease, dated as of August 30, 2019 by and between 55 Cambridge Parkway, LLC and the Registrant.	10-Q	001-38233	November 5, 2019	10.1
10.23	Third Amendment to Lease, dated as of July 1, 2020, between 55 Cambridge Parkway, LLC and the Registrant.	10-Q	001-38233	November 5, 2020	10.1
10.24	Lease Agreement, dated as of June 19, 2018, by and between US Parcel A, LLC and the Registrant.	8-K	001-38233	June 20, 2018	10.1
10.25	Indenture of Lease between S&A P-12 Property LLC and the Registrant, dated as of December 19, 2019.	8-K	001-38233	December 20, 2019	10.1
10.26	First Amendment to Lease between S&A P-12 Property LLC and the Registrant, dated as of June 12, 2020.	10-Q	001-38233	August 6, 2020	10.3
10.27	Sublease, dated October 6, 2021, by and between the Registrant and HubSpot, Inc.	10-K	001-38233	February 25, 2022	10.29
10.28	First Amendment to Sublease, dated July 31, 2022, by and between the Registrant and HubSpot, Inc.	10-Q	001-38233	November 8, 2022	10.2
10.29	Sublease, dated December 23, 2021, by and between the Registrant and Amylyx Pharmaceuticals, Inc.	10-K	001-38233	February 25, 2022	10.30

10.30	First Amendment to Sublease, dated March 23, 2022, by and between the Registrant and Amylyx Pharmaceuticals, Inc.	10-Q	001-38233	May 9, 2022	10.1
10.31	Office Lease Agreement, dated April 28, 2022, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.*					X
10.32	First Amendment to Office Lease Agreement, dated November 1, 2023, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.					X
10.33	Third Amended and Restated Limited Liability Company Agreement, dated November 23, 2021, by and among the Registrant, TopCo, the Members of TopCo, and CarOffer MidCo, LLC.	10-K	001-38233	February 25, 2022	10.27
10.34	Corrective Amendment, dated May 6, 2022, to Third Amended and Restated Limited Liability Company Agreement of CarOffer, LLC, dated November 23, 2021, by and among the Registrant, CarOffer, LLC, TopCo, and CarOffer Midco, LLC	10-Q	001-38233	May 9, 2022	10.5
10.35	Credit Agreement, dated September 26, 2022, by and among the Registrant, as borrower, PNC Bank, National Association, as administrative agent, collateral agent and an L/C Issuer, and the other lenders, L/C Issuers and other parties party thereto*	8-K	001-38233	September 29, 2022	10.1
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	CarGurus, Inc. Compensation Clawback Policy.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.	X

# Indicates a management contract or compensatory plan.

* The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally a copy of any omitted schedule to the staff of the SEC upon request.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarGurus, Inc.

Date: February 26, 2024	By:	/s/ Jason Trevisan
Jason Trevisan Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Jason Trevisan and Elisa Palazzo, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Trevisan	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
Jason Trevisan

/s/ Elisa Palazzo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2024
Elisa Palazzo

/s/ Langley Steinert	Executive Chair and Chair of the Board of Directors	February 26, 2024
Langley Steinert
/s/ Steven Conine	Director	February 26, 2024
Steven Conine

/s/ Manik Gupta	Director	February 26, 2024
Manik Gupta

/s/ Lori Hickok	Director	February 26, 2024
Lori Hickok

/s/ Stephen Kaufer	Director	February 26, 2024
Stephen Kaufer

/s/ Greg Schwartz	Director	February 26, 2024
Greg Schwartz