Form 10-Q
period 2024-03-31
CarGurus, Inc.
filed 2024-05-09
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 88,193,268 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report include statements about:

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
•
our evolution to becoming a transaction-enabled platform where consumers can shop, buy, seek financing, and sell their cars and dealers can predict, source, market, and sell their cars;
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
•
our belief that our Geo Expansion offering promotes participating dealers’ delivery capabilities and increases non-local vehicle detail page views;
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

•
our expectations regarding our expenses generally, including our general and administrative, our product, technology, and development, and our sales and marketing expenses;
•
domestic and global economic conditions affecting us or our customers;
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

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors that are described in this Quarterly Report. We have included important risk factors in the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission, or SEC, on February 26, 2024, or Annual Report, particularly in the section “Risk Factors” in Part I, Item 1A, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward‑looking statement made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® is a registered trademark of CarGurus, Inc., and CarOffer® is a registered trademark of CarOffer, LLC. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$246,342	$291,363
Short-term investments	—	20,724
Accounts receivable, net of allowance for doubtful accounts of $610 and $610, respectively	44,298	39,963
Inventory	391	331
Prepaid expenses, prepaid income taxes and other current assets	18,893	25,152
Deferred contract costs	11,106	11,095
Restricted cash	2,786	2,563
Total current assets	323,816	391,191
Property and equipment, net	108,143	83,370
Intangible assets, net	21,131	23,056
Goodwill	157,566	157,898
Operating lease right-of-use assets	153,711	169,682
Deferred tax assets	82,392	73,356
Deferred contract costs, net of current portion	13,015	12,998
Other non-current assets	11,029	7,376
Total assets	$870,803	$918,927
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$46,471	$47,854
Accrued expenses, accrued income taxes and other current liabilities	38,353	33,718
Deferred revenue	21,432	21,322
Operating lease liabilities	10,063	12,284
Total current liabilities	116,319	115,178
Operating lease liabilities	181,052	182,106
Deferred tax liabilities	42	58
Other non–current liabilities	5,028	4,733
Total liabilities	302,441	302,075
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 89,075,845 and 92,175,243 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	89	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	194,309	263,498
Retained earnings	375,448	354,147
Accumulated other comprehensive loss	(1,500)	(901)
Total stockholders’ equity	568,362	616,852
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$870,803	$918,927

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Marketplace	$187,219	$167,127
Wholesale	16,125	25,186
Product	12,452	39,650
Total revenue	215,796	231,963
Cost of revenue (1)
Marketplace	14,385	15,533
Wholesale	14,224	22,068
Product	12,226	39,382
Total cost of revenue	40,835	76,983
Gross profit	174,961	154,980
Operating expenses:
Sales and marketing	82,274	75,577
Product, technology, and development	35,545	36,607
General and administrative	28,066	24,919
Depreciation and amortization	2,792	3,818
Total operating expenses	148,677	140,921
Income from operations	26,284	14,059
Other income, net:
Interest income	3,906	3,743
Other (expense) income, net	(505)	595
Total other income, net	3,401	4,338
Income before income taxes	29,685	18,397
Provision for income taxes	8,384	6,531
Consolidated net income	21,301	11,866
Net loss attributable to redeemable noncontrolling interest	—	(4,266)
Net income attributable to common stockholders	$21,301	$16,132
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.20	$0.14
Diluted	$0.20	$0.10
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	107,174,812	115,358,475
Diluted	108,632,159	115,915,737
(1)
Includes depreciation and amortization expense for the three months ended March 31, 2024 and 2023 of $4,689 and $7,758, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2024	2023
Consolidated net income	$21,301	$11,866
Other comprehensive income:
Foreign currency translation adjustment	(599)	415
Consolidated comprehensive income	20,702	12,281
Comprehensive loss attributable to redeemable noncontrolling interests	—	(4,266)
Comprehensive income attributable to common stockholders	$20,702	$16,547

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2023	$—	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	—	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	—	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	—	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	$—	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362

Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	$734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Consolidated net income	$21,301	$11,866
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,481	11,576
Gain on sale of property and equipment	—	(460)
Currency loss (gain) on foreign denominated transactions	384	(198)
Deferred taxes	(9,052)	(11,921)
Provision (Recoveries) for doubtful accounts	290	(300)
Stock-based compensation expense	15,822	14,904
Amortization of deferred financing costs	129	129
Amortization of deferred contract costs	3,258	2,737
Impairment of long-lived assets	—	175
Changes in operating assets and liabilities:
Accounts receivable	(4,182)	6,858
Inventory	(319)	3,645
Prepaid expenses, prepaid income taxes, and other assets	5,974	4,652
Deferred contract costs	(3,326)	(5,138)
Accounts payable	707	10,268
Accrued expenses, accrued income taxes, and other liabilities	681	4,542
Deferred revenue	120	8,557
Lease obligations	12,696	4,453
Net cash provided by operating activities	51,964	66,345
Investing Activities
Purchases of property and equipment	(28,665)	(2,398)
Capitalization of website development costs	(5,465)	(3,489)
Purchases of short-term investments	(494)	—
Sale of short-term investments	21,218	—
Advance payments to customers, net of collections	259	—
Net cash used in investing activities	(13,147)	(5,887)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	11	19
Payment of withholding taxes on net share settlements of restricted stock units	(5,115)	(2,066)
Repurchases of common stock	(77,442)	(69,024)
Payment of finance lease obligations	(18)	(17)
Payment of tax distributions to redeemable noncontrolling interest holders	—	(28)
Change in gross advance payments received from third-party transaction processor	(474)	(2,122)
Net cash used in financing activities	(83,038)	(73,238)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(577)	329
Net decrease in cash, cash equivalents, and restricted cash	(44,798)	(12,451)
Cash, cash equivalents, and restricted cash at beginning of period	293,926	484,132
Cash, cash equivalents, and restricted cash at end of period	$249,128	$471,681
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,132	$2,410
Cash paid for operating lease liabilities	$4,788	$4,129
Cash paid for interest	$143	$144
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$16,329	$1,822
Receivable from sale of property and equipment	$—	$460
Unpaid withholding taxes on net share settlement of restricted stock units	$119	$3,590
Unpaid repurchases of common stock	$3,658	$456
Unpaid excise tax on repurchases of common stock	$2,239	$574
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$1,827	$1,145
Obtaining a right-of-use asset in exchange for an operating lease liability	$(3,536)	$144,556
Accrued tax distributions to redeemable noncontrolling interest holders	$—	$(4)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the "Company") is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC ("CarOffer") online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in-person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

The Company operates principally in the United States (the "U.S."). In the U.S. it also operates as independent brands the Autolist online marketplace and the CarOffer online wholesale platform. In addition to the U.S., the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom (the "U.K."). In the U.K. it also operates as an independent brand the PistonHeads online marketplace.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 12 of the Unaudited Condensed Consolidated Financial Statements (as defined below) for further segment reporting and geographic information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited (the “Unaudited Condensed Consolidated Financial Statements”). The Unaudited Condensed Consolidated Financial Statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board (“FASB”).

The Unaudited Condensed Consolidated Financial Statements have also been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial statements for interim periods. These interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024 (the “Annual Report”).

While the Company disclosed unpaid excise tax on repurchases of common stock within unpaid repurchases of common stock in the Unaudited Condensed Consolidated Statements of Cash Flows in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2023 present unpaid excise tax on repurchases of common stock separately from unpaid repurchases of common stock to conform to the current year presentation.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the Unaudited Condensed Consolidated Financial Statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software, and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of liability-classified compensation awards. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity. For the three months ended March 31, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest and the valuation of liability-classified compensation awards.

Although no impairment was identified during the annual impairment test as of October 1, 2023, the excess of the fair value over the carrying value declined for the CarOffer reporting unit in the Digital Wholesale segment. If projected future operating results further decline, including as a result of economic conditions or operational challenges, the Company may need to record an impairment charge to reduce its goodwill at CarOffer, which could be material and negatively affect the Company's operations. During the three months ended March 31, 2024, the Company did not identify any triggering events that would require an interim impairment assessment.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, trade accounts receivable, and other receivables.

The Company maintains its cash and cash equivalents principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers.

The Company has had no material losses related to marketplace receivables as it was dispersed across a large number of customers. The Company has had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company's third-party transaction processor and titles are held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s accounts receivable and other receivables.

As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of net accounts receivable and other receivables. All of accounts receivable was dispersed among more than 1,000 customers. Therefore, there is no significant credit risk with respect to accounts receivable because credit risk is dispersed due to the large number of customers.

For the three months ended March 31, 2024 and 2023, no customer accounted for more than 10% of total revenue.

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

The Company offsets trade accounts receivables in transit, net of payables due, from the third-party transaction processor with payments received in advance from the third-party transaction processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party transaction processor for funds the third-party transaction processor has collected from buying dealers and has not yet remitted to the Company (i.e., receivables in transit, net of payables due), as well as amounts paid by the third-party transaction processor to the Company in advance of collecting payments from buying dealers (i.e., payments received in advance). Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party transaction processor which is recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets, or the Company can have a net liability which is recognized within accrued expenses, accrued income taxes, and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets if the advance payments exceed the receivable position from the third-party transaction processor as of the balance sheet date. The change in payments received in advance from the third-party transaction processor is presented as cash flows from financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

As of March 31, 2024, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $3,916, offset by payments received in advance of $1,541, which resulted in a net receivable of $2,375 recognized within accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,868, offset by payments received in advance of $2,015, which resulted in a net receivable of $853 recognized within accounts receivable, net in the consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, $10,401 and $9,581, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2024, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

In October 2023 the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 modifies the disclosure and presentation requirements for a variety of topics in the ASC. The Company is currently evaluating the impact of ASU 2023-06 on its future consolidated financial statements and related disclosures.

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Marketplace	$187,219	$167,127
Dealer-to-Dealer	18,499	28,705
Sell My Car - Instant Max Cash Offer	10,078	36,131
Total	$215,796	$231,963

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Sell My Car - Instant Max Cash Offer ("IMCO") services and products as disclosed above.

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

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments as disclosed in Note 12 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions as disclosed in Note 12 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are provided in the U.S. and International regions. Dealer-to-Dealer and IMCO services and products are provided in the U.S. region.

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2024, was approximately $53.6 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2024. For performance obligations not satisfied as of March 31, 2024, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,322 and $12,249, respectively.

4. Fair Value of Financial Instruments

As of March 31, 2024 and December 31, 2023, assets measured at fair value on a recurring basis consist of the following:

	As of March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$115,980	$—	$—	$115,980
Total	$115,980	$—	$—	$115,980

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$73,449	$—	$—	$73,449
Short-term investments:
Mutual funds	$20,724	—	—	20,724
Total	$94,173	$—	$—	$94,173

For the three months ended March 31, 2024, dividend income recognized within interest income in the Unaudited Condensed Consolidated Income Statements was immaterial. For the three months ended March 31, 2023, there was no dividend income as the Company did not hold any investments.

For the three months ended March 31, 2024, unrealized and realized gain on short-term investments in equity securities was immaterial. For the three months ended March 31, 2023, there was no gain or loss investments in equity securities as the Company did not hold any investments.

As of March 31, 2024, the Company did not have any short-term investments as all were sold during the three months ended March 31, 2024.

5. Property and Equipment, Net

As of March 31, 2024 and December 31, 2023, property and equipment, net consist of the following:

	As of March 31, 2024	As of December 31, 2023
Capitalized equipment	$1,081	$1,326
Capitalized internal-use software	13,957	12,279
Capitalized website development	64,016	57,158
Furniture and fixtures	8,174	8,149
Leasehold improvements	23,336	23,308
Construction in progress	61,601	39,835
Finance lease right-of-use assets	254	288
	172,419	142,343
Less accumulated depreciation and amortization	(64,276)	(58,973)
Total	$108,143	$83,370

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and impairments, was $5,599 and $4,042, respectively.

For the three months ended March 31, 2024, the Company did not have any impairments. For the three months ended March 31, 2023, the Company impaired $175 of Digital Wholesale segment capitalized website development costs within wholesale cost of revenue in the Unaudited Condensed Consolidated Income Statements related to certain developed technology in which the Company decided to cease investment.

During the three months ended March 31, 2024, capitalized website development costs increased $6,858 due to continued net investment in the Company's product offerings.

During the three months ended March 31, 2024, construction in progress costs increased $21,766 due to the buildout of the Company's future headquarters located at 1001 Boylston Street.

6. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of March 31, 2024 and December 31, 2023, accrued expenses, accrued income taxes, and other current liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued bonus	$6,114	$15,247
Accrued repurchases of common stock, including excise taxes	5,897	1,584
Accrued income taxes	8,942	1,095
Other accrued expenses and other current liabilities	17,400	15,792
Total	$38,353	$33,718

The decrease of $9,133 in accrued bonus was due primarily to the payout of the second portion of the fiscal year 2023 bonuses in the first quarter of 2024, offset in part by the accrual for the fiscal year 2024 bonuses.

The increase of $4,313 in accrued repurchases of common stock, including excise taxes was due primarily to shares purchased but not yet settled as of March 31, 2024, under the Company’s 2024 Share Repurchase Program (as defined below) as well as unpaid excise taxes.

The increase of $7,847 in accrued income taxes was due primarily to the timing of income tax payments, which were paid subsequent to March 31, 2024.

7. Debt

As of March 31, 2024 and December 31, 2023, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of March 31, 2024.

As of both March 31, 2024 and December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver associated with the Company's leases, which reduces the borrowing capacity under the 2022 Revolver to $390,373.

As of March 31, 2024 and December 31, 2023, deferred financing costs were $1,798 and $1,927, respectively.

For both the three months ended March 31, 2024 and 2023, amortization expense associated with deferred financing costs was $129.

For the three months ended March 31, 2024 and 2023, commitment fees under the 2022 Revolver were immaterial.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2024, all of the Company’s property and equipment and hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

In connection with the Company’s operating lease agreement in Boston, Massachusetts for 225,428 square feet at 1001 Boylston Street (the “1001 Boylston Street Lease"), the Company expects to spend an additional $35,171 to complete its buildout, of which $26,285 has been committed and remains unspent as of March 31, 2024. These costs will be partially reimbursable under the tenant improvement allowance.

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

Leases

The Company’s material lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; Addison, Texas; and Dublin, Ireland.

As of March 31, 2024, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

On March 19, 2024, the Company entered into a letter agreement regarding the 1001 Boylston Street Lease (the "2024 Letter Agreement"). The 2024 Letter Agreement memorializes the Substantial Completion Date, Commencement Date, Fixed Rent Commencement Date (as each term is defined in the 1001 Boylston Street Lease), and the rental credits and holdover compensation owed to the Company per the 1001 Boylston Street Lease. The 2024 Letter Agreement also modifies the parking privileges and payments, which will now commence on June 1, 2024. The 2024 Letter Agreement also provides reimbursement from the landlord to the Company for additional unexpected costs incurred. The Company accounted for the 2024 Letter Agreement as a remeasurement of the 1001 Boylston Street Lease, using an incremental borrowing rate as of the modification date. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the Unaudited Condensed Consolidated Balance Sheets of $3,536. There was not a material impact on the Unaudited Condensed Consolidated Income Statement or future minimum lease payments.

Restricted Cash

As of March 31, 2024 and December 31, 2023, restricted cash was $2,786 and $2,563, respectively, and in each case primarily related to pass-through payments from customers related to the Company’s Digital Wholesale business.

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

For the three months ended March 31, 2024 and 2023, income for guarantees purchased by dealers was $236 and $614, respectively. For the three months ended March 31, 2024 and 2023, the net gains or losses recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was immaterial.

As of March 31, 2024, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $5,887. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of March 31, 2024, the Company had no material contingent loss liabilities.

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

9. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended March 31, 2024 and 2023, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended March 31,
	2024	2023
Options	$591	$614
Restricted Stock Units	15,231	14,363
Total	$15,822	$14,977

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$231	$143
Sales and marketing expense	2,874	3,084
Product, technology, and development expense	5,977	6,289
General and administrative expense	6,740	5,461
Total	$15,822	$14,977

For the three months ended March 31, 2024 and 2023, stock-based compensation expense excluded $1,827 and $1,145, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

Common Stock Share Repurchases

On November 7, 2023, the Company announced that the Board of Directors authorized a share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by the Board of Directors at any time without prior notice. All repurchased shares of Class A common stock under the 2024 Share Repurchase Program will be retired. The Company has funded and expects to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

On December 8, 2022, the Company announced that the Board of Directors authorized a share repurchase program (the “2022 Share Repurchase Program”) pursuant to which the Company could, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2022 Share Repurchase Program expired on December 31, 2023. The 2022 Share Repurchase Program did not obligate the Company to repurchase any minimum dollar amount or number of shares. All repurchased shares of Class A common stock under the 2022 Share Repurchase Program were retired. The Company funded share repurchases under the 2022 Share Repurchase Program through cash on hand and cash generated from operations.

During the three months ended March 31, 2024, the Company repurchased and retired 3,538,194 shares for $81,067, exclusive of commissions and excise tax, at an average cost of $22.91 per share, under the 2024 Share Repurchase Program. As of March 31, 2024, the Company had remaining authorization to purchase up to $168,933 of the Company's Class A common stock under the 2024 Share Repurchase Program.

During the three months ended March 31, 2023, the Company repurchased and retired 3,989,861 shares for $65,151, exclusive of commissions and excise tax, at an average cost of $16.33 per share, under the 2022 Share Repurchase Program.

10. Earnings Per Share

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time or automatically upon certain events described in the Company’s fourth amended and restated certificate of incorporation, including upon either the death or voluntary termination of the Company’s Executive Chair. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net income per share. As a result, basic and diluted net income per share of Class A common stock and per share of Class B common stock are equivalent.

During the three months ended March 31, 2024 and 2023, no shares of Class B common stock were converted into Class A common stock.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. For previous periods, the if-converted method was used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 2 to the consolidated financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and CO Incentive and Subject Units (as each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report), that would have been issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three months ended March 31, 2024 and 2023, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Consolidated net income	$21,301	$11,866
Net loss attributable to redeemable noncontrolling interest	—	(4,266)
Net income attributable to common stockholders — basic	$21,301	$16,132
Net loss attributable to redeemable noncontrolling interest	—	(4,266)
Net income attributable to common stockholders — diluted	$21,301	$11,866
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	107,174,812	115,358,475
Dilutive effect of share equivalents resulting from stock options	215,891	229,679
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,241,456	327,583
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	108,632,159	115,915,737
Net income per share attributable to common stockholders:
Basic	$0.20	$0.14
Diluted	$0.20	$0.10

For the three months ended March 31, 2024 and 2023, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	537,981	560,027
Restricted stock units outstanding	1,178,036	3,207,191

For the three months ended March 31, 2024, there were no contingently issuable shares as a result of the acquisition of remaining minority equity interests in CarOffer. For the three months ended March 31, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero.

11. Income Taxes

During the three months ended March 31, 2024, the Company recorded an income tax provision of $8,384, representing an effective tax rate of 28.2%. The effective tax rate for the three months ended March 31, 2024, was greater than the statutory tax rate of 21%, principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research and development tax credits.

During the three months ended March 31 2023, the Company recorded an income tax provision of $6,531, representing an effective tax rate of 28.8%. The effective tax rate for the three months ended March 31, 2023, was greater than the statutory rate of 21%, principally due to state and local income taxes, shortfalls on the taxable compensation of share-based awards, and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where the Company operates. The Pillar Two legislation became effective for the Company's fiscal year beginning January 1, 2024. The Company has performed an assessment of its potential exposure to Pillar Two income taxes based on the Company's most recent tax filings, country-by-country reporting, and financial statements for the constituent entities within the Company. Based on the assessment performed, the Company meets the Pillar Two transitional safe harbor effective tax rate relief as all jurisdictions in which the Company operates are above 15%. The Company does not expect any exposure to Pillar Two income taxes in any jurisdictions.

The Company and its subsidiaries are subject to various U.S. federal, state, and foreign income tax examinations. The Company is currently not subject to income tax examination for the tax years 2019 and prior as a result of applicable statute of limitations of the Internal Revenue Service and a majority of applicable state jurisdictions. The Company is currently not subject to examination in its foreign jurisdictions for the tax years 2018 and prior.

12. Segment and Geographic Information

The Company has two reportable segments, U.S. Marketplace and Digital Wholesale. Segment information is presented in the same manner as the Company’s CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews segment revenue and segment operating income (loss) as a proxy for the performance of the Company's operations. The Company’s Chief Executive Officer is the CODM on behalf of both reportable segments.

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

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the three months ended March 31, 2023, Digital Wholesale segment income (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended March 31, 2024 and 2023, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Three Months Ended March 31,
	2024	2023
Segment Revenue:
U.S. Marketplace	$172,988	$155,621
Digital Wholesale	28,577	64,836
Other	14,231	11,506
Total	$215,796	$231,963

	Three Months Ended March 31,
	2024	2023
Segment Income (Loss) from Operations:
U.S. Marketplace	$34,217	$26,539
Digital Wholesale	(10,340)	(11,225)
Other	2,407	(1,255)
Total	$26,284	$14,059

	Three Months Ended March 31,
	2024	2023
Segment Depreciation and Amortization:
U.S. Marketplace	$2,997	$2,740
Digital Wholesale	4,281	8,693
Other	203	143
Total	$7,481	$11,576

For the three months ended March 31, 2024 and 2023, a reconciliation between total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2024	2023
Total segment income from operations	$26,284	$14,059
Total other income, net	3,401	4,338
Consolidated income before income taxes	$29,685	$18,397

As of March 31, 2024 and December 31, 2023, segment assets are as follows:

	As of March 31, 2024	As of December 31, 2023

Segment Assets:
U.S. Marketplace	$603,315	$607,307
Digital Wholesale	214,553	258,458
Other	52,935	53,162
Total	$870,803	$918,927

For the three months ended March 31, 2024 and 2023, revenue by geographical region is as follows:

	Three Months Ended March 31,
	2024	2023
Revenue by Geographic Region:
United States	$201,565	$220,457
International	14,231	11,506
Total	$215,796	$231,963

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements, or the Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” For a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis you should review our Annual Report, including those cautionary statements set forth under Part I, Item 1A “Risk Factors.” We qualify all of our forward-looking statements by such cautionary statements.

In this discussion, we use financial measures that are considered non-GAAP financial measures under SEC rules. These rules regarding non-GAAP financial measures require supplemental explanation and reconciliation, which are included elsewhere in this Quarterly Report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with United States, or U.S., generally accepted accounting principles, or GAAP.

This section of this Quarterly Report discusses 2024 and 2023 items and period-to-period comparisons between 2024 and 2023. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

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

We operate principally in the U.S. In the U.S., we also operate as independent brands the Autolist online marketplace and the CarOffer online wholesale platform. In addition to the U.S., we operate online marketplaces under the CarGurus brand in Canada and the United Kingdom, or U.K. In the U.K., we also operate as an independent brand the PistonHeads online marketplace.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. and we have two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 12 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographic information.

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, Digital Retail, and Sell My Car - Top Dealer Offers, or TDO, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Sell My Car - Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended March 31, 2024, we generated revenue of $215.8 million, a 7% decrease from $232.0 million of revenue for the three months ended March 31, 2023. For the three months ended March 31, 2024, we generated consolidated net income of $21.3 million and Consolidated Adjusted EBITDA of $50.4 million, compared to consolidated net income of $11.9 million and Consolidated Adjusted EBITDA of $40.8 million for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2024	2023
	(in thousands)
United States	34,006	31,986
International	8,568	7,191
Total	42,574	39,177

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

	Three Months Ended March 31,
Average Monthly Sessions	2024	2023
	(in thousands)
United States	88,286	84,274
International	19,714	16,672
Total	108,000	100,946

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

	As of March 31,
Number of Paying Dealers	2024	2023

United States	24,419	24,394
International	6,756	6,897
Total	31,175	31,291

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

	Three Months Ended March 31,
Transactions	2024	2023
Transactions	10,302	17,505

Quarterly Average Revenue per Subscribing Dealer (QARSD)

We define QARSD, which is measured at the end of a fiscal quarter, as the marketplace revenue primarily from subscriptions to our Listings packages and RPM, our digital advertising suite, and other digital add-on products during that trailing quarter divided by the average number of paying dealers in that marketplace during the quarter. We calculate the average number of paying dealers for a period by adding the number of paying dealers at the end of such period and the end of the prior period and dividing by two. This information is important to us, and we believe it provides useful information to investors, because we believe that our ability to grow QARSD is an indicator of the value proposition of our products and the return on investment, or ROI, that our paying dealers realize from our products. In addition, increases in QARSD, which we believe reflect the value of exposure to our engaged audience in relation to subscription cost, are driven in part by our ability to grow the volume of connections to our users and the quality of those connections, which result in increased opportunity to upsell package levels and cross-sell additional products to our paying dealers.

	As of March 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2024	2023
United States	$6,702	$5,943
International	$1,882	$1,550
Consolidated	$5,664	$4,986

Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest, each of which is a non‑GAAP financial measure. These non‑GAAP financial measures are not based on any standardized methodology prescribed by GAAP, and are not necessarily comparable to any similarly titled measures presented by other companies.

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, transaction-related expenses, other income, net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude: Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, other expense, net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest's full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of loss because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements contained within our Annual Report), which are liability-classified awards that do not participate in the share of loss. Adjusted EBITDA attributable to redeemable noncontrolling interest is reflective of our acquisition of the remaining minority equity interests in CarOffer completed on December 1, 2023, or the 2023 CarOffer Transaction. Following the 2023 CarOffer Transaction there was no redeemable noncontrolling interest as of December 1, 2023, and as a result, Consolidated Adjusted EBITDA is equivalent to Adjusted EBITDA for the three months ended March 31, 2024.

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
•
Consolidated Adjusted EBITDA and Adjusted EBITDA exclude transaction-related expenses incurred by us during a reporting period, which are inclusive of certain transaction and integration costs associated with the 2023 CarOffer Transaction and which may not be reflective of our operational performance during such period, for acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude other income, net, which consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, and foreign exchange gains and losses;
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

For the three months ended March 31, 2024 and 2023, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$21,301	$11,866
Depreciation and amortization	7,481	11,576
Impairment of long-lived assets	—	175
Stock-based compensation expense	15,822	14,977
Transaction-related expenses	811	—
Other income, net	(3,401)	(4,338)
Provision for income taxes	8,384	6,531
Consolidated Adjusted EBITDA	50,398	40,787
Adjusted EBITDA attributable to redeemable noncontrolling interest	—	(677)
Adjusted EBITDA	$50,398	$41,464

For the three months ended March 31, 2024 and 2023, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$—	$(4,266)
Depreciation and amortization (1)	—	2,948
Impairment of long-lived assets (1)	—	67
Stock-based compensation expense (1)	—	221
Other expense, net (1)	—	348
Provision for income taxes (1)	—	5
Adjusted EBITDA attributable to redeemable noncontrolling interest	$—	$(677)
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

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days' advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on the platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool, and Instant Market Value, or IMV, Scan tool. For details on the Dealer Dashboard and these merchandising tools, refer to “Our Products and Services – U.S. Marketplace and Other – Dealer Offerings – Dealer Dashboard and Merchandising Tools” in Part I, Item 1 in our Annual Report.

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

We allocate overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

We allocate overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

Product, Technology, and Development

Product, technology, and development expenses consist primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expenses to fluctuate as we invest in additional engineering resources to develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, people & talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to fluctuate as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and foreign exchange gains and losses.

Provision for Income Taxes

We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended March 31, 2024 and 2023, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date.

For the three months ended March 31, 2024, income tax expense recognized related to uncertain tax provisions was immaterial. An immaterial amount of the reserve relating to uncertain tax positions was released as a result of settlement with taxing authorities. As of March 31, 2024, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.8 million, which would have favorably affected our effective tax rate, if recognized.

For the three months ended March 31, 2023, we did not recognize income tax expense related to uncertain tax positions. As of December 31, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.8 million, which would have favorably affected our effective tax rate, if recognized.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where we operate. The Pillar Two legislation became effective for our fiscal year beginning January 1, 2024. We have performed an assessment of its potential exposure to Pillar Two income taxes based on our most recent tax filings, country-by-country reporting, and financial statements for our constituent entities. Based on the assessment performed, we meet the Pillar Two transitional safe harbor effective tax rate relief as all jurisdictions in which we operate are above 15%. We do not expect any material exposure to Pillar Two income taxes in any jurisdictions.

Results of Operations

For the three months ended March 31, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue:
Marketplace	$187,219	$167,127
Wholesale	16,125	25,186
Product	12,452	39,650
Total revenue	215,796	231,963
Cost of revenue:
Marketplace	14,385	15,533
Wholesale	14,224	22,068
Product	12,226	39,382
Total cost of revenue	40,835	76,983
Gross profit	174,961	154,980
Operating expenses:
Sales and marketing	82,274	75,577
Product, technology, and development	35,545	36,607
General and administrative	28,066	24,919
Depreciation and amortization	2,792	3,818
Total operating expenses	148,677	140,921
Income from operations	26,284	14,059
Other income, net:
Interest income	3,906	3,743
Other (expense) income, net	(505)	595
Total other income, net	3,401	4,338
Income before income taxes	29,685	18,397
Provision for income taxes	8,384	6,531
Consolidated net income	21,301	11,866
Net loss attributable to redeemable noncontrolling interest	—	(4,266)
Net income attributable to common stockholders	$21,301	$16,132

For the three months ended March 31, 2024 and 2023, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$172,988	$155,621
Digital Wholesale	28,577	64,836
Other	14,231	11,506
Total	$215,796	$231,963
Segment Income (Loss) from Operations:
U.S. Marketplace	$34,217	$26,539
Digital Wholesale	(10,340)	(11,225)
Other	2,407	(1,255)
Total	$26,284	$14,059

For the three months ended March 31, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2024	2023
Revenue:
Marketplace	87%	72%
Wholesale	7	11
Product	6	17
Total revenue	100	100
Cost of revenue:
Marketplace	7	7
Wholesale	7	10
Product	6	17
Total cost of revenue	19	33
Gross profit	81	67
Operating expenses:
Sales and marketing	38	33
Product, technology, and development	16	16
General and administrative	13	11
Depreciation and amortization	1	2
Total operating expenses	69	61
Income from operations	12	6
Other income, net:
Interest income	2	2
Other (expense) income, net	(0)	0
Total other income, net	2	2
Income before income taxes	14	8
Provision for income taxes	4	3
Consolidated net income	10	5
Net loss attributable to redeemable noncontrolling interest	—	(2)
Net income attributable to common stockholders	10%	7%

For the three months ended March 31, 2024 and 2023, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2024	2023
Segment Revenue:
U.S. Marketplace	80%	67%
Digital Wholesale	13	28
Other	7	5
Total	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	20%	17%
Digital Wholesale	(36)	(17)
Other	17	(11)
Total	12%	6%

For the three months ended March 31, 2024 and 2023

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$187,219	$167,127	$20,092	12%
Wholesale	16,125	25,186	(9,061)	(36)
Product	12,452	39,650	(27,198)	(69)
Total	$215,796	$231,963	$(16,167)	(7)%
Percentage of total revenue:
Marketplace	87%	72%
Wholesale	7	11
Product	6	17
Total	100%	100%

Overall revenue decreased $16.2 million, or 7%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Marketplace revenue increased $20.1 million, or 12%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 87% of total revenue for the three months ended March 31, 2024, compared to 72% of total revenue for the three months ended March 31, 2023. The increase was due to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average monthly recurring revenue and revenue expansion through product upgrades and price increases for existing dealers.

Wholesale revenue decreased $9.1 million, or 36%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 7% of total revenue for the three months ended March 31, 2024, compared to 11% of total revenue for the three months ended March 31, 2023. The decrease was due primarily to a 41% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 10,302 for the three months ended March 31, 2024, from 17,505 for the three months ended March 31, 2023, as a result of our focus on improving the performance of our sales team and enhancing how dealers interact with the CarOffer Matrix over unit volume.

Product revenue decreased by $27.2 million, or 69%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 6% of total revenue for the three months ended March 31, 2024, compared to 17% of total revenue for the three months ended March 31, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, including lower average vehicle selling prices and lower transaction fees, due to the decrease in Transactions. The decrease in product revenue was also due in part to a decrease in proceeds received from the sale of vehicles acquired through arbitration as a result of decreased arbitration claims primarily due to decreased Transactions.

Segment Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$172,988	$155,621	$17,367	11%
Digital Wholesale	28,577	64,836	(36,259)	(56)
Other	14,231	11,506	2,725	24
Total	$215,796	$231,963	$(16,167)	(7)%
Percentage of total revenue:
U.S. Marketplace	80%	67%
Digital Wholesale	13	28
Other	7	5
Total	100%	100%

U.S. Marketplace segment revenue increased $17.4 million, or 11%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 80% of total revenue for the three months ended March 31, 2024, compared to 67% of total revenue for the three months ended March 31, 2023. The increase was due primarily to a $20.1 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $36.3 million, or 56%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 13% of total revenue for the three months ended March 31, 2024, compared to 28% of total revenue for the three months ended March 31, 2023. The decrease in Digital Wholesale segment revenue was due to a decrease in wholesale revenue and product revenue, as described above.

Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$14,385	$15,533	$(1,148)	(7)%
Wholesale	14,224	22,068	(7,844)	(36)
Product	12,226	39,382	(27,156)	(69)
Total	$40,835	$76,983	$(36,148)	(47)%
Percentage of total revenue:
Marketplace	7%	7%
Wholesale	7	10
Product	6	17
Total	19%	33%

Overall cost of revenue decreased $36.1 million, or 47%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Marketplace cost of revenue decreased $1.1 million, or 7%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 7% of total revenue for both the three months ended March 31, 2024 and 2023. The decrease was due primarily to a $1.1 million decrease in fees related to provisioning advertising.

Wholesale cost of revenue decreased $7.8 million, or 36%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 7% of total revenue for the three months ended March 31, 2024, compared to 10% of total revenue for the three months ended March 31, 2023. The decrease was due in part to a $3.4 million decrease in transportation expense and a $1.1 million decrease in inspection expense as a result of lower Transaction volume. The decrease was also due in part a $3.2 million decrease in amortization, primarily due to the acquired developed technology intangible asset as it became fully amortized during the quarter.

Product cost of revenue decreased $27.2 million, or 69%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 6% of the total revenue for the three months ended March 31, 2024, compared to 17% of total revenue for the three months ended March 31, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions. The decrease in product cost of revenue was also due in part to a decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$82,274	$75,577	$6,697	9%
Percentage of total revenue	38%	33%

Sales and marketing expense increased $6.7 million, or 9%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due primarily to a $6.7 million increase in advertising and marketing expense due to new brand campaign and marketing efforts.

Product, Technology, and Development Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$35,545	$36,607	$(1,062)	(3)%
Percentage of total revenue	16%	16%

Product, technology, and development expense decreased $1.1 million, or 3%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was due primarily to a $2.3 million decrease in expense as a result of increased website development capitalization and a $1.3 million decrease in consulting services. The decrease was offset in part by a $1.2 million increase in salaries and employee-related expenses due primarily to a 5% increase in headcount and a $0.5 million increase in rent and utilities.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$28,066	$24,919	$3,147	13%
Percentage of total revenue	13%	11%

General and administrative expense increased $3.1 million, or 13%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due primarily to a $2.0 million increase in salaries and employee-related expenses, exclusive of stock-based compensation, due primarily to a 7% increase in headcount. The increase was also due in part to a $1.3 million increase in stock-based compensation due to new grants awarded to employees.

Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,792	$3,818	$(1,026)	(27)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $1.0 million, or 27%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was the result of the customer relationships intangible asset related to the Digital Wholesale segment becoming fully amortized during the quarter.

Other Income, net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$3,906	$3,743	$163	4%
Other (expense) income, net	(505)	595	(1,100)	185
Total other income, net	3,401	4,338	$(937)	22%
Percentage of total revenue:
Interest income	2%	2%
Other (expense) income, net	(0)	0
Total other income, net	2%	2%

Total other income, net decreased $0.9 million, or 22%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The $0.2 million increase in interest income was due primarily to higher interest earned on investments. These investments were subsequently sold during the three months ended March 31, 2024. The $1.1 million decrease in other (expense) income, net was due primarily to a $0.6 million increase in realized and unrealized loss associated with the fluctuation of certain foreign currencies.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$8,384	$6,531	$1,853	28%
Percentage of total revenue	4%	3%

Provision for income taxes increased $1.9 million, or 28%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased profitability. This was partially offset by an aggregated $0.4 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2024, compared to a $3.4 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2023.

Segment Income (Loss) from Operations

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$34,217	$26,539	$7,678	29%
Digital Wholesale	(10,340)	(11,225)	885	8
Other	2,407	(1,255)	3,662	292
Total	$26,284	$14,059	$12,225	87%
Percentage of segment revenue:
U.S. Marketplace	20%	17%
Digital Wholesale	(36)	(17)
Other	17	(11)
Total	12%	6%

U.S. Marketplace segment income from operations increased $7.7 million, or 29%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented 20% of U.S. Marketplace segment revenue for the three months ended March 31, 2024, and 17% of U.S. Marketplace segment revenue for the three months ended March 31, 2023. The increase was due to an increase in revenue of $17.4 million, a decrease in cost of revenue of $1.1 million, and an increase in operating expenses of $10.8 million.

Digital Wholesale segment loss from operations decreased $0.9 million, or 8%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and represented (36)% of Digital Wholesale segment revenue for the three months ended March 31, 2024 and (17)% of Digital Wholesale segment revenue for the three months ended March 31, 2023. The decrease in the loss was due to a decrease in revenue of $36.3 million, a decrease in cost of revenue of $35.0 million, and a decrease in operating expenses of $2.2 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $246.3 million. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $291.4 million and short-term investments of $20.7 million. As of March 31, 2024, our borrowing capacity under the 2022 Revolver (as defined below) was $390.4 million.

Sources and Uses of Cash

During the three months ended March 31, 2024 and 2023, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$51,964	$66,345
Net cash used in investing activities	(13,147)	(5,887)
Net cash used in financing activities	(83,038)	(73,238)
Impact of foreign currency on cash	(577)	329
Net decrease in cash, cash equivalents, and restricted cash	$(44,798)	$(12,451)

Our operations have been financed primarily from operating activities. During the three months ended March 31, 2024 and 2023, we generated cash from operating activities of $52.0 million and $66.3 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities build-out under our 1001 Boylston Street lease in excess of tenant allowance; payments received in advance from a third-party transaction processor; activity under the 2024 Share Repurchase Program (as defined below); and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of both March 31, 2024 and December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduces the borrowing capacity under the 2022 Revolver to $390.4 million.

In connection with the 1001 Boylston Street lease, we expect to spend an additional $35.2 million to complete our buildout, of which $26.3 million has been committed and remains unspent as of March 31, 2024. These costs will be partially reimbursable under the tenant improvement allowance.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended March 31, 2024, we repurchased and retired 3,538,194 shares for $81.1 million, exclusive of commissions and excise tax, at an average cost of $22.91 per share under the 2024 Share Repurchase Program. As of March 31, 2024, we had remaining authorization to purchase up to $168.9 million of our Class A common stock under the 2024 Share Repurchase Program.

To the extent that our operating income, existing cash, cash equivalents, short-term investments, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Business and Industry— We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part I, Item 1A in our Annual Report.

Operating Activities

Net cash provided by operating activities of $52.0 million during the three months ended March 31, 2024 was due primarily to consolidated net income of $21.3 million, adjusted for $15.8 million of stock-based compensation expense, $7.5 million of depreciation and amortization, and $3.3 million of amortization of deferred contract costs, partially offset by $9.1 million of deferred taxes. Net cash provided by operating activities was also attributable to a $12.7 million increase due to changes in our lease obligations, a $6.0 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $0.7 million increase in accounts payable, and a $0.7 million increase in accrued expenses, accrued income taxes, and other liabilities. The increases in cash flow from operations were partially offset by a $4.2 million increase in accounts receivable and a $3.3 million increase in deferred contract costs.

Net cash provided by operating activities of $66.3 million during the three months ended March 31, 2023 was due primarily to consolidated net income of $11.9 million, adjusted for $14.9 million of stock-based compensation expense, $11.6 million of depreciation and amortization, and $2.7 million of amortization of deferred contract costs, partially offset by $11.9 million of deferred taxes. Cash provided by operating activities was also attributable to a $10.3 million increase in accounts payable, an $8.6 million increase in deferred revenue, a $6.9 million decrease in accounts receivable, a $4.7 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $4.5 million increase in accrued expenses, accrued income taxes, and other liabilities, a $4.5 million increase in lease obligations, and a $3.6 million decrease in inventory. The increases in cash flow from operations were partially offset by a $5.1 million increase in deferred contract costs.

Investing Activities

Net cash used in investing activities of $13.1 million during the three months ended March 31, 2024 was due primarily to $28.7 million of purchases of property and equipment and $5.5 million of capitalization of website development costs, offset in part by $20.7 million of sales of short-term investments, net of purchases.

Net cash provided by investing activities of $5.9 million during the three months ended March 31, 2023 was due to $3.5 million of capitalization of website development costs and $2.4 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $83.0 million during the three months ended March 31, 2024 was due primarily to $77.4 million of payment for repurchase of our Class A common stock under the 2024 Share Repurchase Program, $5.1 million of payment of withholding taxes on net share settlements of restricted stock units, and $0.5 million of change in gross advance payments received from third-party transaction processor.

Net cash used in financing activities of $73.2 million during the three months ended March 31, 2023 was due primarily to $69.0 million of payment for the repurchase of our Class A common stock under the share repurchase program announced by our Board of Directors in December 2022, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, a $2.1 million change in gross advance payments received from third party transaction processor, and $2.1 million of payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangement or material leases that are less than 12 months in duration that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of liability-classified compensation awards. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity. For the three months ended March 31, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest and the valuation of liability-classified compensation awards.

Although no impairment was identified during the annual impairment test as of October 1, 2023, the excess of the fair value over the carrying value declined for the CarOffer reporting unit in the Digital Wholesale segment. If projected future operating results further decline, including as a result of economic conditions or operational challenges, we may need to record an impairment charge to reduce our goodwill at CarOffer, which could be material and negatively affect our operations. During the three months ended March 31, 2024, we did not identify any triggering events that would require an interim impairment assessment.

For a detailed explanation of the judgments made in these areas, refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 of the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of March 31, 2024, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 7 of the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of both March 31, 2024 and December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduces the borrowing capacity under the 2022 Revolver to $390.4 million.

As of March 31, 2024, we had cash and cash equivalents of $246.3 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $312.1 million, which consisted of bank deposits, money market accounts, and mutual funds.

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

Foreign Currency Exchange Risk

As of March 31, 2024 and December 31, 2023, we had immaterial foreign currency exposures in the British pound, the Euro, and the Canadian dollar. Historically, because our operations and sales have been primarily in the U.S., we have not faced any significant foreign currency risk.

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

Notwithstanding this material weakness noted above, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

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

At December 31, 2023, we had unremediated operational control deficiencies at CarOffer associated with the operation of logical access and change management of information technology, or IT, general controls, or IT General Controls around program change and logical access in certain IT systems. Therefore, we were not able to have consistent, effective operation of manual controls that rely on data produced by and maintained within these affected IT systems. As of March 31, 2024, management was unable to demonstrate the consistent, effective operation of IT General Controls and manual controls that rely on data produced by and maintained within affected IT systems due to the limited remediation period. As a result, we did not have effective operation of internal controls over financial reporting to address the risks of material misstatement of various financial statement accounts at March 31, 2024. Management has determined that the impact of the previously identified deficiencies continue to aggregate into a material weakness at March 31, 2024.

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

Remediation Plan

To address the material weaknesses in our internal control over financial reporting as of December 31, 2023, we have continued remediation efforts outlined in previous financial statements, as applicable, including enhancing our control procedures, and in some cases, increasing the frequency at which controls are performed for logical access in IT systems. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness described above will continue to exist. Our ongoing remediation efforts are focused on continued employee training related to internal control over financial reporting and confirming sustained operation of effectively designed control activities, including IT General Controls.

Management is committed to successfully implementing the remediation plan as promptly as possible. As of March 31, 2024, management has implemented or enhanced certain controls to address specific issues related to the material weakness. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Business and Industry—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.” in Part I, Item 1A in our Annual Report.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under "Remediation Plan," including the on-going remediation efforts described, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report, which could materially affect our business, financial condition, or future results, in addition to the information set forth in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended March 31, 2024:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)

January 1, 2024 through January 31, 2024	760,089	$23.02	760,089	$232,503
February 1, 2024 through February 29, 2024	575,503	$22.97	575,503	$219,284
March 1, 2024 through March 31, 2024	2,202,602	$22.86	2,202,602	$168,933
Total	3,538,194	$22.91	3,538,194	$168,933
(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of our Class A common stock purchased as part of the 2024 Share Repurchase Program was inclusive of any shares purchased but not settled as of March 31, 2024.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended March 31, 2024, each of the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Jason Trevisan Chief Executive Officer	March 8, 2024	30,000 shares to be sold	May 30, 2025
Matthew Quinn Chief Technology Officer	March 5, 2024	Up to 50,757 shares to be sold(2)	March 3, 2025
Javier Zamora General Counsel and Corporate Secretary	March 4, 2024	22,808 shares to be sold(3)	March 3, 2025

(1) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.

(2) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Quinn’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of 40% of the net shares that vest on the applicable vesting date.

(3) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Zamora’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

On December 5, 2023, Mr. Quinn adopted a “Rule 10b5-1 trading arrangement” that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading, or the Quinn 2023 Plan. Pursuant to the Quinn 2023 Plan, $45,000 in shares were to be sold and it had an expiration date of December 31, 2024. On March 4, 2024, Mr. Quinn terminated the Quinn 2023 Plan.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.1#	Separation Agreement and Release, dated February 26, 2024, by and between the Registrant and Andrea Eldridge.					X
10.2	Letter Agreement regarding Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of March 19, 2024.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)					X

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

CarGurus, Inc.

Date: May 9, 2024	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)