Form 10-Q
period 2024-06-30
CarGurus, Inc.
filed 2024-08-08
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 87,369,707 shares of Class A common stock, $0.001 par value per share, and 15,999,173 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the ability of our combined suite of offerings to increase a dealer’s return on investment, add scale to our marketplace network, drive powerful network effects, create powerful synergies for dealers, transform the end-to-end car-shopping journey for both consumers and dealers, and become the marketplace for all steps of the vehicle acquisition and sale processes;
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
•
impairment of the carrying value of our goodwill or other assets;
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

•
the impact of changes in tax law and related guidance and regulations that may be implemented, including on tax rates;
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

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors that are described in this Quarterly Report. We have included important risk factors in the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission, or SEC, on February 26, 2024, or Annual Report, particularly those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$216,169	$291,363
Short-term investments	—	20,724
Accounts receivable, net of allowance for doubtful accounts of $616 and $610, respectively	39,757	39,963
Inventory	459	331
Prepaid expenses, prepaid income taxes and other current assets	18,131	25,152
Deferred contract costs	11,614	11,095
Restricted cash	2,196	2,563
Total current assets	288,326	391,191
Property and equipment, net	130,023	83,370
Intangible assets, net	12,824	23,056
Goodwill	46,576	157,898
Operating lease right-of-use assets	137,133	169,682
Deferred tax assets	117,503	73,356
Deferred contract costs, net of current portion	13,242	12,998
Other non-current assets	7,704	7,376
Total assets	$753,331	$918,927
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$46,107	$47,854
Accrued expenses, accrued income taxes and other current liabilities	33,924	33,718
Deferred revenue	21,785	21,322
Operating lease liabilities	10,225	12,284
Total current liabilities	112,041	115,178
Operating lease liabilities	183,732	182,106
Deferred tax liabilities	41	58
Other non–current liabilities	5,444	4,733
Total liabilities	301,258	302,075
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 87,005,403 and 92,175,243 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	87	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,999,173 and 15,999,173 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	146,946	263,498
Retained earnings	306,727	354,147
Accumulated other comprehensive loss	(1,703)	(901)
Total stockholders’ equity	452,073	616,852
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$753,331	$918,927

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Marketplace	$195,167	$170,950	$382,386	$338,077
Wholesale	13,119	31,952	29,244	57,138
Product	10,406	36,835	22,858	76,485
Total revenue	218,692	239,737	434,488	471,700
Cost of revenue (1)(2)
Marketplace	13,145	15,474	27,530	31,007
Wholesale	12,633	24,428	26,857	46,496
Product	10,470	35,694	22,696	75,076
Total cost of revenue	36,248	75,596	77,083	152,579
Gross profit	182,444	164,141	357,405	319,121
Operating expenses
Sales and marketing	82,311	77,838	164,585	153,415
Product, technology, and development	36,580	37,391	72,125	73,998
General and administrative	27,429	27,267	55,495	52,186
Goodwill and other long-lived asset impairment	127,475	—	127,475	—
Depreciation and amortization	2,233	3,907	5,025	7,725
Total operating expenses	276,028	146,403	424,705	287,324
(Loss) income from operations	(93,584)	17,738	(67,300)	31,797
Other income, net
Interest income	2,440	4,333	6,346	8,076
Other income, net	721	347	216	942
Total other income, net	3,161	4,680	6,562	9,018
(Loss) income before income taxes	(90,423)	22,418	(60,738)	40,815
(Benefit from) provision for income taxes	(21,702)	8,601	(13,318)	15,132
Consolidated net (loss) income	(68,721)	13,817	(47,420)	25,683
Net loss attributable to redeemable noncontrolling interest	—	(2,596)	—	(6,862)
Net (loss) income attributable to common stockholders	$(68,721)	$16,413	$(47,420)	$32,545
Net (loss) income per share attributable to common stockholders: (Note 11)
Basic	$(0.66)	$0.14	$(0.45)	$0.28
Diluted	$(0.66)	$0.12	$(0.45)	$0.22
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	103,827,661	113,438,057	105,501,236	114,392,961
Diluted	103,827,661	114,490,651	105,501,236	115,197,890
(1)
Includes depreciation and amortization expense for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023 of $3,430, $7,760, $8,119, and $15,518, respectively.
(2)
Includes impairment of other long-lived assets for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023 of $180, $9, $180, and $184, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated net (loss) income	$(68,721)	$13,817	$(47,420)	$25,683
Other comprehensive income:
Foreign currency translation adjustment	(203)	(112)	(802)	303
Consolidated comprehensive (loss) income	(68,924)	13,705	(48,222)	25,986
Comprehensive loss attributable to redeemable noncontrolling interests	—	(2,596)	—	(6,862)
Comprehensive (loss) income attributable to common stockholders	$(68,924)	$16,301	$(48,222)	$32,848

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2023	$—	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	—	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	—	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	—	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	$—	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362
Net loss	$—	—	$—	—	$—	$—	$(68,721)	$—	$(68,721)
Stock–based compensation expense	—	—	—	—	—	17,198	—	—	17,198
Issuance of common stock upon exercise of stock options	—	54,382	—	—	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	—	803,405	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(273,422)	—	—	—	(6,291)	—	—	(6,291)
Repurchase of common stock	—	(2,654,807)	(3)	—	—	(61,791)	—	—	(61,794)
Other (Note 6)	—	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	(203)	(203)
Balance as of June 30, 2024	$—	87,005,403	$87	15,999,173	$16	$146,946	$306,727	$(1,703)	$452,073

Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	$734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808
Net (loss) income	$(2,596)	—	$—	—	$—	$—	$16,413	$—	$16,413
Stock-based compensation expense	—	—	—	—	—	15,895	—	—	15,895
Issuance of common stock upon exercise of stock options	—	1,480	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	697,879	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(240,674)	—	—	—	(5,196)	—	—	(5,196)
Repurchase of common stock	—	(1,311,387)	(1)	—	—	(21,963)	—	—	(21,964)
Tax distributions to redeemable noncontrolling interest holders	(14)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(112)	(112)
Balance at June 30, 2023	$29,865	97,426,273	$97	15,999,173	$16	$346,494	$355,588	$(1,341)	$700,854

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Consolidated net (loss) income	$(47,420)	$25,683
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,144	23,243
Gain on sale of property and equipment	—	(460)
Currency loss (gain) on foreign denominated transactions	507	(136)
Other non-cash (income) expense, net	(816)	16
Deferred taxes	(44,164)	(16,411)
Provision (recoveries) for doubtful accounts	798	(171)
Stock-based compensation expense	31,159	29,507
Amortization of deferred financing costs	258	258
Amortization of deferred contract costs	6,633	5,603
Goodwill and other long-lived asset impairment	127,655	184
Changes in operating assets and liabilities:
Accounts receivable	243	13,241
Inventory	(714)	4,740
Prepaid expenses, prepaid income taxes, and other assets	7,425	3,454
Deferred contract costs	(7,448)	(9,738)
Accounts payable	9,301	4,140
Accrued expenses, accrued income taxes, and other liabilities	(862)	(4,091)
Deferred revenue	476	9,016
Lease obligations	27,386	7,603
Net cash provided by operating activities	123,561	95,681
Investing Activities
Purchases of property and equipment	(54,649)	(4,255)
Proceeds from sale of property and equipment	—	460
Capitalization of website development costs	(10,707)	(7,432)
Purchases of short-term investments	(494)	(95,506)
Sale of short-term investments	21,218	5,000
Advance payments to customers, net of collections	259	(2,601)
Net cash used in investing activities	(44,373)	(104,334)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	26	29
Payment of withholding taxes on net share settlements of restricted stock units	(11,405)	(6,894)
Repurchases of common stock	(142,479)	(91,458)
Payment of finance lease obligations	(37)	(34)
Payment of tax distributions to redeemable noncontrolling interest holders	—	(38)
Change in gross advance payments received from third-party transaction processor	(80)	(2,674)
Net cash used in financing activities	(153,975)	(101,069)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(774)	211
Net decrease in cash, cash equivalents, and restricted cash	(75,561)	(109,511)
Cash, cash equivalents, and restricted cash at beginning of period	293,926	484,132
Cash, cash equivalents, and restricted cash at end of period	$218,365	$374,621
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,904	$36,303
Cash paid for operating lease liabilities	$7,534	$9,831
Cash paid for interest	$309	$279
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$7,704	$4,509
Unpaid withholding taxes on net share settlement of restricted stock units	$120	$3,958
Unpaid excise tax on repurchases of common stock	$2,654	$559
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$3,688	$2,437
Obtaining a right-of-use asset in exchange for an operating lease liability	$(5,029)	$144,556

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

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 13 of the Unaudited Condensed Consolidated Financial Statements (as defined below) for further segment reporting and geographic information.

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

While the Company disclosed unrealized gain on short-term investments and realized gain on short-term investments separately in the Unaudited Condensed Consolidated Statements of Cash Flows in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 9, 2023, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the quarter ended June 30, 2023 present unrealized gain on short-term investments and realized gain on short-term investments consolidated within other noncash expense, net to conform to the current year presentation.

While the Company disclosed unpaid excise tax on repurchases of common stock within unpaid repurchases of common stock in the Unaudited Condensed Consolidated Statements of Cash Flows in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 9, 2023, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the quarter ended June 30, 2023 present unpaid excise tax on repurchases of common stock separately from unpaid repurchases of common stock to conform to the current year presentation.

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

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software, and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of liability-classified compensation awards. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity. For the three and six months ended June 30, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest and the valuation of liability-classified compensation awards.

During the three months ended June 30, 2024, the Company identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and declines in the volume of the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the applicable period within the Digital Wholesale segment ("Transactions"), which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit. The Company performed an updated fair value analysis of the CarOffer reporting unit, resulting in an excess of carrying value over fair value of the CarOffer reporting unit.

Due to the partial impairment of the CarOffer reporting unit goodwill, the remaining goodwill balance related to this reporting unit is still considered to be at risk for future impairments. If projected future operating results further decline, including as a result of economic conditions or operational challenges, the Company may need to record additional impairment charges to further reduce the goodwill at the CarOffer reporting unit, which could be material and negatively affect its operations.

For further discussion of impairments related to goodwill and other long-lived assets, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

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

The Company had no material losses related to marketplace receivables as it was dispersed across a large number of customers. The Company had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company's third-party transaction processor and titles are held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s accounts receivable and other receivables.

As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of net accounts receivable and other receivables. All of accounts receivable was dispersed among more than 1,000 customers. Therefore, there is no significant credit risk with respect to accounts receivable because credit risk is dispersed due to the large number of customers.

For the three and six months ended June 30, 2024 and 2023, no customer accounted for more than 10% of total revenue.

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

As of June 30, 2024, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $1,139, offset by payments received in advance of $1,935, which resulted in a net payable of $796 recognized within accrued expenses, accrued income taxes, and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,868, offset by payments received in advance of $2,015, which resulted in a net receivable of $853 recognized within accounts receivable, net in the consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, $11,120 and $9,581, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2024, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2024, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace	$195,167	$170,950	$382,386	$338,077
Dealer-to-Dealer	15,492	32,950	33,991	61,655
Sell My Car - Instant Max Cash Offer	8,033	35,837	18,111	71,968
Total	$218,692	$239,737	$434,488	$471,700

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

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments as disclosed in Note 13 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions as disclosed in Note 13 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are provided in the U.S. and International regions. Dealer-to-Dealer and IMCO services and products are provided in the U.S. region.

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2024, was approximately $55.7 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2024. For performance obligations not satisfied as of June 30, 2024, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2024.

For the three months ended June 30, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,432 and $20,808, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,322 and $12,249, respectively.

4. Fair Value of Financial Instruments

As of June 30, 2024 and December 31, 2023, assets measured at fair value on a recurring basis consist of the following:

	As of June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$96,449	$—	$—	$96,449
Total	$96,449	$—	$—	$96,449

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$73,449	$—	$—	$73,449
Short-term investments:
Mutual funds	20,724	—	—	20,724
Total	$94,173	$—	$—	$94,173

For the three months ended June 30, 2024, there was no dividend income recognized within interest income in the Unaudited Condensed Consolidated Income Statements. For the three months ended June 30, 2023 and for the six months ended June 30, 2024 and 2023, dividend income recognized within interest income in the Unaudited Condensed Consolidated Income Statement was immaterial.

For the three months ended June 30, 2024, there was no unrealized and realized gain on short-term investments. For the three months ended June 30, 2023 and for the six months ended June 30, 2024 and 2023, unrealized and realized gain on short-term investments in equity securities was immaterial.

As of June 30, 2024, the Company did not have any short-term investments as all were sold during the six months ended June 30, 2024.

5. Property and Equipment, Net

As of June 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

	As of June 30, 2024	As of December 31, 2023
Capitalized equipment	$865	$1,326
Capitalized internal-use software	16,282	12,279
Capitalized website development	70,477	57,158
Furniture and fixtures	6,265	8,149
Leasehold improvements	18,919	23,308
Construction in progress	79,334	39,835
Finance lease right-of-use assets	221	288
	192,363	142,343
Less accumulated depreciation and amortization	(62,340)	(58,973)
Total	$130,023	$83,370

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and impairments, was $4,906, $4,160, $10,505, and $8,202, respectively.

For the three and six months ended June 30, 2024, the Company impaired $180 of Digital Wholesale segment capitalized website development costs within wholesale cost of revenue in the Unaudited Condensed Consolidated Income Statements related to certain developed technology that the Company decided to cease investment.

For the three months ended June 30, 2023, the Company impaired $9 of U.S. Marketplace segment capitalized website development costs within marketplace cost of revenue in the Unaudited Condensed Consolidated Income Statements related to certain developed technology that the Company decided to cease investment. For the six months ended June 30, 2023, the Company impaired $184 of Digital Wholesale and U.S. Marketplace capitalized website development costs within wholesale and marketplace cost of revenue, respectively, in the Unaudited Condensed Consolidated Income Statements related to certain developed technology that the Company decided to cease investment.

During the six months ended June 30, 2024, capitalized internal-use software costs increased $4,003 due primarily to continued net investment in the Company's software projects.

During the six months ended June 30, 2024, capitalized website development costs increased $13,319 due primarily to continued net investment in the Company's product offerings.

During the six months ended June 30, 2024, leasehold improvements costs decreased $4,389 due primarily to disposals of fully depreciated assets related to the expiration of the lease of office space at 2 Canal Park.

During the six months ended June 30, 2024, construction in progress costs increased $39,499 due to the buildout of the Company's future headquarters located at 1001 Boylston Street.

6. Goodwill and Other Long-Lived Asset Impairment

Background

During the three months ended June 30, 2024, the Company identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit. Prior to testing the goodwill and other long-lived assets included in the CarOffer reporting unit for impairment, the Company first evaluated current assets, inclusive of the cash and cash-equivalents, accounts receivable, inventory, prepaid expenses, and other current assets allocated to the CarOffer reporting unit, under applicable guidance and identified no impairment.

The Company then evaluated other long-lived assets included in the CarOffer reporting unit under ASC 360, Property, Plant, and Equipment (“ASC 360”). Other long-lived assets are tested for impairment at the asset group level, and the Company identified the asset group as the entire CarOffer reporting unit, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As the CarOffer asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. To estimate the fair value of the asset group, the Company utilized an income-based valuation approach by means of a discounted cash flow method, based on market participant assumptions. The assumptions used to estimate the fair value using a discounted cash flow method included forecasted revenue and EBITDA, long term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model. The excess of the carrying value of the asset group over the fair value was first allocated amongst the long-lived asset group (excluding goodwill), noting each individual long-lived asset within the group may not be impaired below its individual fair value.

As discussed below, the Company recognized impairments of CarOffer lease right-of-use assets of $4,731 and the CarOffer brand intangible asset of $7,538 to bring the long-lived assets’ carrying value to fair value. All other long-lived assets’ carrying value were at or below fair value. Subsequent to performing the impairment assessment of its long-lived assets, the Company then assessed goodwill included in the CarOffer reporting unit, resulting in an impairment charge of $115,206, inclusive of the deferred tax impact of $28,437 due to the goodwill being tax deductible. Refer below for further details of each impairment charge.

Right of Use Asset

In connection with the triggering event discussed above, the Company assessed the right-of-use assets associated with CarOffer's Addison, Texas lease for impairment.

As noted above, the carrying value of the CarOffer asset group was determined to not be recoverable. As such, the Company evaluated the fair value of the CarOffer asset group as of June 30, 2024, using a discounted cash flow method that incorporated market participant assumptions. The resulting impairment loss was then allocated to each of the long-lived assets in the asset group, including the CarOffer right-of-use assets. This fair value measurement is categorized as Level 3 within the fair value included hierarchy as there are significant unobservable inputs utilized in the valuation technique, including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated replacement costs.

As of June 30, 2024, a non-cash impairment charge of $4,731 was allocated to the right-of-use assets in the CarOffer asset group, which was recognized within operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

Other Intangible Assets

In connection with the triggering event discussed above, the Company recognized an impairment to its brand intangible assets included within the CarOffer asset group as of June 30, 2024 to reduce the carrying value of the brand intangible asset to its fair value. This fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique. The Company estimated fair value using market participant assumptions and the relief from royalty method, with key inputs including forecasted revenue, royalty rate, discount rate, and the useful life.

As of June 30, 2024, a non-cash impairment charge of $7,538 was allocated to the brand intangible asset for the CarOffer asset group, which was recognized within operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

As of June 30, 2024 and December 31, 2023, intangible assets consist of the following:

	As of June 30, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	6.6	$32,138	$11,776	$7,538	$12,824
Customer relationships	—	19,870	19,870	—	—
Developed technology	—	65,212	64,565	647	—
Total		$117,220	$96,211	$8,185	$12,824

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	7.4	$32,193	$10,262	$—	$21,931
Customer relationships	0.0	19,870	19,620	—	250
Developed technology	0.0	65,212	63,690	647	875
Total		$117,275	$93,572	$647	$23,056

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, amortization of intangible assets was $757, $7,507, $2,639, and $15,041, respectively.

For the three and the six months ended June 30, 2024, the Company wrote off $7,538 of Digital Wholesale segment intangible assets within operating expenses in the Unaudited Condensed Consolidated Income Statements related to the impairment discussed above.

As of June 30, 2024, estimated amortization expense of intangible assets for future periods is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2024	$1,014
2025	2,028
2026	2,028
2027	2,028
2028	2,028
2029	1,439
Thereafter	2,259
Total	$12,824

Goodwill

The Company determined that there were no indicators of impairment for the U.S. Marketplace or U.K. Marketplace reporting units and therefore an interim impairment assessment was not performed at June 30, 2024.

In connection with the triggering event discussed above, the Company evaluated the CarOffer reporting unit goodwill for impairment as of June 30, 2024, by comparing its estimated fair value to its carrying value. The Company estimated the fair value of the CarOffer reporting unit using an income-based valuation approach by means of a discounted cash flow method. This fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique. The assumptions used to estimate the fair value of the reporting unit included forecasted revenue and EBITDA, long term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model.

As of June 30, 2024, the carrying value for the CarOffer reporting unit (after adjustments for other long-lived asset impairments discussed above) exceeded its fair value, resulting in a non-cash impairment charge of $86,769, which was recognized within operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment. As the goodwill for the CarOffer reporting unit is tax deductible, the Company then calculated the deferred tax effect of the goodwill impairment charge using the simultaneous equation method. This resulted in additional goodwill impairment and deferred tax assets of $28,437, for a total goodwill impairment of $115,206 recognized within operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

As of June 30, 2024, changes in the carrying value of goodwill are as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2023	$12,477	$130,451	$14,970	$157,898
Impairment of goodwill	—	(115,206)	—	(115,206)
Other (1)	—	4,323	—	4,323
Foreign currency translation adjustment	—	—	(439)	(439)
Balance as of June 30, 2024	$12,477	$19,568	$14,531	$46,576
(1)
During the three and six months ended June 30, 2024, the Company recognized an immaterial adjustment to goodwill and additional paid-in-capital, associated with the acquisitions of its equity interests in CarOffer, LLC.

As of June 30, 2024, the accumulated impairment losses of goodwill were $115,206. As of December 31, 2023, there were no accumulated impairment losses of goodwill.

Due to the partial impairment of the CarOffer reporting unit goodwill, the remaining goodwill balance related to this reporting unit is still considered to be at risk for future impairments. If projected future operating results further decline, including as a result of economic conditions or operational challenges, the Company may need to record additional impairment charges to further reduce the goodwill at the CarOffer reporting unit, which could be material and negatively affect its operations.

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of June 30, 2024 and December 31, 2023, accrued expenses, accrued income taxes, and other current liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Accrued bonus	$12,443	$15,247
Other accrued expenses, accrued income taxes, and other current liabilities	21,481	18,471
Total	$33,924	$33,718

8. Debt

As of June 30, 2024 and December 31, 2023, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of June 30, 2024.

As of June 30, 2024, there were no borrowings and $9,407 in letters of credit outstanding under the 2022 Revolver associated with the Company's leases, which reduced the borrowing capacity under the 2022 Revolver to $390,593. As of December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390,373.

As of June 30, 2024 and December 31, 2023, deferred financing costs were $1,669 and $1,927, respectively.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, amortization expense associated with deferred financing costs was immaterial.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, commitment fees under the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2024, all of the Company’s property and equipment and hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

In connection with the Company’s operating lease agreement in Boston, Massachusetts for 225,428 square feet at 1001 Boylston Street (the “1001 Boylston Street Lease"), the Company expects to spend an additional $16,348 to complete its buildout, of which $11,498 has been committed and remains unspent as of June 30, 2024. These costs will be partially reimbursable under the tenant improvement allowance.

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

As of June 30, 2024, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

Addison, Texas

During the three months ended June 30, 2024, the Company identified an impairment of right-of-use assets associated with its Addison, Texas lease. For further information, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

1001 Boylston

On April 12, 2024 and May 3, 2024, the Company entered into various change orders regarding the 1001 Boylston Street Lease and related buildout. The change orders modify the responsibilities outlined in the 1001 Boylston Street Lease, and reallocate the responsibility of certain buildout costs from the landlord to the Company. The costs related to this work are reimbursable by the landlord, effectively increasing the tenant improvement allowance from the 1001 Boylston Street Lease by $456. The Company accounted for these change orders as a remeasurement of the 1001 Boylston Street Lease, using an incremental borrowing rate as of the modification date, May 3, 2024. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the Unaudited Condensed Consolidated Balance Sheets of $1,493. There was not a material impact on the Unaudited Condensed Consolidated Income Statement or future minimum lease payments.

On March 19, 2024, the Company entered into a letter agreement regarding the 1001 Boylston Street Lease (the "2024 Letter Agreement"). The 2024 Letter Agreement memorializes the Substantial Completion Date, Commencement Date, Fixed Rent Commencement Date (as each term is defined in the 1001 Boylston Street Lease), and the rental credits and holdover compensation owed to the Company per the 1001 Boylston Street Lease. The 2024 Letter Agreement also modifies the parking privileges and payments, which commenced on June 1, 2024, and provides reimbursement from the landlord to the Company for additional unexpected costs incurred. The Company accounted for the 2024 Letter Agreement as a remeasurement of the 1001 Boylston Street Lease, using an incremental borrowing rate as of the modification date, March 19, 2024. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the Unaudited Condensed Consolidated Balance Sheets of $3,536. There was not a material impact on the Unaudited Condensed Consolidated Income Statement or future minimum lease payments.

Restricted Cash

As of June 30, 2024 and December 31, 2023, restricted cash was $2,196 and $2,563, respectively, and in each case primarily related to pass-through payments from customers related to the Company’s Digital Wholesale business.

Legal Matters

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company recognizes a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually or taken together, would reasonably be expected to have a material adverse effect on its business or financial results. However, litigation is inherently unpredictable and the future outcome of legal proceedings and other contingencies may be unexpected or differ from the Company’s estimated liabilities, which could have a material adverse effect on the Company’s future financial results.

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

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, income for guarantees purchased by dealers was $127, $546, $363, and $1,160, respectively. For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, the net gains or losses recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was immaterial.

As of June 30, 2024, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $4,945. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of June 30, 2024, the Company had no material contingent loss liabilities.

As of December 31, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $10,158. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of December 31, 2023, the Company had no material contingent loss liabilities.

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	$555	$590	$1,146	$1,204
Restricted Stock Units	15,002	14,012	30,233	28,375
CO Incentive Units and Subject Units	—	1,225	—	1,225
Total	$15,557	$15,827	$31,379	$30,804

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$60	$185	$291	$328
Sales and marketing expense	3,250	2,872	6,124	5,956
Product, technology, and development expense	6,024	6,034	12,001	12,323
General and administrative expense	6,223	6,736	12,963	12,197
Total	$15,557	$15,827	$31,379	$30,804

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, stock-based compensation expense excluded $1,861, $1,292, $3,688, and $2,437, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

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

During the three months ended June 30, 2024, the Company repurchased and retired 2,654,807 shares for $61,350, exclusive of commissions and excise tax, at an average cost of $23.11 per share, under the 2024 Share Repurchase Program. During the six months ended June 30, 2024, the Company repurchased and retired 6,193,001 shares for $142,417, exclusive of commissions and excise tax, at an average cost of $23.00 per share, under the 2024 Share Repurchase Program. As of June 30, 2024, the Company had remaining authorization to purchase up to $107,583 of the Company's Class A common stock under the 2024 Share Repurchase Program.

During the three months ended June 30, 2023, the Company repurchased and retired 1,311,387 shares for $21,968, exclusive of commissions and excise tax, at an average cost of $16.75 per share, under the 2022 Share Repurchase Program. During the six months ended June 30, 2023, the Company repurchased and retired 5,301,248 shares for $87,119, exclusive of commissions and excise tax, at an average cost of $16.43 per share, under the Share Repurchase Program.

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

During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, no shares of Class B common stock were converted into Class A common stock.

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

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. For previous periods, the if-converted method was used to calculate the number of shares issuable upon exercise of the 2024 Put Right (as defined in Note 2 to the consolidated financial statements contained within the Annual Report), inclusive of CarOffer noncontrolling interest and CO Incentive and Subject Units (as each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report), that would have been issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Consolidated net (loss) income	$(68,721)	$13,817	$(47,420)	$25,683
Net loss attributable to redeemable noncontrolling interest	—	(2,596)	—	(6,862)
Net (loss) income attributable to common stockholders — basic	$(68,721)	$16,413	$(47,420)	$32,545
Net loss attributable to redeemable noncontrolling interest	—	(2,596)	—	(6,862)
Net (loss) income attributable to common stockholders — diluted	$(68,721)	$13,817	$(47,420)	$25,683
Denominator:
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders — basic	103,827,661	113,438,057	105,501,236	114,392,961
Dilutive effect of share equivalents resulting from stock options	—	226,406	—	228,043
Dilutive effect of share equivalents resulting from unvested restricted stock units	—	826,188	—	576,886
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders — diluted	103,827,661	114,490,651	105,501,236	115,197,890
Net (loss) income per share attributable to common stockholders:
Basic	$(0.66)	$0.14	$(0.45)	$0.28
Diluted	$(0.66)	$0.12	$(0.45)	$0.22

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options outstanding	713,205	558,080	537,981	559,054
Restricted stock units outstanding	6,567,748	2,291,538	1,025,342	2,749,365

For the three and six months ended June 30, 2024, there was no effect of potentially dilutive shares as the numerator was negative and there were no contingently issuable shares as a result of the acquisition of remaining minority equity interests in CarOffer. For the three and six months ended June 30, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero.

12. Income Taxes

During the three months ended June 30, 2024 and 2023, the Company recognized an income tax benefit of $21,702 and an income tax provision of $8,601, representing an effective tax rate of 24.0% and 34.4%, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized an income tax benefit of $13,318 and income tax provision of $15,132, representing an effective tax rate of 21.9%, and 31.7%, respectively.

The effective tax rates for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, was greater than the statutory tax rate of 21%, principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research and development tax credits.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two, which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where the Company operates. The Pillar Two legislation became effective for the Company's fiscal year beginning January 1, 2024. The Company performed an assessment of its potential exposure to Pillar Two income taxes based on the Company's most recent tax filings, country-by-country reporting, and financial statements for the constituent entities within the Company. Based on the assessment performed, the Company meets the Pillar Two transitional safe harbor effective tax rate relief as all jurisdictions in which the Company operates are above 15%. The Company does not expect any exposure to Pillar Two income taxes in any jurisdictions.

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

13. Segment and Geographic Information

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

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the three and six months ended June 30, 2023, Digital Wholesale segment (loss) from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Revenue:
U.S. Marketplace	$180,052	$158,443	$353,040	$314,064
Digital Wholesale	23,525	68,787	52,102	133,623
Other	15,115	12,507	29,346	24,013
Total	$218,692	$239,737	$434,488	$471,700

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Income (Loss) from Operations:
U.S. Marketplace	$42,043	$24,619	$76,260	$51,158
Digital Wholesale	(138,158)	(6,307)	(148,498)	(17,532)
Other	2,531	(574)	4,938	(1,829)
Total	$(93,584)	$17,738	$(67,300)	$31,797

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Depreciation and Amortization:
U.S. Marketplace	$1,987	$2,823	$4,984	$5,563
Digital Wholesale	3,436	8,701	7,717	17,394
Other	240	143	443	286
Total	$5,663	$11,667	$13,144	$23,243

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, a reconciliation between total segment (loss) income from operations to consolidated (loss) income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment (loss) income from operations	$(93,584)	$17,738	$(67,300)	$31,797
Total other income, net	3,161	4,680	6,562	9,018
Consolidated (loss) income before income taxes	$(90,423)	$22,418	$(60,738)	$40,815

As of June 30, 2024 and December 31, 2023, segment assets are as follows:

	As of June 30, 2024	As of December 31, 2023
Segment Assets:
U.S. Marketplace	$575,121	$607,307
Digital Wholesale	137,445	258,458
Other	40,765	53,162
Total	$753,331	$918,927

Digital Wholesale segment assets decreased $121,013, primarily due to the goodwill and other long-lived asset impairment associated with the CarOffer reporting unit of $127,475, due to the recent organizational changes and Transaction volume declines, which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit. For further discussion of impairments related to right-of-use assets, intangible assets, and goodwill, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, revenue by geographical region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Geographic Region:
United States	$203,577	$227,230	$405,142	$447,687
International	15,115	12,507	29,346	24,013
Total	$218,692	$239,737	$434,488	$471,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements, or the Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, included elsewhere in this Quarterly Report, and our consolidated financial statements and the related notes and other financial information included in our Annual Report. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” For a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis you should review our Annual Report, including those cautionary statements set forth under Part I, Item 1A “Risk Factors,” and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report. We qualify all of our forward-looking statements by such cautionary statements.

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

For the three months ended June 30, 2024, we generated revenue of $218.7 million, a 9% decrease from $239.7 million of revenue for the three months ended June 30, 2023. For the three months ended June 30, 2024, we generated consolidated net loss of $68.7 million and Consolidated Adjusted EBITDA of $55.6 million, compared to consolidated net income of $13.8 million and Consolidated Adjusted EBITDA of $45.2 million for the three months ended June 30, 2023.

For the six months ended June 30, 2024, we generated revenue of $434.5 million, an 8% decrease from $471.7 million of revenue for the six months ended June 30, 2023. For the six months ended June 30, 2024, we generated consolidated net loss of $47.4 million and Consolidated Adjusted EBITDA of $106.0 million, compared to consolidated net income of $25.7 million and Consolidated Adjusted EBITDA of $86.0 million for the six months ended June 30, 2023.

See below for more information regarding our use and reconciliation of these non-GAAP financial measures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Unique Users	2024	2023	2024	2023
	(in thousands)		(in thousands)
United States	30,246	31,907	32,126	31,947
International	8,908	7,379	8,738	7,285
Total	39,154	39,286	40,864	39,232

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Sessions	2024	2023	2024	2023
	(in thousands)		(in thousands)
United States	80,843	84,355	84,565	84,314
International	20,439	17,137	20,077	16,904
Total	101,282	101,492	104,642	101,218

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

	As of June 30,
Number of Paying Dealers	2024	2023

United States	24,446	24,220
International	6,906	6,877
Total	31,352	31,097

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

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions	2024	2023	2024	2023
Transactions	8,778	20,793	19,080	38,298

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

	As of June 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2024	2023
United States	$6,942	$6,110
International	$1,935	$1,610
Consolidated	$5,848	$5,116

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

We define Consolidated Adjusted EBITDA as consolidated net income, adjusted to exclude: depreciation and amortization, goodwill and other long-lived asset impairment, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units (as defined below), transaction-related expenses, other income, net, and (benefit from) provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude: Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, impairment of long-lived assets, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units, other expense, net, and (benefit from) provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest's full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of loss because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements contained within our Annual Report), which are liability-classified awards that do not participate in the share of loss. Adjusted EBITDA attributable to redeemable noncontrolling interest is reflective of our acquisition of the remaining minority equity interests in CarOffer completed on December 1, 2023, or the 2023 CarOffer Transaction. Following the 2023 CarOffer Transaction there was no redeemable noncontrolling interest as of December 1, 2023, and as a result, Consolidated Adjusted EBITDA is equivalent to Adjusted EBITDA for the three and six months ended June 30, 2024.

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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude goodwill and other long-lived asset impairment, which include non-cash one-time expenses associated with the impairment of the CarOffer reporting unit as well as other long-lived asset impairments, certain of which may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense for CarOffer, LLC Units, which consists of one-time modifications and expense associated with our CO Incentive Units and Subject Units, as defined in Note 2 to the consolidated financial statements contained within our Annual Report, and Noncontrolling Interest Units, as defined in Note 4 to the consolidated financial statements contained within our Annual Report;
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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude the (benefit from) provision for income taxes;
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

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net (loss) income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(1)	2024	2023(1)
	(in thousands)		(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net (loss) income	$(68,721)	$13,817	$(47,420)	$25,683
Depreciation and amortization	5,663	11,667	13,144	23,243
Goodwill and other long-lived asset impairment (2)	127,655	9	127,655	184
Stock-based compensation expense	15,557	14,602	31,379	29,579
Stock-based compensation expense for CarOffer, LLC Units	—	1,225	—	1,225
Transaction-related expenses	265	—	1,076	—
Other income, net	(3,161)	(4,680)	(6,562)	(9,018)
(Benefit from) provision for income taxes	(21,702)	8,601	(13,318)	15,132
Consolidated Adjusted EBITDA	55,556	45,241	105,954	86,028
Adjusted EBITDA attributable to redeemable noncontrolling interest	—	1,590	—	913
Adjusted EBITDA	$55,556	$43,651	$105,954	$85,115
(1)
We have updated the table above to separately disclose the stock-based compensation expense for CarOffer, LLC Units and, as such, have updated the three and six months ended June 30, 2023 for comparison purposes.
(2)
During the three and six months ended June 30, 2024, we recognized a goodwill impairment and presented it with long-lived asset impairment. During the three and six months ended June 30, 2023, we did not have a goodwill impairment.

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(2)	2024	2023(2)
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$—	$(2,596)	$—	$(6,862)
Depreciation and amortization (1)	—	2,951	—	5,899
Other long-lived asset impairment (1)	—	—	—	67
Stock-based compensation expense (1)	—	208	—	429
Stock-based compensation expense for CarOffer, LLC Units (1)	—	467	—	467
Other expense, net (1)	—	540	—	888
Provision for income taxes (1)	—	20	—	25
Adjusted EBITDA attributable to redeemable noncontrolling interest	$—	$1,590	$—	$913
(1)
These exclusions are adjusted to reflect the noncontrolling interest of 38%.
(2)
We have updated the table above to separately disclose the stock-based compensation expense for CarOffer, LLC Units and, as such, have updated the three and six months ended June 30, 2023 for comparison purposes.

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

Cost of Revenue

Marketplace Cost of Revenue

Marketplace cost of revenue includes expenses related to supporting and hosting marketplace service offerings. These expenses include personnel and related expenses for our customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data, and hosting expenses; amortization of developed technology; amortization and impairment of capitalized website development; amortization of capitalized hosting arrangements; and allocated overhead expenses.

We allocate overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

Wholesale Cost of Revenue

Wholesale cost of revenue includes expenses related to supporting and hosting Digital Wholesale service offerings, including Dealer-to-Dealer transactions and vehicles sold to dealers acquired at other marketplaces on the CarOffer Matrix. These expenses include vehicle transportation and inspection expenses; net losses on vehicles related to guarantees offered to dealers through Dealer-to-Dealer transactions; personnel and related expenses for employees directly involved in the fulfillment and support of transactions, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses; amortization of developed technology; amortization and impairment of capitalized website development; and allocated overhead expenses.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. All other sales and marketing expenses are expensed as incurred. We expect sales and marketing expenses to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

Product, Technology, and Development

Product, technology, and development expenses consist primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expenses to remain relatively flat for the remainder of the year.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for our executive, finance, legal, people & talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to remain relatively flat for the remainder of the year.

Goodwill and Other Long-Lived Asset Impairment

During the three months ended June 30, 2024, we identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.5 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For further discussion of impairments related to right-of-use assets, intangible assets, and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments and foreign exchange gains and losses.

(Benefit from) Provision for Income Taxes

We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three and six months ended June 30, 2024, a benefit from income taxes was recognized as a result of the discrete tax benefit associated with the impairment charge despite our consolidated taxable income position. For the three and six months ended June 30, 2023, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date.

For the three and six months ended June 30, 2024, income tax expense recognized related to uncertain tax provisions was immaterial. An immaterial amount of the reserve relating to uncertain tax positions was released as we would be more-likely-than-not to prevail should these tax positions be challenged by the respective tax authorities. As of June 30, 2024, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.9 million, which would have favorably affected our effective tax rate, if recognized.

For the three and six months ended June 30, 2023, we did not recognize income tax expense related to uncertain tax provisions. As of December 31, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.8 million, which would have favorably affected our effective tax rate, if recognized.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two, which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where we operate. The Pillar Two legislation became effective for our fiscal year beginning January 1, 2024. We have performed an assessment of its potential exposure to Pillar Two income taxes based on our most recent tax filings, country-by-country reporting, and financial statements for our constituent entities. Based on the assessment performed, we meet the Pillar Two transitional safe harbor effective tax rate relief as all jurisdictions in which we operate are above 15%. We do not expect any material exposure to Pillar Two income taxes in any jurisdictions.

Results of Operations

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$195,167	$170,950	$382,386	$338,077
Wholesale	13,119	31,952	29,244	57,138
Product	10,406	36,835	22,858	76,485
Total revenue	218,692	239,737	434,488	471,700
Cost of revenue:
Marketplace	13,145	15,474	27,530	31,007
Wholesale	12,633	24,428	26,857	46,496
Product	10,470	35,694	22,696	75,076
Total cost of revenue	36,248	75,596	77,083	152,579
Gross profit	182,444	164,141	357,405	319,121
Operating expenses:
Sales and marketing	82,311	77,838	164,585	153,415
Product, technology, and development	36,580	37,391	72,125	73,998
General and administrative	27,429	27,267	55,495	52,186
Goodwill and other long-lived asset impairment	127,475	—	127,475	—
Depreciation and amortization	2,233	3,907	5,025	7,725
Total operating expenses	276,028	146,403	424,705	287,324
Income from operations	(93,584)	17,738	(67,300)	31,797
Other income, net:
Interest income	2,440	4,333	6,346	8,076
Other income, net	721	347	216	942
Total other income, net	3,161	4,680	6,562	9,018
(Loss) income before income taxes	(90,423)	22,418	(60,738)	40,815
(Benefit from) provision for income taxes	(21,702)	8,601	(13,318)	15,132
Consolidated net (loss) income	(68,721)	13,817	(47,420)	25,683
Net loss attributable to redeemable noncontrolling interest	—	(2,596)	—	(6,862)
Net (loss) income attributable to common stockholders	$(68,721)	$16,413	$(47,420)	$32,545

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$180,052	$158,443	$353,040	$314,064
Digital Wholesale	23,525	68,787	52,102	133,623
Other	15,115	12,507	29,346	24,013
Total	$218,692	$239,737	$434,488	$471,700
Segment Income (Loss) from Operations:
U.S. Marketplace	$42,043	$24,619	$76,260	$51,158
Digital Wholesale	(138,158)	(6,307)	(148,498)	(17,532)
Other	2,531	(574)	4,938	(1,829)
Total	$(93,584)	$17,738	$(67,300)	$31,797

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Marketplace	89%	71%	88%	72%
Wholesale	6	13	7	12
Product	5	15	5	16
Total revenue	100	100	100	100
Cost of revenue:
Marketplace	6	6	6	7
Wholesale	6	10	6	10
Product	5	15	5	16
Total cost of revenue	17	32	18	32
Gross profit	83	68	82	68
Operating expenses:
Sales and marketing	38	32	38	33
Product, technology, and development	17	16	17	16
General and administrative	13	11	13	11
Goodwill and other long-lived asset impairment	58	—	29	—
Depreciation and amortization	1	2	1	2
Total operating expenses	126	61	98	61
Income from operations	(43)	7	(15)	7
Other income, net:
Interest income	1	2	1	2
Other income, net	0	0	0	0
Total other income, net	1	2	2	2
(Loss) income before income taxes	(41)	9	(14)	9
(Benefit from) provision for income taxes	(10)	4	(3)	3
Consolidated net (loss) income	(31)	6	(11)	5
Net loss attributable to redeemable noncontrolling interest	—	(1)	—	(1)
Net (loss) income attributable to common stockholders	(31)%	7%	(11)%	7%

For the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Revenue:
U.S. Marketplace	82%	66%	81%	67%
Digital Wholesale	11	29	12	28
Other	7	5	7	5
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	23%	16%	22%	16%
Digital Wholesale	(587)	(9)	(285)	(13)
Other	17	(5)	17	(8)
Total	(43)%	7%	(15)%	7%

For the three months ended June 30, 2024 and 2023

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$195,167	$170,950	$24,217	14%
Wholesale	13,119	31,952	(18,833)	(59)
Product	10,406	36,835	(26,429)	(72)
Total	$218,692	$239,737	$(21,045)	(9)%
Percentage of total revenue:
Marketplace	89%	71%
Wholesale	6	13
Product	5	15
Total	100%	100%

Overall revenue decreased $21.0 million, or 9%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Marketplace revenue increased $24.2 million, or 14%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 89% of total revenue for the three months ended June 30, 2024, compared to 71% of total revenue for the three months ended June 30, 2023. The increase was due to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average subscription revenue and revenue expansion through product adoption or upgrades and price increases for existing dealers. The increase was additionally driven by an increase in TDO revenue as we expanded into more geographies following the completion of the pilot in the three months ended June 30, 2024.

Wholesale revenue decreased $18.8 million, or 59%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 6% of total revenue for the three months ended June 30, 2024, compared to 13% of total revenue for the three months ended June 30, 2023. The decrease was due primarily to a 58% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 8,778 for the three months ended June 30, 2024, from 20,793 for the three months ended June 30, 2023.

Product revenue decreased $26.4 million, or 72%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 5% of total revenue for the three months ended June 30, 2024, compared to 15% of total revenue for the three months ended June 30, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, including lower average vehicle selling prices and lower transaction fees, due to the decrease in Transactions. The decrease in product revenue was offset in part by an increase in proceeds received from the sale of vehicles acquired through arbitration.

Segment Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$180,052	$158,443	$21,609	14%
Digital Wholesale	23,525	68,787	(45,262)	(66)
Other	15,115	12,507	2,608	21
Total	$218,692	$239,737	$(21,045)	(9)%
Percentage of total revenue:
U.S. Marketplace	82%	66%
Digital Wholesale	11	29
Other	7	5
Total	100%	100%

U.S. Marketplace segment revenue increased $21.6 million, or 14%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 82% of total revenue for the three months ended June 30, 2024, compared to 66% of total revenue for the three months ended June 30, 2023. The increase was due primarily to a $24.2 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $45.3 million, or 66%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 11% of total revenue for the three months ended June 30, 2024, compared to 29% of total revenue for the three months ended June 30, 2023. The decrease in Digital Wholesale segment revenue was due to an $18.8 million decrease in wholesale revenue and a $26.4 million decrease in product revenue, as described above.

Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$13,145	$15,474	$(2,329)	(15)%
Wholesale	12,633	24,428	(11,795)	(48)
Product	10,470	35,694	(25,224)	(71)
Total	$36,248	$75,596	$(39,348)	(52)%
Percentage of total revenue:
Marketplace	6%	6%
Wholesale	6	10
Product	5	15
Total	17%	32%

Overall cost of revenue decreased $39.3 million, or 52%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Marketplace cost of revenue decreased $2.3 million, or 15%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 6% of total revenue for both the three months ended June 30, 2024 and 2023. The decrease was due primarily to a $1.4 million decrease in fees related to provisioning advertising campaigns on our websites.

Wholesale cost of revenue decreased $11.8 million, or 48%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 6% of total revenue for the three months ended June 30, 2024, compared to 10% of total revenue for the three months ended June 30, 2023. The decrease was due primarily to a $6.0 million decrease in transportation expense and a $1.4 million decrease in inspection expense as a result of lower Transaction volume. The decrease was also due in part to a $3.8 million decrease in amortization, primarily due to the acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024.

Product cost of revenue decreased $25.2 million, or 71%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 5% of total revenue for the three months ended June 30, 2024, compared to 15% of total revenue for the three months ended June 30, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of lower Transaction volume. The decrease in product cost of revenue was offset in part by an increase in expenses related to vehicles sold to dealers acquired through arbitration.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$82,311	$77,838	$4,473	6%
Percentage of total revenue	38%	32%

Sales and marketing expense increased $4.5 million, or 6%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was due primarily to a $4.0 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market. The increase in sales and marketing expense was further driven by our new brand campaign and marketing efforts.

Product, Technology, and Development Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$36,580	$37,391	$(811)	(2)%
Percentage of total revenue	17%	16%

Product, technology, and development expense decreased $0.8 million, or 2%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was due primarily to a $2.3 million decrease in expense as a result of increased website development capitalization. The decrease was offset in part by a $1.3 million increase in salaries and employee-related expenses due primarily to merit increases.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$27,429	$27,267	$162	1%
Percentage of total revenue	13%	11%

General and administrative expense remained relatively flat during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Goodwill and Other Long-Lived Asset Impairment

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Goodwill and other long-lived asset impairment	$127,475	$—	$127,475	NM (1)
Percentage of total revenue	58%	0%
(1)
Not meaningful

Goodwill and other long-lived asset impairment increased $127.5 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, we identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.5 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For further discussion of impairments related to right-of-use assets, intangible assets, and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,233	$3,907	$(1,674)	(43)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $1.7 million, or 43%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was due primarily to the customer relationships intangible asset related to the Digital Wholesale segment becoming fully amortized during the first quarter of 2024.

Other Income, net

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$2,440	$4,333	$(1,893)	(44)%
Other income, net	721	347	374	108
Total other income, net	$3,161	$4,680	$(1,519)	(32)%
Percentage of total revenue:
Interest income	1%	2%
Other income, net	0	0
Total other income, net	1%	2%

Total other income, net decreased $1.5 million, or 32%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The $1.9 million decrease in interest income was due primarily to the decrease in cash equivalents to fund the 2024 Share Repurchase Program (as defined below). Other income, net was relatively flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

(Benefit from) Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(21,702)	$8,601	$(30,303)	(352)%
Percentage of total revenue	(10)%	4%

(Benefit from) provision for income taxes changed $30.3 million, or 352%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increased federal and state research development tax credits and a $31.5 million discrete deferred tax benefit in association with the goodwill and long-term assets impairment charges related to the CarOffer reporting unit recognized during the three months ended June 30, 2024. This was partially offset by a net $1.2 million tax expense related to the windfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the three months ended June 30, 2024, compared to an aggregated $2.6 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the three months ended June 30, 2023.

Segment Income (Loss) from Operations

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$42,043	$24,619	$17,424	71%
Digital Wholesale	(138,158)	(6,307)	(131,851)	(2,091)
Other	2,531	(574)	3,105	541
Total	$(93,584)	$17,738	$(111,322)	(628)%
Percentage of segment revenue:
U.S. Marketplace	23%	16%
Digital Wholesale	(587)	(9)
Other	17	(5)
Total	(43)%	7%

U.S. Marketplace segment income from operations increased $17.4 million, or 71%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented 23% of U.S. Marketplace segment revenue for the three months ended June 30, 2024, compared to 16% of U.S. Marketplace segment revenue for the three months ended June 30, 2023. The increase was due to an increase in revenue of $21.6 million, a decrease in cost of revenue of $2.3 million, and an increase in operating expenses of $6.5 million.

Digital Wholesale segment loss from operations increased $131.9 million, or 2,091%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and represented (587)% of Digital Wholesale segment revenue for the three months ended June 30, 2024, compared to (9)% of Digital Wholesale segment revenue for the three months ended June 30, 2023. The increase in the loss was due to a decrease in revenue of $45.3 million, a decrease in cost of revenue of $37.0 million, and an increase in operating expenses of $123.6 million. The increase in operating expenses was inclusive of $127.5 million of impairment expense related to the CarOffer reporting unit. For further discussion of impairments related to right-of-use assets, intangible assets and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

For the six months ended June 30, 2024 and 2023

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$382,386	$338,077	$44,309	13%
Wholesale	29,244	57,138	(27,894)	(49)
Product	22,858	76,485	(53,627)	(70)
Total	$434,488	$471,700	$(37,212)	(8)%
Percentage of total revenue:
Marketplace	88%	72%
Wholesale	7	12
Product	5	16
Total	100%	100%

Overall revenue decreased $37.2 million, or 8%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Marketplace revenue increased $44.3 million, or 13%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 88% of total revenue for the six months ended June 30, 2024, compared to 72% of total revenue for the six months ended June 30, 2023. The increase was due to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average subscription revenue and revenue expansion through product adoption or upgrades and price increases for existing dealers. The increase was additionally driven by an increase in TDO revenue as we expanded into more geographies following the completion of the pilot in the six months ended June 30, 2024.

Wholesale revenue decreased $27.9 million, or 49%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 7% of total revenue for the six months ended June 30, 2024, compared to 12% of total revenue for the six months ended June 30, 2023. The decrease was due primarily to a 50% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 19,080 for the six months ended June 30, 2024, from 38,298 for the six months ended June 30, 2023.

Product revenue decreased $53.6 million, or 70%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 5% of total revenue for the six months ended June 30, 2024, compared to 16% of total revenue for the six months ended June 30, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, including lower average vehicle selling prices and lower transaction fees, due to the decrease in Transactions, as well as a decrease in average vehicle selling price. The decrease in product revenue was also due in part to a decrease in proceeds received from the sale of vehicles acquired through arbitration as a result of decreased arbitration claims primarily due to lower Transaction volume.

Segment Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$353,040	$314,064	$38,976	12%
Digital Wholesale	52,102	133,623	(81,521)	(61)
Other	29,346	24,013	5,333	22
Total	$434,488	$471,700	$(37,212)	(8)%
Percentage of total revenue:
U.S. Marketplace	81%	67%
Digital Wholesale	12	28
Other	7	5
Total	100%	100%

U.S. Marketplace segment revenue increased $39.0 million, or 12%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 81% of total revenue for the six months ended June 30, 2024, compared to 67% of total revenue for the six months ended June 30, 2023. The increase was due primarily to a $44.3 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $81.5 million, or 61%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 12% of total revenue for the six months ended June 30, 2024, compared to 28% of total revenue for the six months ended June 30, 2023. The decrease in Digital Wholesale segment revenue was due to a $27.9 million decrease in wholesale revenue and a $53.6 million decrease in product revenue, as described above.

Cost of Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$27,530	$31,007	$(3,477)	(11)%
Wholesale	26,857	46,496	(19,639)	(42)
Product	22,696	75,076	(52,380)	(70)
Total	$77,083	$152,579	$(75,496)	(49)%
Percentage of total revenue:
Marketplace	6%	7%
Wholesale	6	10
Product	5	16
Total	18%	32%

Overall cost of revenue decreased $75.5 million, or 49%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Marketplace cost of revenue decreased $3.5 million, or 11%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 6% of total revenue for the six months ended June 30, 2024, compared to 7% of total revenue for the six months ended June 30, 2023. The decrease was due primarily to a $2.6 million decrease in fees related to provisioning advertising campaigns on our websites.

Wholesale cost of revenue decreased $19.6 million, or 42%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 6% of total revenue for the six months ended June 30, 2024, compared to 10% of total revenue for the six months ended June 30, 2023. The decrease was due primarily to a $9.4 million decrease in transportation expense and a $2.4 million decrease in inspection expense as a result of lower Transaction volume. The decrease was also due in part to a $7.0 million decrease in amortization, primarily due to the acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024.

Product cost of revenue decreased $52.4 million, or 70%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 5% of total revenue for the six months ended June 30, 2024, compared to 16% of total revenue for the six months ended June 30, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of decreased Transactions. The decrease in product cost of revenue was also due in part to a decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims primarily due to lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$164,585	$153,415	$11,170	7%
Percentage of total revenue	38%	33%

Sales and marketing expense increased $11.2 million, or 7%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was due primarily to a $10.7 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market. The increase in sales and marketing expense was further driven by our new brand campaign and marketing efforts.

Product, Technology, and Development Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$72,125	$73,998	$(1,873)	(3)%
Percentage of total revenue	17%	16%

Product, technology, and development expense decreased $1.9 million, or 3%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was due primarily to a $4.6 million decrease in expenses as a result of increased website development capitalization and a $1.7 million decrease in consulting services. The decrease was offset in part by a $2.5 million increase in salaries and employee-related expenses due primarily to merit increases and a $0.9 million increase in software subscriptions.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$55,495	$52,186	$3,309	6%
Percentage of total revenue	13%	11%

General and administrative expense increased $3.3 million, or 6%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was due primarily to a $3.4 million increase in salaries and employee-related expenses, due primarily to an 8% increase in headcount and merit increases.

Goodwill and Other Long-Lived Asset Impairment

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Goodwill and other long-lived asset impairment	$127,475	$—	$127,475	NM (1)
Percentage of total revenue	29%	0%
(1)
Not meaningful

Goodwill and other long-lived asset Impairment increased $127.5 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. During the three months ended June 30, 2024, we identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.5 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For further discussion of impairments related to right-of-use assets, intangible assets, and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$5,025	$7,725	$(2,700)	(35)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $2.7 million, or 35%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was due primarily to the customer relationships intangible asset related to the Digital Wholesale segment becoming fully amortized during the first quarter of 2024.

Other Income, net

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$6,346	$8,076	$(1,730)	(21)%
Other income, net	216	942	(726)	(77)
Total other income, net	$6,562	$9,018	$(2,456)	(27)%
Percentage of total revenue:
Interest income	1%	2%
Other income, net	0	0
Total other income, net	2%	2%

Total other income, net decreased $2.5 million, or 27%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The $1.7 million decrease in interest income was due primarily to the decrease in cash equivalents to fund the 2024 Share Repurchase Program. The decrease in interest income was also due in part to the sale of short-term investments during the first quarter of 2024. The $0.7 million decrease in other income, net was due primarily to immaterial foreign currency losses in the current year compared to immaterial foreign currency gains in the prior year.

(Benefit from) Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(13,318)	$15,132	$(28,450)	(188)%
Percentage of total revenue	(3)%	3%

(Benefit from) provision for income taxes changed $28.5 million, or 188%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to increased federal and state research and development tax credits and a $31.5 million discrete deferred tax benefit in association with the goodwill and long-term assets impairment charges related to the CarOffer reporting unit recognized during the six months ended June 30, 2024 This was partially offset by a net $1.6 million tax expense related to the windfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the six months ended June 30, 2024, compared to an aggregated $4.2 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the six months ended June 30, 2023.

Segment Income (Loss) from Operations

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$76,260	$51,158	$25,102	49%
Digital Wholesale	(148,498)	(17,532)	(130,966)	(747)
Other	4,938	(1,829)	6,767	370
Total	$(67,300)	$31,797	$(99,097)	(312)%
Percentage of segment revenue:
U.S. Marketplace	22%	16%
Digital Wholesale	(285)	(13)
Other	17	(8)
Total	(15)%	7%

U.S. Marketplace segment income from operations increased $25.1 million, or 49%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented 22% of U.S. Marketplace segment revenue for the six months ended June 30, 2024, compared to 16% of U.S. Marketplace segment revenue for the six months ended June 30, 2023. The increase was due to an increase in revenue of $39.0 million, a decrease in cost of revenue of $3.4 million, and an increase in operating expenses of $17.3 million.

Digital Wholesale segment loss from operations increased $131.0 million, or 747%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and represented (285)% of Digital Wholesale segment revenue for the six months ended June 30, 2024, compared to (13)% of Digital Wholesale segment revenue for the six months ended June 30, 2023. The increase in the loss was due to a decrease in revenue of $81.5 million, a decrease in cost of revenue of $72.0 million, and an increase in operating expenses of $121.5 million. The increase in operating expenses was inclusive of $127.5 million of impairment expense related to the CarOffer reporting unit. For further discussion of impairments related to right-of-use assets, intangible assets and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $216.2 million. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $291.4 million and short-term investments of $20.7 million. As of June 30, 2024, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

During the six months ended June 30, 2024 and 2023, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$123,561	$95,681
Net cash used in investing activities	(44,373)	(104,334)
Net cash used in financing activities	(153,975)	(101,069)
Impact of foreign currency on cash	(774)	211
Net decrease in cash, cash equivalents, and restricted cash	$(75,561)	$(109,511)

Our operations have been financed primarily from operating activities. During the six months ended June 30, 2024 and 2023, we generated cash from operating activities of $123.6 million and $95.7 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with our facilities buildout under our 1001 Boylston Street lease in excess of tenant improvement allowance; payments received in advance from a third-party transaction processor; activity under the 2024 Share Repurchase Program; and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report and in the “Risk Factors” section in Part II, Item 1A in this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of June 30, 2024, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

In connection with the 1001 Boylston Street lease, we expect to spend an additional $16.3 million to complete our buildout, of which $11.5 million has been committed and remains unspent as of June 30, 2024. These costs will be partially reimbursable under the tenant improvement allowance.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended June 30, 2024, we repurchased and retired 2,654,807 shares for $61.4 million, exclusive of commissions and excise tax, at an average cost of $23.11 per share under the 2024 Share Repurchase Program. During the six months ended June 30, 2024, we repurchased and retired 6,193,001 shares for $142.4 million, exclusive of commissions and excise tax, at an average cost of $23.00 per share under the 2024 Share Repurchase Program. As of June 30, 2024, we had remaining authorization to purchase up to $107.6 million of our Class A common stock under the 2024 Share Repurchase Program.

To the extent that our operating income, existing cash, cash equivalents, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Business and Industry—We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part I, Item 1A in our Annual Report.

Operating Activities

Net cash provided by operating activities of $123.6 million during the six months ended June 30, 2024 was due primarily to consolidated net loss of $47.4 million, adjusted for $127.7 million of goodwill and other long-lived asset impairment due to recent organizational changes and Transaction volume declines, which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit, $31.2 million of stock-based compensation expense for equity classified awards to employees, $44.2 million of deferred taxes, and depreciation and amortization expense of $13.1 million. Net cash provided by operating activities was also attributable to a $27.4 million increase in lease obligations primarily related to our new headquarters at 1001 Boylston Street.

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

Investing Activities

Net cash used in investing activities of $44.4 million during the six months ended June 30, 2024 was due primarily to $54.6 million in purchases of property and equipment primarily related to our new headquarters at 1001 Boylston Street and $10.7 million in capitalized website development costs due to continued investment in our product offerings, offset in part by $21.2 million in sales of short-term investments.

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

Financing Activities

Net cash used in financing activities of $154.0 million during the six months ended June 30, 2024 was due primarily to $142.5 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program and $11.4 million related to the payment of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $101.1 million during the six months ended June 30, 2023 was due primarily to $91.5 million of payment for the repurchase of our Class A common stock under the share repurchase program announced by our Board of Directors in December 2022, pursuant to which we could, from time to time, purchase of shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, $6.9 million of payment of withholding taxes on net share settlements of restricted stock units, and $2.7 million of change in gross advance payments received from third-party transaction processor.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangement or material leases that are less than 12 months in duration that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of liability-classified compensation awards. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity. For the three and six months ended June 30, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest and the valuation of liability-classified compensation awards.

During the three months ended June 30, 2024, we identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. We performed an updated fair value analysis of the CarOffer reporting unit, resulting in an excess of carrying value over fair value of the CarOffer reporting unit.

Due to the partial impairment of the CarOffer reporting unit goodwill, the remaining goodwill balance related to this reporting unit is still considered to be at risk for future impairments. If projected future operating results further decline, including as a result of economic conditions or operational challenges, we may need to record additional impairment charges to further reduce the goodwill at the CarOffer reporting unit, which could be material and negatively affect our operations.

For further discussion of impairments related to right-of-use assets, intangible assets, and goodwill in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

For a detailed explanation of the judgments made in these areas, refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of June 30, 2024, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of June 30, 2024, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

As of June 30, 2024, we had cash and cash equivalents of $216.2 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $312.1 million, which consisted of bank deposits, money market accounts, and mutual funds.

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

Foreign Currency Exchange Risk

As of June 30, 2024 and December 31, 2023, we had immaterial foreign currency exposures in the British pound, the Euro, and the Canadian dollar. Historically, because our operations and sales have been primarily in the U.S., we have not faced any significant foreign currency risk.

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

At December 31, 2023, we had unremediated operational control deficiencies at CarOffer associated with the operation of logical access and change management of information technology, or IT, general controls, or IT General Controls, around program change and logical access in certain IT systems. Therefore, we were not able to have consistent, effective operation of manual controls that rely on data produced by and maintained within these affected IT systems. As of June 30, 2024, management was unable to demonstrate the consistent, effective operation of IT General Controls and manual controls that rely on data produced by and maintained within affected IT systems due to the limited remediation period. As a result, we did not have effective operation of internal controls over financial reporting to address the risks of material misstatement of various financial statement accounts at June 30, 2024. Management has determined that the impact of the previously identified deficiencies continue to aggregate into a material weakness at June 30, 2024.

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

Management is committed to successfully implementing the remediation plan as promptly as possible. As of June 30, 2024, management has implemented or enhanced certain controls to address specific issues related to the material weakness. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Business and Industry—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.” in Part I, Item 1A in our Annual Report.

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

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report, which could materially affect our business, financial condition, or future results, in addition to the information set forth in this Quarterly Report. The risk factor set forth below updates the risk factors in our Annual Report.

Our goodwill, intangible assets, and right-of-use assets have been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We evaluate the recoverability of recognized goodwill amounts and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment, including identification of triggering events for reassessment and determination of the fair value of related assets. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Future events may cause impairments of our goodwill or intangible assets based on factors such as the price of our Class A common stock, projected cash flows, assumptions used, or other variables.

In the three months ended June 30, 2024, we recognized a partial impairment charge of $127.5 million related to the CarOffer reporting unit. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets, or right-of-use assets. We may be required to record an additional charge during the period in which further impairment of our goodwill or intangible assets is determined, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended June 30, 2024:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2024 through April 30, 2024	1,240,919	$22.58	1,240,919	$140,913
May 1, 2024 through May 31, 2024	1,294,706	$23.54	1,294,706	$110,436
June 1, 2024 through June 30, 2024	119,182	$23.94	119,182	$107,583
Total	2,654,807	$23.11	2,654,807	$107,583
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
(3)
The total number of shares of our Class A common stock purchased as part of the 2024 Share Repurchase Program was inclusive of any shares purchased but not settled as of June 30, 2024.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended June 30, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Dafna Sarnoff, Chief Marketing Officer	May 17, 2024	71,623 shares to be sold(2)	May 1, 2025

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

On December 15, 2023, Ms. Sarnoff adopted a “Rule 10b5-1 trading arrangement” that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading, or the Sarnoff 2023 Plan. Pursuant to the Sarnoff 2023 Plan, up to 73,817 shares were to be sold and it had an expiration date of March 31, 2025. On May 17, 2024, Ms. Sarnoff terminated the Sarnoff 2023 Plan.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed, furnished, or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	June 6, 2024	3.1
3.3	Third Amended and Restated By-laws of the Registrant.	8-K	001-38233	June 6, 2024	3.2
10.1#	Offer Letter, dated September 29, 2023, by and between the Registrant and Zachary Hallowell.					X
10.2

Change Orders dated April 12, 2024 and May 3, 2024 to Indenture of Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of December 19, 2019, as amended.*

X
10.3	Second Amendment to Sublease, dated April 30, 2024, by and between the Registrant and HubSpot, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)					X

# Indicates a management contract or compensatory plan.

* The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the staff of the SEC upon request.

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

CarGurus, Inc.

Date: August 8, 2024	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)