Form 10-Q
period 2024-09-30
CarGurus, Inc.
filed 2024-11-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-38233

CARGURUS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3843478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Boylston Street, 16th Floor Boston, Massachusetts	02115
(Address of principal executive offices)	(Zip Code)

(617) 354-0068

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of October 31, 2024, the registrant had 87,950,796 shares of Class A common stock, $0.001 par value per share, and 15,757,238 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the ability of our combined suite of offerings to increase a dealer’s return on investment, add scale to our marketplace network, drive powerful network effects, create powerful synergies for dealers, transform the car-shopping journey for both consumers and dealers, and become the marketplace for all steps of the vehicle acquisition and sale processes;
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
•
our expectations regarding the funding of our share repurchase programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$246,748	$291,363
Short-term investments	—	20,724
Accounts receivable, net of allowance for doubtful accounts of $826 and $610, respectively	44,542	39,963
Inventory	345	331
Prepaid expenses, prepaid income taxes and other current assets	19,085	25,152
Deferred contract costs	11,924	11,095
Restricted cash	3,993	2,563
Total current assets	326,637	391,191
Property and equipment, net	126,612	83,370
Intangible assets, net	12,389	23,056
Goodwill	47,220	157,898
Operating lease right-of-use assets	127,125	169,682
Deferred tax assets	120,642	73,356
Deferred contract costs, net of current portion	13,274	12,998
Other non-current assets	4,262	7,376
Total assets	$778,161	$918,927
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$47,238	$47,854
Accrued expenses, accrued income taxes and other current liabilities	31,582	33,718
Deferred revenue	21,882	21,322
Operating lease liabilities	9,886	12,284
Total current liabilities	110,588	115,178
Operating lease liabilities	178,909	182,106
Deferred tax liabilities	—	58
Other non–current liabilities	5,191	4,733
Total liabilities	294,688	302,075
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 87,582,147 and 92,175,243 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	88	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,757,238 and 15,999,173 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	154,452	263,498
Retained earnings	329,238	354,147
Accumulated other comprehensive loss	(321)	(901)
Total stockholders’ equity	483,473	616,852
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$778,161	$918,927

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Marketplace	$204,019	$177,909	$586,405	$515,986
Wholesale	12,107	21,735	41,351	78,873
Product	15,232	19,775	38,090	96,260
Total revenue	231,358	219,419	665,846	691,119
Cost of revenue (1)
Marketplace	13,521	14,823	41,051	45,830
Wholesale (2)	20,415	21,284	47,272	67,780
Product	14,871	19,014	37,567	94,090
Total cost of revenue	48,807	55,121	125,890	207,700
Gross profit	182,551	164,298	539,956	483,419
Operating expenses
Sales and marketing	81,216	76,828	245,801	230,243
Product, technology, and development	36,359	35,434	108,484	109,432
General and administrative	28,187	24,904	83,682	77,090
Goodwill and other asset impairment	7,026	—	134,501	—
Depreciation and amortization	2,329	4,037	7,354	11,762
Total operating expenses	155,117	141,203	579,822	428,527
Income (loss) from operations	27,434	23,095	(39,866)	54,892
Other income, net
Interest income	2,717	5,261	9,063	13,337
Other (expense) income, net	(94)	(1,094)	122	(152)
Total other income, net	2,623	4,167	9,185	13,185
Income (loss) before income taxes	30,057	27,262	(30,681)	68,077
Provision for (benefit from) income taxes	7,546	8,289	(5,772)	23,421
Consolidated net income (loss)	22,511	18,973	(24,909)	44,656
Net loss attributable to redeemable noncontrolling interest	—	(3,329)	—	(10,191)
Net income (loss) attributable to common stockholders	$22,511	$22,302	$(24,909)	$54,847
Net income (loss) per share attributable to common stockholders: (Note 11)
Basic	$0.22	$0.20	$(0.24)	$0.48
Diluted	$0.21	$0.17	$(0.24)	$0.39
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	103,321,988	113,223,711	104,769,518	113,998,928
Diluted	105,059,283	114,322,279	104,769,518	114,901,736
(1)
Includes depreciation and amortization expense for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023 of $2,849, $8,433, $10,968, and $23,951, respectively.
(2)
Includes impairment of other assets for the three months ended September 30, 2024 of $9,750. There was no impairment of other assets for the three months ended September 30, 2023. Includes impairment of other assets for the nine months ended September 30, 2024 and 2023 of $9,930 and $184, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated net income (loss)	$22,511	$18,973	$(24,909)	$44,656
Other comprehensive income:
Foreign currency translation adjustment	1,382	(778)	580	(475)
Consolidated comprehensive income (loss)	23,893	18,195	(24,329)	44,181
Comprehensive loss attributable to redeemable noncontrolling interests	—	(3,329)	—	(10,191)
Comprehensive income (loss) attributable to common stockholders	$23,893	$21,524	$(24,329)	$54,372

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2023	$—	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	—	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	—	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	—	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	$—	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362
Net loss	$—	—	$—	—	$—	$—	$(68,721)	$—	$(68,721)
Stock–based compensation expense	—	—	—	—	—	17,198	—	—	17,198
Issuance of common stock upon exercise of stock options	—	54,382	—	—	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	—	803,405	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(273,422)	—	—	—	(6,291)	—	—	(6,291)
Repurchase of common stock	—	(2,654,807)	(3)	—	—	(61,791)	—	—	(61,794)
Other (Note 6)	—	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	(203)	(203)
Balance as of June 30, 2024	$—	87,005,403	$87	15,999,173	$16	$146,946	$306,727	$(1,703)	$452,073
Net income	$—	—	$—	—	$—	$—	$22,511	$—	$22,511
Stock–based compensation expense	—	—	—	—	—	16,994	—	—	16,994
Issuance of common stock upon exercise of stock options	—	58,922	—	—	—	49	—	—	49
Issuance of common stock upon vesting of restricted stock units	—	676,910	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(236,722)	—	—	—	(5,986)	—	—	(5,986)
Repurchase of common stock	—	(164,301)	—	—	—	(3,550)	—	—	(3,550)
Conversion of common stock	—	241,935	—	(241,935)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,382	1,382
Balance as of September 31, 2024	$—	87,582,147	$88	15,757,238	$16	$154,452	$329,238	$(321)	$483,473

Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	$734,609
Net (loss) income	(4,266)	—	—	—	—	—	16,132	—	16,132
Stock–based compensation expense	—	—	—	—	—	16,049	—	—	16,049
Issuance of common stock upon exercise of stock options	—	7,700	—	—	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units	—	959,935	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(335,448)	—	—	—	(5,652)	—	—	(5,652)
Repurchase of common stock	—	(3,989,861)	(4)	—	—	(65,760)	—	—	(65,764)
Tax distributions to redeemable noncontrolling interest holders	(8)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	415	415
Balance as of March 31, 2023	$32,475	98,278,975	$98	15,999,173	$16	$357,748	$339,175	$(1,229)	$695,808
Net (loss) income	$(2,596)	—	$—	—	$—	$—	$16,413	$—	$16,413
Stock-based compensation expense	—	—	—	—	—	15,895	—	—	15,895
Issuance of common stock upon exercise of stock options	—	1,480	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	697,879	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(240,674)	—	—	—	(5,196)	—	—	(5,196)
Repurchase of common stock	—	(1,311,387)	(1)	—	—	(21,963)	—	—	(21,964)
Tax distributions to redeemable noncontrolling interest holders	(14)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(112)	(112)
Balance at June 30, 2023	$29,865	97,426,273	$97	15,999,173	$16	$346,494	$355,588	$(1,341)	$700,854
Net (loss) income	$(3,329)	—	$—	—	$—	$—	$22,302	$—	$22,302
Stock-based compensation expense	—	—	—	—	—	15,668	—	—	15,668
Issuance of common stock upon exercise of stock options	—	6,654	—	—	—	45	—	—	45
Issuance of common stock upon vesting of restricted stock units	—	615,273	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(214,187)	—	—	—	(3,915)	—	—	(3,915)
Repurchase of common stock	—	(956,248)	(1)	—	—	(17,181)	—	—	(17,182)
Tax distributions to redeemable noncontrolling interest holders	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(778)	(778)
Balance at September 30, 2023	$26,536	96,877,765	$97	15,999,173	$16	$341,110	$377,890	$(2,119)	$716,994

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Consolidated net (loss) income	$(24,909)	$44,656
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,322	35,713
Gain on sale of property and equipment	—	(460)
Currency (gain) loss on foreign denominated transactions	(234)	249
Other non-cash (income) expense, net	(816)	168
Deferred taxes	(47,344)	(32,129)
Provision for doubtful accounts	1,534	247
Stock-based compensation expense	46,614	43,769
Amortization of deferred financing costs	387	387
Amortization of deferred contract costs	10,241	8,629
Goodwill and other asset impairment	144,431	184
Changes in operating assets and liabilities:
Accounts receivable	(5,393)	337
Inventory	149	4,959
Prepaid expenses, prepaid income taxes, and other assets	7,093	6,027
Deferred contract costs	(11,307)	(13,688)
Accounts payable	10,770	1,177
Accrued expenses, accrued income taxes, and other liabilities	(2,568)	1,016
Deferred revenue	555	8,797
Lease obligations	32,232	11,993
Net cash provided by operating activities	179,757	122,031
Investing Activities
Purchases of property and equipment	(64,937)	(9,048)
Proceeds from sale of property and equipment	—	460
Capitalization of website development costs	(15,314)	(11,773)
Purchases of short-term investments	(494)	(96,748)
Sale of short-term investments	21,218	5,000
Advance payments to customers, net of collections	259	(2,908)
Net cash used in investing activities	(59,268)	(115,017)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	75	74
Payment of withholding taxes on net share settlements of restricted stock units	(17,391)	(11,738)
Repurchases of common stock	(146,180)	(107,409)
Payment of finance lease obligations	(56)	(52)
Payment of tax distributions to redeemable noncontrolling interest holders	—	(38)
Change in gross advance payments received from third-party transaction processor	(704)	(4,523)
Net cash used in financing activities	(164,256)	(123,686)
Impact of foreign currency on cash, cash equivalents, and restricted cash	582	(506)
Net decrease in cash, cash equivalents, and restricted cash	(43,185)	(117,178)
Cash, cash equivalents, and restricted cash at beginning of period	293,926	484,132
Cash, cash equivalents, and restricted cash at end of period	$250,741	$366,954
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36,959	$48,933
Cash paid for operating lease liabilities	$11,213	$14,762
Cash paid for interest	$611	$411
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$6,592	$5,706
Unpaid withholding taxes on net share settlement of restricted stock units	$120	$3,029
Unpaid repurchases of common stock	$—	$1,173
Unpaid excise tax on repurchases of common stock	$2,503	$617
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$5,227	$3,843
Obtaining a right-of-use asset in exchange for an operating lease liability	$(5,029)	$145,607

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

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 13 of the Unaudited Condensed Consolidated Financial Statements (as defined in Note 2 of the Unaudited Condensed Consolidated Financial Statements) for further segment reporting and geographic information.

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

While the Company disclosed unpaid excise tax on repurchases of common stock within unpaid repurchases of common stock in the Unaudited Condensed Consolidated Statements of Cash Flows in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 7, 2023, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the quarterly period ended September 30, 2023, present unpaid excise tax on repurchases of common stock separately from unpaid repurchases of common stock to conform to the current year presentation.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the Unaudited Condensed Consolidated Financial Statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those described in Note 14 of these Unaudited Condensed Consolidated Financial Statements.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, allowance for doubtful accounts, the impairment of long-lived assets, the capitalization of product, technology, and development costs for website development, internal-use software, and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of the Company’s net deferred tax assets and related valuation allowance, the valuation of inventory and the valuation of liability-classified compensation awards. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity. For the three and nine months ended September 30, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest.

During the three months ended June 30, 2024, the Company identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and declines in the volume of the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the applicable period within the Digital Wholesale segment ("Transactions"), which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit. During the three months ended June 30, 2024, the Company performed an updated fair value analysis of the CarOffer reporting unit, resulting in an excess of carrying value over fair value of the CarOffer reporting unit, which led to the impairment of the CarOffer reporting unit, as discussed in Note 6 of the Unaudited Condensed Consolidated Financial Statements.

During the three months ended September 30, 2024, there was no additional impairment related to the CarOffer reporting unit.

Due to the partial impairment of the CarOffer reporting unit goodwill and other long-term assets during the three months ended June 30, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect its operations.

For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of net accounts receivable and other receivables. All of accounts receivable was dispersed among more than 1,000 customers. Therefore, there is no significant credit risk with respect to accounts receivable because credit risk is dispersed due to the large number of customers.

For the three and nine months ended September 30, 2024 and 2023, no customer accounted for more than 10% of total revenue.

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

As of September 30, 2024, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,216, offset by payments received in advance of $1,311, which resulted in a net receivable of $905 recognized within accounts receivable in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,868, offset by payments received in advance of $2,015, which resulted in a net receivable of $853 recognized within accounts receivable, net in the consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, $11,795 and $9,581, respectively, was included in net accounts receivable, representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2024, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

3. Revenue Recognition

The following table summarizes revenue from contracts with customers by services and products for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace	$204,019	$177,909	$586,405	$515,986
Dealer-to-Dealer	13,876	23,290	47,867	84,945
Sell My Car - Instant Max Cash Offer	13,463	18,220	31,574	90,188
Total	$231,358	$219,419	$665,846	$691,119

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2024, was approximately $57.6 million, which the Company expects to recognize over the next twelve months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2024. For performance obligations not satisfied as of September 30, 2024, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2024.

For the three months ended September 30, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,785 and $21,267, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,322 and $12,249, respectively.

4. Fair Value of Financial Instruments

As of September 30, 2024 and December 31, 2023, assets measured at fair value on a recurring basis consist of the following:

	As of September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$137,781	$—	$—	$137,781
Total	$137,781	$—	$—	$137,781

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$73,449	$—	$—	$73,449
Short-term investments:
Mutual funds	20,724	—	—	20,724
Total	$94,173	$—	$—	$94,173

For the three months ended September 30, 2024, there was no dividend income recognized within interest income in the Unaudited Condensed Consolidated Income Statements. For the three months ended September 30, 2023 and for the nine months ended September 30, 2024 and 2023, dividend income recognized within interest income in the Unaudited Condensed Consolidated Income Statement was immaterial.

For the three months ended September 30, 2024, there was no unrealized and realized gain on short-term investments in equity securities. For the three months ended September 30, 2023 and for the nine months ended September 30, 2024 and 2023, unrealized and realized gain on short-term investments in equity securities was immaterial.

As of September 30, 2024, the Company did not have any short-term investments as all were sold during the nine months ended September 30, 2024.

5. Property and Equipment, Net

As of September 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

	As of September 30, 2024	As of December 31, 2023
Capitalized equipment	$7,769	$1,326
Capitalized internal-use software	18,280	12,279
Capitalized website development	57,258	57,158
Furniture and fixtures	13,660	8,149
Leasehold improvements	92,952	23,308
Construction in progress	—	39,835
Finance lease right-of-use assets	188	288
	190,107	142,343
Less accumulated depreciation and amortization	(63,495)	(58,973)
Total	$126,612	$83,370

During the nine months ended September 30, 2024, capitalized website development increased $100 due primarily to continued net investment in the Company's product offerings of $19,153, which was offset in part by a $15,583 impairment of capitalized website development costs due to the end of the CG Buy Online pilot which allowed consumers to purchase vehicles online, as well as a $3,470 disposal of fully depreciated assets for the Company's peer-to-peer product which the Company is no longer offering. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2024, capitalized equipment, furniture and fixtures, and leasehold improvements increased $6,443, $5,511, and $69,644, respectively, due primarily to assets being transferred out of construction in progress and placed into service, as well as additional buildout costs, as the Company began occupying 1001 Boylston Street. The Company also impaired $219 of furniture and fixtures due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2024, capitalized internal-use software increased $6,001, due primarily to continued net investment in the Company's software projects.

During the nine months ended September 30, 2024, construction in progress decreased $39,835 due primarily to assets being transferred out of construction in progress and placed into service in their respective categories as the Company began occupying 1001 Boylston Street.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and impairments, was $4,669, $4,962, $15,174, and $13,164, respectively.

6. Goodwill and Other Asset Impairments

CarOffer Impairment

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

The Company then evaluated other long-lived assets included in the CarOffer reporting unit under ASC 360, Property, Plant, and Equipment (“ASC 360”). Other long-lived assets were tested for impairment at the asset group level. The Company identified the asset group as the entire CarOffer reporting unit, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As the CarOffer asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. To estimate the fair value of the asset group, the Company utilized an income-based valuation approach by means of a discounted cash flow method, based on market participant assumptions. The assumptions used to estimate the fair value using a discounted cash flow method included forecasted revenue and EBITDA, long term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model. The excess of the carrying value of the asset group over the fair value was first allocated amongst the long-lived asset group (excluding goodwill), noting each individual long-lived asset within the group may not be impaired below its individual fair value.

As discussed below, the Company recognized impairments of CarOffer right-of-use assets of $4,731 and the CarOffer brand intangible asset of $7,538 to bring the long-lived assets’ carrying value to fair value. All other long-lived assets’ carrying value were at or below fair value. Subsequent to performing the impairment assessment of its long-lived assets, the Company then assessed goodwill included in the CarOffer reporting unit, resulting in an impairment charge of $115,206, inclusive of the deferred tax impact of $28,437 due to the goodwill being tax deductible. Refer below for further details of each impairment charge.

Accordingly, during the three months ended June 30, 2024, the Company recognized a $127,475 impairment to the CarOffer reporting unit, reducing its carrying value to its fair value. During the three months ended September 30, 2024, there was no additional impairment related to the CarOffer reporting unit.

Due to the partial impairment of the CarOffer reporting unit goodwill and other assets during the three months ended June 30, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect its operations.

Right-of-Use Asset

In connection with the triggering event discussed above, the Company assessed the right-of-use assets associated with CarOffer's Addison, Texas lease for impairment.

As noted above, the carrying value of the CarOffer asset group was determined to not be recoverable. As such, the Company evaluated the fair value of the CarOffer asset group as of June 30, 2024, using a discounted cash flow method that incorporated market participant assumptions. The resulting impairment loss was then allocated to each of the long-lived assets in the asset group, including the CarOffer right-of-use assets. The fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique. The Company estimated fair value using the discounted cash flow method, with key inputs including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated replacement costs.

As of June 30, 2024, a non-cash impairment charge of $4,731 was allocated to the right-of-use assets in the CarOffer asset group, which was recognized within goodwill and other asset impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

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

As of June 30, 2024, a non-cash impairment charge of $7,538 was allocated to the brand intangible asset for the CarOffer asset group, which was recognized within goodwill and other asset impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

As of September 30, 2024 and December 31, 2023, intangible assets consist of the following:

	As of September 30, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	6.4	$32,212	$12,285	$7,538	$12,389
Customer relationships	—	19,870	19,870	—	—
Developed technology	—	65,212	64,565	647	—
Total		$117,294	$96,720	$8,185	$12,389

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Brand	7.4	$32,193	$10,262	$—	$21,931
Customer relationships	0.0	19,870	19,620	—	250
Developed technology	0.0	65,212	63,690	647	875
Total		$117,275	$93,572	$647	$23,056

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, amortization of intangible assets was $509, $7,508, $3,148, and $22,549, respectively.

For the three months ended September 30, 2024, there was no impairment for intangible assets. For the nine months ended September 30, 2024, the Company impaired $7,538 of Digital Wholesale segment intangible assets within goodwill and other asset impairment operating expenses in the Unaudited Condensed Consolidated Income Statements related to the impairment discussed above.

As of September 30, 2024, estimated amortization expense of intangible assets for future periods is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2024	$509
2025	2,035
2026	2,035
2027	2,035
2028	2,035
2029	1,410
Thereafter	2,330
Total	$12,389

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

As of June 30, 2024, the carrying value for the CarOffer reporting unit (after adjustments for other long-lived asset impairments discussed above) exceeded its fair value, resulting in a non-cash impairment charge of $86,769, which was recognized within goodwill and other asset impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment. As the goodwill for the CarOffer reporting unit is tax deductible, the Company then calculated the deferred tax effect of the goodwill impairment charge using the simultaneous equation method. This resulted in additional goodwill impairment and deferred tax assets of $28,437, for a total goodwill impairment of $115,206 recognized within goodwill and other asset impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

During the three months ended September 30, 2024, there was no additional impairment related to the CarOffer reporting unit goodwill.

As of September 30, 2024, changes in the carrying value of goodwill are as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2023	$12,477	$130,451	$14,970	$157,898
Impairment of goodwill	—	(115,206)	—	(115,206)
Other (1)	—	4,323	—	4,323
Foreign currency translation adjustment	—	—	205	205
Balance as of September 30, 2024	$12,477	$19,568	$15,175	$47,220
(1)
As of September 30, 2024, the Company recognized an immaterial adjustment to goodwill and additional paid-in-capital, associated with the acquisitions of its equity interests in CarOffer.

As of September 30, 2024, the accumulated impairment losses of goodwill were $115,206. As of December 31, 2023, there were no accumulated impairment losses of goodwill.

CG Buy Online Impairment

During the three months ended September 30, 2024, the Company decided to end its CG Buy Online pilot in order to redirect those resources toward other investment opportunities, including continued product innovation and development across the business. The CG Buy Online pilot was one of the initiatives that allowed consumers to purchase vehicles online. The pilot ended on October 31, 2024.

This was identified as a triggering event for long-lived asset impairment testing under ASC 360. Other long-lived assets are tested for impairment at the asset group level, and the Company identified the asset group as the CG Buy Online Pilot assets, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These assets were included in the CG Buy Online reporting unit. As the asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. As the Company has decided to end this pilot, the estimated future cash flows, and related fair value are both $0. There is no goodwill associated with this asset group.

During the three months ended September 30, 2024, the Company impaired $15,583 and $219 of Digital Wholesale segment capitalized website development costs and furniture and fixtures, respectively, within property and equipment, net in the Unaudited Condensed Consolidated Balance Sheets. Additionally, the Company impaired $527 and $447 of capitalized hosting arrangements within prepaid expenses, prepaid income taxes and other current assets, and other non-current assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets. These costs were included in the CG Buy Online reporting unit. There is an immaterial remaining balance of these assets, that amortized until the end of the pilot on October 31, 2024.

For both the three and nine months ended September 30, 2024, the Company recognized $9,750 and $7,026 of Digital Wholesale segment impairment charges, related to the CG Buy Online pilot, as wholesale cost of revenue and goodwill and other asset impairment operating expense, respectively, in the Unaudited Condensed Consolidated Income Statement.

For the nine months ended September 30, 2024, the Company recognized $16,766 of Digital Wholesale segment impairment charges as goodwill and other asset impairment adjustment to reconcile net income to net cash in the Unaudited Condensed Consolidated Statements of Cash Flows.

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of September 30, 2024 and December 31, 2023, accrued expenses, accrued income taxes, and other current liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Accrued bonus	$11,685	$15,247
Other accrued expenses, accrued income taxes, and other current liabilities	19,897	18,471
Total	$31,582	$33,718

The decrease of $3,562 in accrued bonus was due primarily to the midyear payout of the fiscal year 2024 bonuses in third quarter of 2024.

8. Debt

As of September 30, 2024 and December 31, 2023, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2024.

As of September 30, 2024, there were no borrowings and $9,907 in letters of credit outstanding under the 2022 Revolver associated with the Company's leases, which reduced the borrowing capacity under the 2022 Revolver to $390,093. As of December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390,373.

As of September 30, 2024 and December 31, 2023, deferred financing costs were $1,540 and $1,927, respectively.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, amortization expense associated with deferred financing costs was immaterial.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, commitment fees under the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2024, all of the Company’s property and equipment and hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

In connection with the Company’s operating lease agreement in Boston, Massachusetts for 225,428 square feet at 1001 Boylston Street (the “1001 Boylston Street Lease"), the Company expects to incur an additional $5,580 of costs to complete its buildout, of which $4,581 has been committed but not incurred as of September 30, 2024. The Company expects the future costs to complete the buildout to be less than the remaining tenant improvement allowance.

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

As of September 30, 2024, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those described below.

Addison, Texas

During the three months ended June 30, 2024, the Company identified an impairment of right-of-use assets associated with its Addison, Texas lease. For further information on goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements.

1001 Boylston Street

During the three months ended September 30, 2024, the Company began occupying 1001 Boylston Street. As of September 30, 2024, all assets associated with the 1001 Boylston Street lease were placed into service.

On April 12, 2024 and May 3, 2024, the Company entered into various change orders regarding the 1001 Boylston Street Lease and related buildout. The change orders modify the responsibilities outlined in the 1001 Boylston Street Lease and reallocate the responsibility of certain buildout costs from the landlord to the Company. The costs related to this work are reimbursable by the landlord, effectively increasing the tenant improvement allowance from the 1001 Boylston Street Lease by $456. The Company accounted for these change orders as a remeasurement of the 1001 Boylston Street Lease, using an incremental borrowing rate as of the modification date, May 3, 2024. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the Unaudited Condensed Consolidated Balance Sheets of $1,493. There was not a material impact on the Unaudited Condensed Consolidated Income Statement or future minimum lease payments.

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

Restricted Cash

As of September 30, 2024 and December 31, 2023, restricted cash was $3,993 and $2,563, respectively, and in each case related to pass-through payments from customers related to the Company’s Digital Wholesale business.

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

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, income for guarantees purchased by dealers was $118, $348, $481, and $1,508, respectively. For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, the net gains or losses recognized within cost of revenue in the Unaudited Condensed Consolidated Income Statements resulting from dealers' exercise of guarantees was immaterial.

As of September 30, 2024, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $3,780. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of September 30, 2024, the Company had no material contingent loss liabilities.

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

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, stock-based compensation expense by award type and where the stock-based compensation expense was recognized in the Unaudited Condensed Consolidated Income Statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	$556	$591	$1,702	$1,795
Restricted Stock Units	14,899	13,672	45,132	42,047
CO Incentive Units and Subject Units (1)	—	(1,225)	—	—
Total	$15,455	$13,038	$46,834	$43,842

(1) As each term is defined in Note 2 to the consolidated financial statements contained within the Annual Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$96	$185	$387	$513
Sales and marketing expense	3,017	2,780	9,141	8,736
Product, technology, and development expense	6,164	5,745	18,165	18,068
General and administrative expense	6,178	4,328	19,141	16,525
Total	$15,455	$13,038	$46,834	$43,842

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, stock-based compensation expense excluded $1,539, $1,406, $5,227, and $3,843, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

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

On November 7, 2024, the Company announced that the Board of Directors authorized a share repurchase program with an effective date of January 1, 2025, and an expiration date of December 31, 2025. See Note 14 of these Unaudited Condensed Consolidated Financial Statements for additional information.

During the three months ended September 30, 2024, the Company repurchased and retired 164,301 shares for $3,700, exclusive of commissions and excise tax, at an average cost of $22.52 per share, under the 2024 Share Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased and retired 6,357,302 shares for $146,117, exclusive of commissions and excise tax, at an average cost of $22.98 per share, under the 2024 Share Repurchase Program. As of September 30, 2024, the Company had remaining authorization to purchase up to $103,883 of the Company's Class A common stock under the 2024 Share Repurchase Program.

During the three months ended September 30, 2023, the Company repurchased and retired 956,248 shares for $17,115, exclusive of commissions and excise tax, at an average cost of $17.90 per share, under the 2022 Share Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased and retired 6,257,496 shares for $104,234, exclusive of commissions and excise tax, at an average cost of $16.66 per share, under the 2022 Share Repurchase Program.

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

During the three and nine months ended September 30, 2024, 241,935 shares of Class B common stock were converted into Class A common stock. During the three and nine months ended September 30, 2023, no shares of Class B common stock were converted into Class A common stock.

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

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Consolidated net income (loss)	$22,511	$18,973	$(24,909)	$44,656
Net loss attributable to redeemable noncontrolling interest	—	(3,329)	—	(10,191)
Net income (loss) attributable to common stockholders — basic	$22,511	$22,302	$(24,909)	$54,847
Net loss attributable to redeemable noncontrolling interest	—	(3,329)	—	(10,191)
Net income (loss) attributable to common stockholders — diluted	$22,511	$18,973	$(24,909)	$44,656
Denominator:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	103,321,988	113,223,711	104,769,518	113,998,928
Dilutive effect of share equivalents resulting from stock options	108,869	224,061	—	226,715
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,628,426	874,507	—	676,093
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	105,059,283	114,322,279	104,769,518	114,901,736
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$0.20	$(0.24)	$0.48
Diluted	$0.21	$0.17	$(0.24)	$0.39

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	506,554	548,695	701,884	555,601
Restricted stock units outstanding	512,198	2,035,557	6,264,428	2,511,429

For the nine months ended September 30, 2024, there was no effect of potentially dilutive shares as the numerator was negative and there were no contingently issuable shares as a result of the acquisition of remaining minority equity interests in CarOffer in 2023. For the three and nine months ended September 30, 2023, the number of issuable shares estimated upon exercise of the 2024 Put Right was zero.

12. Income Taxes

During the three months ended September 30, 2024 and 2023, the Company recognized an income tax provision of $7,546 and $8,289, respectively, representing an effective tax rate of 25.1% and 27.1%, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized an income tax benefit of $5,772 and income tax provision of $23,421, representing an effective tax rate of 18.8%, and 29.9%, respectively.

The effective tax rates for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, was greater than the statutory tax rate of 21%, principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research and development tax credits. The effective tax rate for the nine months ended September 30, 2024, was less than the statutory tax rate of 21% principally due to federal and state research and development tax credits, stock-based compensation windfalls, and the discrete tax benefit associated with the impairment charges, partially offset by state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits.

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

The U.S. Marketplace segment derives revenue from marketplace services from customers within the U.S. The Digital Wholesale segment primarily derives revenue from Dealer-to-Dealer and IMCO services and products which are sold on the CarOffer platform. The Company also has two operating segments which are individually immaterial and therefore aggregated into the Other category to reconcile reportable segments to the Unaudited Condensed Consolidated Income Statements. The Other category derives revenue from marketplace services from customers outside of the U.S.

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. For the three and nine months ended September 30, 2023, Digital Wholesale segment loss from operations also reflects certain IMCO marketing and lead generation fees allocated from the U.S. Marketplace segment. Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, segment revenue, segment income (loss) from operations, and segment depreciation and amortization are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Revenue:
U.S. Marketplace	$187,253	$164,323	$540,293	$478,387
Digital Wholesale	27,339	41,510	79,441	175,133
Other	16,766	13,586	46,112	37,599
Total	$231,358	$219,419	$665,846	$691,119

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Income (Loss) from Operations:
U.S. Marketplace	$50,410	$33,285	$126,670	$84,443
Digital Wholesale	(25,317)	$(11,652)	(173,815)	$(29,184)
Other	2,341	$1,462	7,279	$(367)
Total	$27,434	$23,095	$(39,866)	$54,892

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Depreciation and Amortization:
U.S. Marketplace	$2,594	$2,971	$7,578	$8,534
Digital Wholesale	2,286	9,334	10,003	26,728
Other	298	165	741	451
Total	$5,178	$12,470	$18,322	$35,713

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, a reconciliation between total segment income (loss) from operations to consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment income (loss) from operations	$27,434	$23,095	$(39,866)	$54,892
Total other income, net	2,623	4,167	9,185	13,185
Consolidated income (loss) before income taxes	$30,057	$27,262	$(30,681)	$68,077

As of September 30, 2024 and December 31, 2023, segment assets are as follows:

	As of September 30, 2024	As of December 31, 2023
Segment Assets:
U.S. Marketplace	$615,771	$607,307
Digital Wholesale	118,839	258,458
Other	43,551	53,162
Total	$778,161	$918,927

Digital Wholesale segment assets decreased $139,619, due primarily to goodwill and other asset impairments. As of September 30, 2024, the Company recognized a $127,475 CarOffer reporting unit impairment and a $16,776 CG Buy Online reporting unit impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, revenue by geographical region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Geographic Region:
United States	$214,592	$205,833	$619,734	$653,520
International	16,766	13,586	46,112	37,599
Total	$231,358	$219,419	$665,846	$691,119

14. Subsequent Events

2025 Share Repurchase Program

On November 7, 2024, the Company announced that the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by the Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

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

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, digital advertising suite, Digital Retail, and Sell My Car - Top Dealer Offers, or TDO, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Sell My Car - Instant Max Cash Offer, or IMCO transactions and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended September 30, 2024, we generated revenue of $231.4 million, a 5% increase from $219.4 million of revenue for the three months ended September 30, 2023. For the three months ended September 30, 2024, we generated consolidated net income of $22.5 million and Consolidated Adjusted EBITDA of $64.9 million, compared to consolidated net income of $19.0 million and Consolidated Adjusted EBITDA of $48.6 million for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, we generated revenue of $665.8 million, a 4% decrease from $691.1 million of revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we generated consolidated net loss of $24.9 million and Consolidated Adjusted EBITDA of $170.8 million, compared to consolidated net income of $44.7 million and Consolidated Adjusted EBITDA of $134.6 million for the nine months ended September 30, 2023.

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

Historically, we have used data from Google Universal Analytics, or Google Analytics, to measure two of our key business metrics: monthly unique users and monthly sessions. Effective July 1, 2024, Google Analytics 4, or GA4, replaced Google Analytics. The methodologies used in GA4 are different and not comparable to the methodologies used in Google Analytics. As discussed below, we also make certain adjustments to the GA4 data in order to improve the accuracy of the reported monthly unique users and monthly sessions. Due to this change in methodology, we are unable to provide comparable monthly unique user and monthly session information for prior periods, including any periods prior to June 30, 2024.

Monthly Unique Users

For each of our websites (excluding the CarOffer website), we define a monthly unique user as an individual who has visited any such website and taken a visitor action (as defined below) within a calendar month, based on data as measured by GA4. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a given period, divided by the number of months in that period. Effective July 1, 2024, we count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites or application during a calendar month and takes an action on such website or in such application, such as performing a search, visiting vehicle detail pages, and connecting with a dealer, which we refer to as a visitor action. If an individual accesses a website or application using a different device within a given month, the first visitor action taken by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our website or application and takes a visitor action within a calendar month, each such visitor action is counted as a separate unique user. We eliminate any duplicate unique users that may arise when users visit a webview within our native application. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Unique Users	2024	2023(1)	2024(1)	2023(1)
	(in thousands)		(in thousands)
United States	32,279	N/A	N/A	N/A
International	9,861	N/A	N/A	N/A
Total	42,140	N/A	N/A	N/A

(1) As a result of the change from Google Analytics to GA4, we are unable to provide comparable monthly unique user information for this period.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding the CarOffer website) that include a visitor action that take place each month within a given time frame, as measured and defined by GA4. We calculate average monthly sessions as the sum of the monthly sessions in a given period, divided by the number of months in that period. Effective July 1, 2024, a session is defined as beginning with the first visitor action from a computer or mobile device and ending at the earliest of when a user closes their browser window or after 30 minutes of inactivity. We eliminate any duplicate monthly sessions that may arise when users visit a webview within our native application. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Sessions	2024	2023(1)	2024(1)	2023(1)
	(in thousands)		(in thousands)
United States	80,370	N/A	N/A	N/A
International	20,423	N/A	N/A	N/A
Total	100,793	N/A	N/A	N/A

(1) As a result of the change from Google Analytics to GA4, we are unable to provide comparable monthly sessions information for this period.

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

	As of September 30,
Number of Paying Dealers	2024	2023

United States	24,561	24,368
International	7,123	6,823
Total	31,684	31,191

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions	2024	2023	2024	2023
Transactions	8,249	13,562	27,329	51,860

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

	As of September 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2024	2023
United States	$7,177	$6,332
International	$2,057	$1,721
Consolidated	$6,038	$5,317

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

We define Consolidated Adjusted EBITDA as consolidated net income (loss), adjusted to exclude: depreciation and amortization, goodwill and other asset impairment, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units (as defined below), transaction-related expenses, other income, net, and provision for (benefit from) income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude: Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest, adjusted to exclude: depreciation and amortization, other long-lived asset impairment, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units, other expense, net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest's full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of loss because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements contained within our Annual Report), which are liability-classified awards that do not participate in the share of loss. Adjusted EBITDA attributable to redeemable noncontrolling interest is reflective of our acquisition of the remaining minority equity interests in CarOffer completed on December 1, 2023, or the 2023 CarOffer Transaction. Following the 2023 CarOffer Transaction there was no redeemable noncontrolling interest as of December 1, 2023, and as a result, Consolidated Adjusted EBITDA is equivalent to Adjusted EBITDA for the three and nine months ended September 30, 2024.

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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude goodwill and other asset impairment, which include non-cash one-time expenses associated with the impairment of the CarOffer reporting unit as well as other long-lived asset impairments, certain of which may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock‑based compensation expense for CarOffer, LLC Units, which consists of one-time modifications and expense associated with our CO Incentive Units and Subject Units (as defined in Note 2 to the consolidated financial statements contained within our Annual Report) and Noncontrolling Interest Units (as defined in Note 4 to the consolidated financial statements contained within our Annual Report);
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
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude the provision for (benefit from) income taxes;
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

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net (loss) income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
	(in thousands)		(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income (loss)	$22,511	$18,973	$(24,909)	$44,656
Depreciation and amortization	5,178	12,470	18,322	35,713
Goodwill and other asset impairment (2)	16,776	—	144,431	184
Stock-based compensation expense	15,455	14,263	46,834	43,842
Stock-based compensation expense for CarOffer, LLC Units	—	(1,225)	—	—
Transaction-related expenses	39	—	1,115	—
Other income, net	(2,623)	(4,167)	(9,185)	(13,185)
Provision for (benefit from) income taxes	7,546	8,289	(5,772)	23,421
Consolidated Adjusted EBITDA	64,882	48,603	170,836	134,631
Adjusted EBITDA attributable to redeemable noncontrolling interest	—	(527)	—	386
Adjusted EBITDA	$64,882	$49,130	$170,836	$134,245
(1)
During the three months ended December 31, 2023, we updated the table to separately disclose the stock-based compensation expense for CarOffer, LLC Units; the three and nine months ended September 30, 2023 have been updated for comparison purposes.
(2)
During the nine months ended September 30, 2024, we recognized a goodwill impairment charge of $127.5 million and presented it with other asset impairments. The remaining charges related to other asset impairments. During the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, we did not have a goodwill impairment.

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(2)	2024	2023(2)
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$—	$(3,329)	$—	$(10,191)
Depreciation and amortization (1)	—	2,975	—	8,874
Other long-lived asset impairment (1)	—	—	—	67
Stock-based compensation expense (1)	—	210	—	639
Stock-based compensation expense for CarOffer, LLC Units (1)	—	(467)	—	—
Other expense, net (1)	—	84	—	972
Provision for income taxes (1)	—	—	—	25
Adjusted EBITDA attributable to redeemable noncontrolling interest	$—	$(527)	$—	$386
(1)
These exclusions are adjusted to reflect the noncontrolling interest of 38% for the period prior to the 2023 CarOffer Transaction.
(2)
During the three months ended December 31, 2023, we updated the table to separately disclose the stock-based compensation expense for CarOffer, LLC Units; the three and nine months ended September 30, 2023 have been updated for comparison purposes.

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue primarily from (i) dealer subscriptions to our Listings packages, RPM, digital advertising suite, Digital Retail, and TDO, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

Goodwill and Other Asset Impairment

During the three months ended June 30, 2024, we identified a triggering event for goodwill and other assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.6 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For the three months ended September 30, 2024, there were no impairment losses recognized related to the CarOffer reporting unit. For the nine months ended September 30, 2024, we recognized Digital Wholesale segment impairment charges related to the CarOffer reporting unit of $127.5 million as goodwill and other asset impairment operating expense.

During the three months ended September 30, 2024, we decided to end our CG Buy Online pilot in order to redirect those resources toward other investment opportunities, including continued product innovation and development across our business. The CG Buy Online pilot was a one of the initiatives that allowed consumers to purchase vehicles online. As a result, we recognized impairment losses of $15.8 million, $0.5 million and $0.5 million for property and equipment, net, prepaid expenses, prepaid income taxes and other current assets, and other non-current assets, respectively. For both the three and nine months ended September 30, 2024, we recognized Digital Wholesale segment impairment charges related to the CG Buy Online reporting unit of $9.8 million and $7.0 million as wholesale cost of revenue and goodwill and other asset impairment operating expense, respectively.

For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Provision for (Benefit from) Income Taxes

We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended September 30, 2024, a provision for income taxes was recognized as a result of the consolidated taxable income position. For the nine months ended September 30, 2024, a benefit from income taxes was recognized as a result of the discrete tax benefit associated with the impairment charges and our consolidated taxable loss position. For the three and nine months ended September 30, 2023, a provision for income taxes was recognized as a result of the consolidated taxable income position.

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

We regularly assess the need to recognize a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, valuation allowances were immaterial.

We assess our income tax positions and recognize an income tax benefit or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date.

For the three and nine months ended September 30, 2024, income tax expense recognized related to uncertain tax provisions was immaterial. An immaterial amount of the reserve relating to uncertain tax positions was released as we would be more-likely-than-not to prevail should these tax positions be challenged by the respective tax authorities. As of September 30, 2024, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.9 million, which would have favorably affected our effective tax rate, if recognized.

For the three and nine months ended September 30, 2023, we did not recognize income tax expense related to uncertain tax provisions. As of December 31, 2023, the income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $0.8 million, which would have favorably affected our effective tax rate, if recognized.

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

Results of Operations

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$204,019	$177,909	$586,405	$515,986
Wholesale	12,107	21,735	41,351	78,873
Product	15,232	19,775	38,090	96,260
Total revenue	231,358	219,419	665,846	691,119
Cost of revenue:
Marketplace	13,521	14,823	41,051	45,830
Wholesale	20,415	21,284	47,272	67,780
Product	14,871	19,014	37,567	94,090
Total cost of revenue	48,807	55,121	125,890	207,700
Gross profit	182,551	164,298	539,956	483,419
Operating expenses:
Sales and marketing	81,216	76,828	245,801	230,243
Product, technology, and development	36,359	35,434	108,484	109,432
General and administrative	28,187	24,904	83,682	77,090
Goodwill and other asset impairment	7,026	—	134,501	—
Depreciation and amortization	2,329	4,037	7,354	11,762
Total operating expenses	155,117	141,203	579,822	428,527
Income from operations	27,434	23,095	(39,866)	54,892
Other income, net:
Interest income	2,717	5,261	9,063	13,337
Other income, net	(94)	(1,094)	122	(152)
Total other income, net	2,623	4,167	9,185	13,185
Income (loss) before income taxes	30,057	27,262	(30,681)	68,077
Provision for (benefit from) income taxes	7,546	8,289	(5,772)	23,421
Consolidated net income (loss)	22,511	18,973	(24,909)	44,656
Net loss attributable to redeemable noncontrolling interest	—	(3,329)	—	(10,191)
Net income (loss) attributable to common stockholders	$22,511	$22,302	$(24,909)	$54,847

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, our segment revenue and our segment income (loss) from operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$187,253	$164,323	$540,293	$478,387
Digital Wholesale	27,339	41,510	79,441	175,133
Other	16,766	13,586	46,112	37,599
Total	$231,358	$219,419	$665,846	$691,119
Segment Income (Loss) from Operations:
U.S. Marketplace	$50,410	$33,285	$126,670	$84,443
Digital Wholesale	(25,317)	(11,652)	(173,815)	(29,184)
Other	2,341	1,462	7,279	(367)
Total	$27,434	$23,095	$(39,866)	$54,892

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Marketplace	88%	81%	88%	75%
Wholesale	5	10	6	11
Product	7	9	6	14
Total revenue	100	100	100	100
Cost of revenue:
Marketplace	6	7	6	7
Wholesale	9	10	7	10
Product	6	9	6	14
Total cost of revenue	21	25	19	30
Gross profit	79	75	81	70
Operating expenses:
Sales and marketing	35	35	37	33
Product, technology, and development	16	16	16	16
General and administrative	12	11	13	11
Goodwill and other asset impairment	3	—	20	—
Depreciation and amortization	1	2	1	2
Total operating expenses	67	64	87	62
Income from operations	12	11	(6)	8
Other income, net:
Interest income	1	2	1	2
Other income, net	(0)	(0)	0	(0)
Total other income, net	1	2	1	2
Income (loss) before income taxes	13	12	(5)	10
Provision for (benefit from)income taxes	3	4	(1)	3
Consolidated net income (loss)	10	9	(4)	6
Net loss attributable to redeemable noncontrolling interest	—	(2)	—	(1)
Net income (loss) attributable to common stockholders	10%	10%	(4)%	8%

For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue are as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Revenue:
U.S. Marketplace	81%	75%	81%	69%
Digital Wholesale	12	19	12	25
Other	7	6	7	5
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	27%	20%	23%	18%
Digital Wholesale	(93)	(28)	(219)	(17)
Other	14	11	16	(1)
Total	12%	11%	(6)%	8%

For the three months ended September 30, 2024 and 2023

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$204,019	$177,909	$26,110	15%
Wholesale	12,107	21,735	(9,628)	(44)
Product	15,232	19,775	(4,543)	(23)
Total	$231,358	$219,419	$11,939	5%
Percentage of total revenue:
Marketplace	88%	81%
Wholesale	5	10
Product	7	9
Total	100%	100%

Overall revenue increased $11.9 million, or 5%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Marketplace revenue increased $26.1 million, or 15%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 88% of total revenue for the three months ended September 30, 2024, compared to 81% of total revenue for the three months ended September 30, 2023. The increase was due primarily to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average subscription revenue and revenue expansion through product adoption or upgrades and price increases for existing dealers. The increase was also due in part to an increase in TDO revenue as we expanded into more geographies following the completion of the TDO pilot and an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $9.6 million, or 44%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 5% of total revenue for the three months ended September 30, 2024, compared to 10% of total revenue for the three months ended September 30, 2023. The decrease was due primarily to a 39% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 8,249 for the three months ended September 30, 2024, from 13,562 for the three months ended September 30, 2023.

Product revenue decreased $4.5 million, or 23%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 7% of total revenue for the three months ended September 30, 2024, compared to 9% of total revenue for the three months ended September 30, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, driven by a decrease in Transactions. The decrease in product revenue was offset in part by an increase in proceeds received from the sale of vehicles acquired through arbitration.

Segment Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$187,253	$164,323	$22,930	14%
Digital Wholesale	27,339	41,510	(14,171)	(34)
Other	16,766	13,586	3,180	23
Total	$231,358	$219,419	$11,939	5%
Percentage of total revenue:
U.S. Marketplace	81%	75%
Digital Wholesale	12	19
Other	7	6
Total	100%	100%

U.S. Marketplace segment revenue increased $22.9 million, or 14%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 81% of total revenue for the three months ended September 30, 2024, compared to 75% of total revenue for the three months ended September 30, 2023. The increase was due primarily to a $26.1 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $14.2 million, or 34%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 12% of total revenue for the three months ended September 30, 2024, compared to 19% of total revenue for the three months ended September 30, 2023. The decrease in Digital Wholesale segment revenue was due to a $9.6 million decrease in wholesale revenue and a $4.5 million decrease in product revenue, as described above.

Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$13,521	$14,823	$(1,302)	(9)%
Wholesale	20,415	21,284	(869)	(4)
Product	14,871	19,014	(4,143)	(22)
Total	$48,807	$55,121	$(6,314)	(11)%
Percentage of total revenue:
Marketplace	6%	7%
Wholesale	9	10
Product	6	9
Total	21%	25%

Overall cost of revenue decreased $6.3 million, or 11%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Marketplace cost of revenue decreased $1.3 million, or 9%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 6% of total revenue for the three months ended September 30, 2024, compared to 7% of total revenue for the three months ended September 30, 2023. The decrease was due primarily to a $1.4 million decrease in fees related to provisioning advertising campaigns on our websites.

Wholesale cost of revenue decreased $0.9 million, or 4%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 9% of total revenue for the three months ended September 30, 2024, compared to 10% of total revenue for the three months ended September 30, 2023. The decrease was due primarily to a $5.2 million decrease in amortization related to the CarOffer acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024. The decrease was also due in part to a $3.6 million decrease in transportation expense and a $0.8 million decrease in inspection expense as a result of lower Transaction volume, and a $0.5 million decrease in employee-related expenses. The decrease in wholesale cost of revenue was offset in part by a $9.8 million increase in impairment of capitalized website development costs due to the end of the CG Buy Online pilot.

Product cost of revenue decreased $4.1 million, or 22%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 6% of total revenue for the three months ended September 30, 2024, compared to 9% of total revenue for the three months ended September 30, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of lower Transaction volume. The decrease in product cost of revenue was offset in part by an increase in expenses related to vehicles sold to dealers acquired through arbitration.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$81,216	$76,828	$4,388	6%
Percentage of total revenue	35%	35%

Sales and marketing expense increased $4.4 million, or 6%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due primarily to a $3.3 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market, as well as our brand awareness campaigns. The increase in sales and marketing expense was also due in part to a $1.1 million increase in salaries and employee-related expenses due primarily to an increase in commissions expense as a result of higher sales, and merit increases.

Product, Technology, and Development Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$36,359	$35,434	$925	3%
Percentage of total revenue	16%	16%

Product, technology, and development expense increased $0.9 million, or 3%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due primarily to a $1.9 million increase in salaries and employee-related expenses due primarily to merit increases. The increase in product, technology, and development expense was offset in part by a $0.8 million decrease in expense as a result of increased capitalized website development and a $0.8 million decrease in rent and facilities expense due to the expiration of the lease of office space at 2 Canal Park and a portion of our office space at 55 Cambridge Parkway.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$28,187	$24,904	$3,283	13%
Percentage of total revenue	12%	11%

General and administrative expense increased $3.3 million, or 13%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due primarily to a $3.6 million increase in salaries and employee-related expenses, inclusive of a $1.9 million increase in stock-based compensation expense, due primarily to an 8% increase in headcount and merit increases. The increase was also due in part to a $0.5 million increase in tax expense related to the accrual for the non-income tax-related expense. The increase in general and administrative expense was offset in part by a $1.3 million decrease in legal expenses.

Goodwill and Other Asset Impairment

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Goodwill and other asset impairment	$7,026	$—	$7,026	NM (1)
Percentage of total revenue	3%	0%
(1)
Not meaningful

Goodwill and other asset impairment increased $7.0 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was due to a $7.0 impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$2,329	$4,037	$(1,708)	(42)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $1.7 million, or 42%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was due primarily to the CarOffer customer relationships intangible asset becoming fully amortized during the first quarter of 2024.

Other Income, net

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$2,717	$5,261	$(2,544)	(48)%
Other expense, net	(94)	(1,094)	1,000	91
Total other income, net	$2,623	$4,167	$(1,544)	(37)%
Percentage of total revenue:
Interest income	1%	2%
Other expense, net	(0)	(0)
Total other income, net	1%	2%

Total other income, net decreased $1.5 million, or 37%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The $2.5 million decrease in interest income was due primarily to the sale of interest-bearing short-term investments during the first quarter of 2024 as well as a decrease in cash equivalents to fund the share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, which we refer to as the 2024 Share Repurchase Program. The $1.0 million decrease in other expense, net was due primarily to an increase in foreign currency gains in the current year compared to foreign currency losses in the prior year.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$7,546	$8,289	$(743)	(9)%
Percentage of total revenue	3%	4%

Provision for income taxes decreased $0.7 million, or 9%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was due primarily to increased federal and state research development tax credits and a $4.1 million discrete deferred tax benefit in association with the CG Buy Online reporting unit impairment charges recognized during the three months ended September 30, 2024 offset by the higher tax expense as a result of the prorated pre-tax profit as determined under Accounting Standards Codification Topic 740, Income Taxes.

Segment Income (Loss) from Operations

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$50,410	$33,285	$17,125	51%
Digital Wholesale	(25,317)	(11,652)	(13,665)	(117)
Other	2,341	1,462	879	60
Total	$27,434	$23,095	$4,339	19%
Percentage of segment revenue:
U.S. Marketplace	27%	20%
Digital Wholesale	(93)	(28)
Other	14	11
Total	12%	11%

U.S. Marketplace segment income from operations increased $17.1 million, or 51%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented 27% of U.S. Marketplace segment revenue for the three months ended September 30, 2024, compared to 20% of U.S. Marketplace segment revenue for the three months ended September 30, 2023. The increase was due to an increase in revenue of $22.9 million, a decrease in cost of revenue of $1.9 million, and an increase in operating expenses of $7.7 million.

Digital Wholesale segment loss from operations increased $13.7 million, or 117%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and represented (93)% of Digital Wholesale segment revenue for the three months ended September 30, 2024, compared to (28)% of Digital Wholesale segment revenue for the three months ended September 30, 2023. The increase was due primarily to a $16.8 million impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2024 and 2023

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$586,405	$515,986	$70,419	14%
Wholesale	41,351	78,873	(37,522)	(48)
Product	38,090	96,260	(58,170)	(60)
Total	$665,846	$691,119	$(25,273)	(4)%
Percentage of total revenue:
Marketplace	88%	75%
Wholesale	6	11
Product	6	14
Total	100%	100%

Overall revenue decreased $25.3 million, or 4%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Marketplace revenue increased $70.4 million, or 14%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 88% of total revenue for the nine months ended September 30, 2024, compared to 75% of total revenue for the nine months ended September 30, 2023. The increase was due primarily to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average subscription revenue and revenue expansion through product adoption or upgrades and price increases for existing dealers. The increase was also due in part to an increase in TDO revenue as we expanded into more geographies following the completion of the TDO pilot and an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $37.5 million, or 48%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 6% of total revenue for the nine months ended September 30, 2024, compared to 11% of total revenue for the nine months ended September 30, 2023. The decrease was due primarily to a 47% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 27,329 for the nine months ended September 30, 2024, from 51,860 for the nine months ended September 30, 2023.

Product revenue decreased $58.2 million, or 60%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 6% of total revenue for the nine months ended September 30, 2024, compared to 14% of total revenue for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions, driven by a decrease in Transactions. The decrease in product revenue was also due in part to a decrease in proceeds received from the sale of vehicles acquired through arbitration as a result of decreased arbitration claims due primarily to lower Transaction volume.

Segment Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$540,293	$478,387	$61,906	13%
Digital Wholesale	79,441	175,133	(95,692)	(55)
Other	46,112	37,599	8,513	23
Total	$665,846	$691,119	$(25,273)	(4)%
Percentage of total revenue:
U.S. Marketplace	81%	69%
Digital Wholesale	12	25
Other	7	5
Total	100%	100%

U.S. Marketplace segment revenue increased $61.9 million, or 13%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 81% of total revenue for the nine months ended September 30, 2024, compared to 69% of total revenue for the nine months ended September 30, 2023. The increase was due primarily to a $70.4 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $95.7 million, or 55%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 12% of total revenue for the nine months ended September 30, 2024, compared to 25% of total revenue for the nine months ended September 30, 2023. The decrease in Digital Wholesale segment revenue was due to a $37.5 million decrease in wholesale revenue and a $58.2 million decrease in product revenue, as described above.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$41,051	$45,830	$(4,779)	(10)%
Wholesale	47,272	67,780	(20,508)	(30)
Product	37,567	94,090	(56,523)	(60)
Total	$125,890	$207,700	$(81,810)	(39)%
Percentage of total revenue:
Marketplace	6%	7%
Wholesale	7	10
Product	6	14
Total	19%	30%

Overall cost of revenue decreased $81.8 million, or 39%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Marketplace cost of revenue decreased $4.8 million, or 10%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 6% of total revenue for the nine months ended September 30, 2024, compared to 7% of total revenue for the nine months ended September 30, 2023. The decrease was due primarily to a $3.9 million decrease in fees related to provisioning advertising campaigns on our websites.

Wholesale cost of revenue decreased $20.5 million, or 30%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 7% of total revenue for the nine months ended September 30, 2024, compared to 10% of total revenue for the nine months ended September 30, 2023. The decrease was due primarily to a $12.9 million decrease in transportation expense and a $3.3 million decrease in inspection expense as a result of lower Transaction volume. The decrease was also due in part to a $12.2 million decrease in amortization related to the CarOffer acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024 and a $1.6 million decrease in employee-related expenses. The decrease in wholesale cost of revenue was offset in part by a $9.8 million increase in impairment of capitalized website development costs due to the end of the CG Buy Online pilot.

Product cost of revenue decreased $56.5 million, or 60%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 6% of total revenue for the nine months ended September 30, 2024, compared to 14% of total revenue for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions as a result of lower Transaction volume. The decrease in product cost of revenue was also due in part to a decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims due primarily to lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$245,801	$230,243	$15,558	7%
Percentage of total revenue	37%	33%

Sales and marketing expense increased $15.6 million, or 7%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was due primarily to a $14.0 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market, as well as our brand awareness campaigns. The increase in sales and marketing expense was also due in part to a $1.2 million increase in software subscriptions.

Product, Technology, and Development Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$108,484	$109,432	$(948)	(1)%
Percentage of total revenue	16%	16%

Product, technology, and development expense decreased $0.9 million, or 1%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was due primarily to a $5.4 million decrease in expenses as a result of increased capitalized website development, and a $1.5 million decrease in consulting expenses due to the conclusion of consulting services. The decrease in product, technology, and development expense was offset in part by a $4.4 million increase in salaries and employee-related expenses due primarily to merit increases and a $1.2 million increase in software subscriptions.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$83,682	$77,090	$6,592	9%
Percentage of total revenue	13%	11%

General and administrative expense increased $6.6 million, or 9%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was due primarily to a $7.0 million increase in salaries and employee-related expenses, inclusive of a $2.6 million increase in stock-based compensation expense, due primarily to an 8% increase in headcount and merit increases. The increase was also due in part to a $1.3 million increase in bad debt expense and a $1.0 million increase in payment processing expenses. The increase in general and administrative expense was offset in part by a $1.7 million decrease in legal expenses and a $1.5 million decrease in consulting and recruiting expenses.

Goodwill and Other Asset Impairment

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Goodwill and other asset impairment	$134,501	$—	$134,501	NM (1)
Percentage of total revenue	20%	0%
(1)
Not meaningful

Goodwill and other asset impairment increased $134.5 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was due to a $127.5 million CarOffer reporting unit impairment and a $7.0 million impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,354	$11,762	$(4,408)	(37)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $4.4 million, or 37%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was due primarily to the CarOffer customer relationships intangible asset becoming fully amortized during the first quarter of 2024.

Other Income, net

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$9,063	$13,337	$(4,274)	(32)%
Other income (expense), net	122	(152)	274	180
Total other income, net	$9,185	$13,185	$(4,000)	(30)%
Percentage of total revenue:
Interest income	1%	2%
Other income, net	0	(0)
Total other income, net	1%	2%

Total other income, net decreased $4.0 million, or 30%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The $4.3 million decrease in interest income was due primarily to the sale of interest-bearing short-term investments during the first quarter of 2024 as well as a decrease in cash equivalents to fund the 2024 Share Repurchase Program. Other income (expense), net was relatively flat during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

(Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(5,772)	$23,421	$(29,193)	(125)%
Percentage of total revenue	(1)%	3%

(Benefit from) provision for income taxes changed $29.2 million, or 125%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The change was due primarily to increased federal and state research and development tax credits, a $31.5 million discrete deferred tax benefit in association with the goodwill and long-term asset impairment charges related to the CarOffer reporting unit, and a $4.1 million discrete deferred tax benefit in association with the CG Buy Online reporting unit impairment charges, offset by an aggregated $0.9 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the nine months ended September 30, 2024, compared to an aggregated $4.4 million shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recognized during the nine months ended September 30, 2023.

Segment Income (Loss) from Operations

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$126,670	$84,443	$42,227	50%
Digital Wholesale	(173,815)	(29,184)	(144,631)	(496)
Other	7,279	(367)	7,646	2,083
Total	$(39,866)	$54,892	$(94,758)	(173)%
Percentage of segment revenue:
U.S. Marketplace	23%	18%
Digital Wholesale	(219)	(17)
Other	16	(1)
Total	(6)%	8%

U.S. Marketplace segment income from operations increased $42.2 million, or 50%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented 23% of U.S. Marketplace segment revenue for the nine months ended September 30, 2024, compared to 18% of U.S. Marketplace segment revenue for the nine months ended September 30, 2023. The increase was due to an increase in revenue of $61.9 million, a decrease in cost of revenue of $5.3 million, and an increase in operating expenses of $25.0 million.

Digital Wholesale segment loss from operations increased $144.6 million, or 496%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and represented (219)% of Digital Wholesale segment revenue for the nine months ended September 30, 2024, compared to (17)% of Digital Wholesale segment revenue for the nine months ended September 30, 2023. The increase was due primarily to a $127.5 million CarOffer reporting unit impairment and a $16.8 million impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $246.7 million. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $291.4 million and short-term investments of $20.7 million. As of September 30, 2024, our borrowing capacity under the 2022 Revolver (as defined below) was $390.1 million.

Sources and Uses of Cash

During the nine months ended September 30, 2024 and 2023, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$179,757	$122,031
Net cash used in investing activities	(59,268)	(115,017)
Net cash used in financing activities	(164,256)	(123,686)
Impact of foreign currency on cash	582	(506)
Net decrease in cash, cash equivalents, and restricted cash	$(43,185)	$(117,178)

Our operations have been financed primarily from operating activities. During the nine months ended September 30, 2024 and 2023, we generated cash from operating activities of $179.8 million and $122.0 million, respectively.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; expenses associated with the completion of our facilities buildout under our 1001 Boylston Street lease in excess of tenant improvement allowance; payments received in advance from a third-party transaction processor; activity under the 2024 Share Repurchase Program; and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report and in the “Risk Factors” section in Part II, Item 1A in this Quarterly Report.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of September 30, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

In connection with the 1001 Boylston Street lease, we expect to incur an additional $5.6 million of costs to complete our buildout, of which $4.6 million has been committed, but not incurred, as of September 30, 2024. We expect future costs to complete the buildout to be less than the remaining tenant improvement allowance.

On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended September 30, 2024, we repurchased and retired 164,301 shares for $3.7 million, exclusive of commissions and excise tax, at an average cost of $22.52 per share under the 2024 Share Repurchase Program. During the nine months ended September 30, 2024, we repurchased and retired 6,357,302 shares for $146.1 million, exclusive of commissions and excise tax, at an average cost of $22.98 per share under the 2024 Share Repurchase Program. As of September 30, 2024, we had remaining authorization to purchase up to $103.9 million of our Class A common stock under the 2024 Share Repurchase Program.

On November 7, 2024, we announced that our Board of Directors authorized a share repurchase program, or the 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

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

Operating Activities

Net cash provided by operating activities of $179.8 million during the nine months ended September 30, 2024 was due primarily to consolidated net loss of $24.9 million, adjusted for $144.4 million of goodwill and other asset impairment due to the CarOffer reporting unit impairment and the end of the CG Buy Online pilot, as discussed in Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, $47.3 million of deferred taxes, $46.6 million of stock-based compensation expense for equity classified awards to employees, and depreciation and amortization expense of $18.3 million. Net cash provided by operating activities was also attributable to a $32.2 million increase in lease obligations primarily related to tenant improvement allowance costs incurred and amortization reducing the right-of-use asset related to 1001 Boylston Street, partially offset by typical rent payments decreasing the lease liability.

Net cash provided by operating activities of 122.0 million during the nine months ended September 30, 2023 was due primarily to consolidated net income of $44.7 million, adjusted for $43.8 million of stock-based compensation expense for equity classified awards, $35.7 million of depreciation and amortization, and $8.6 million of amortization of deferred contract costs, partially offset by $32.1 million of deferred taxes. Net cash provided by operating activities was also attributable to a $12.0 million increase in lease obligations, a $8.8 million increase in deferred revenue, a $6.0 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $5.0 million decrease in inventory, a $1.2 million increase in accounts payable, and a $1.0 million increase in accrued expenses, accrued income taxes, and other liabilities. The increase in cash flow from operations was partially offset by a $13.7 million increase in deferred contract costs.

Investing Activities

Net cash used in investing activities of $59.3 million during the nine months ended September 30, 2024 was due primarily to $64.9 million in purchases of property and equipment primarily related to our new headquarters at 1001 Boylston Street and $15.3 million in capitalized website development costs due to continued investment on our product offerings, offset in part by $21.2 million in sales of short-term investments.

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

Financing Activities

Net cash used in financing activities of $164.3 million during the nine months ended September 30, 2024 was due primarily to $146.2 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program and $17.4 million related to the payment of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $123.7 million during the nine months ended September 30, 2023 was due primarily to $107.4 million of payment for the repurchase of our Class A common stock under the share repurchase program announced by our Board of Directors in December 2022, pursuant to which we could, from time to time, purchase of shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million, $11.7 million of payment of withholding taxes on net share settlements of restricted stock units, and $4.5 million of change in gross advance payments received from third-party transaction processor.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangement or material leases that are less than 12 months in duration that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, allowance for doubtful accounts, the impairment of assets, the capitalization of product, technology, and development costs for website development, internal-use software and hosting arrangements, the valuation of acquired assets and liabilities, the valuation and recoverability of intangible assets and goodwill, the valuation of redeemable noncontrolling interest, the recoverability of our net deferred tax assets and related valuation allowance, the valuation of inventory, and the valuation of liability-classified compensation awards. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity. For the three and nine months ended September 30, 2024, there were no estimates related to the valuation of redeemable noncontrolling interest.

During the three months ended June 30, 2024, we identified a triggering event for goodwill and other long-lived assets impairment testing purposes at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. During the three months ended June 30, 2024, we performed an updated fair value analysis of the CarOffer reporting unit, resulting in an excess of carrying value over fair value of the CarOffer reporting unit, which led to the impairment of the CarOffer reporting unit, as discussed in Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the three months ended September 30, 2024, there was no additional impairment related to the CarOffer reporting unit.

Due to the partial impairment of the CarOffer reporting unit goodwill and other long-term assets during the three months ended June 30, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect our operations.

For further discussion of goodwill and other asset impairments, see Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

For a detailed explanation of the judgments made in these areas, see Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Interest Rate Risk

As of September 30, 2024, our exposure to market risk associated with changes in interest rates relates primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of September 30, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

As of September 30, 2024, we had cash and cash equivalents of $246.7 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $312.1 million, which consisted of bank deposits, money market accounts, and mutual funds.

Such interest-earning instruments carry a degree of interest rate risk. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future. For the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023, fluctuations resulting from changes in the interest rate environment in interest income have not been material to the operations of the business.

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

Foreign Currency Exchange Risk

As of September 30, 2024 and December 31, 2023, we had immaterial foreign currency exposures in the British pound, the Euro, and the Canadian dollar. Historically, because our operations and sales have been primarily in the U.S., we have not faced any material foreign currency risk.

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

At December 31, 2023, we had unremediated operational control deficiencies at CarOffer associated with the operation of logical access and change management of information technology, or IT General Controls, around program change and logical access in certain IT systems. Therefore, we were not able to demonstrate consistent, effective operation of manual controls that rely on data produced by and maintained within these affected IT systems. As of September 30, 2024, management has not concluded on the consistent, effective operation of IT General Controls and manual controls that rely on data produced by and maintained within affected IT systems. As a result, we did not have effective operation of internal controls over financial reporting to address the risks of material misstatement of various financial statement accounts at September 30, 2024. Management has determined that the impact of the previously identified deficiencies continue to aggregate into a material weakness at September 30, 2024.

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

Management is committed to successfully implementing the remediation plan as promptly as possible. As of September 30, 2024, management has implemented or enhanced certain controls to address specific issues related to the material weakness. The material weakness will not be considered remediated until our management implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Business and Industry—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.” in Part I, Item 1A in our Annual Report.

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

Our goodwill, intangible assets, right-of-use assets, and other assets have been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

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

In the three months ended June 30, 2024, we recognized a partial impairment charge of $127.5 million related to the CarOffer reporting unit. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets, right-of-use assets, or other assets. We may be required to record an additional charge during the period in which further impairment of our goodwill or intangible assets is determined, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock equity securities for each of the months during the three months ended September 30, 2024:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2024 through July 31, 2024	—	$—	—	$107,583
August 1, 2024 through August 31, 2024	164,301	$22.52	164,301	$103,883
September 1, 2024 through September 30, 2024	—	$—	—	$103,883
Total	164,301	$22.52	164,301	$103,883
(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2024 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2024 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2024 Share Repurchase Program has an effective date of January 1, 2024, and an expiration date of December 31, 2024, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund any additional share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. On November 7, 2024, we announced that our Board of Directors authorized the 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of our Class A common stock purchased as part of the 2024 Share Repurchase Program was inclusive of any shares purchased but not settled as of September 30, 2024.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended September 30, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date
Zachary Hallowell, Chief Executive Officer, CarOffer	August 16, 2024	Up to 78,915 shares to be sold(1)	August 15, 2025(2)

Langley Steinert, Executive Chair and Chair of the Board of Directors(3)	September 12, 2024	1,782,923 shares to be sold(3)	June 18, 2025(4)

Samuel Zales, President and Chief Operating Officer	September 13, 2024	Up to 264,374 shares to be sold(5)	December 31, 2025(2)

(1) The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Hallowell’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of 7,148 shares directly held by Mr. Hallowell and the sale of up to 50% of the net shares that vest on certain applicable vesting dates, up to 71,767 shares.

(2) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.

(3) The Rule 10b5-1 trading arrangement was entered into among Hilary and Langley Steinert, acting jointly; Langley Steinert Irrevocable Family Trust dated June 21, 2024, or the Steinert Trust; and Comet Foundation, which we collectively refer to as the Steinert Sellers. Of the 1,782,923 shares to be sold pursuant to this Rule 10b5-1 trading arrangement, Hilary and Langley Steinert, acting jointly, contributed 1,386,889 shares, the Steinert Trust contributed 154,099 shares, and the Comet Foundation contributed 241,935 shares.

(4) The Rule 10b5-1 trading arrangement permits transactions through June 18, 2025, subject to early termination for certain specified events set forth in the Rule 10b5-1 trading arrangement, or earlier if all transactions under the Rule 10b5-1 trading arrangement are completed.

(5) The Rule 10b5-1 trading arrangement includes the sale of 120,000 shares directly held by Mr. Zales and an aggregate of 19,714 shares underlying vested and unvested stock options, plus additional shares that remain unsold under Mr. Zales’ existing Rule 10b5-1 trading arrangement up to 124,660 shares.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed, furnished, or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.1	Fourth Amendment to Lease, dated as of July 11, 2024, between 55 Cambridge Parkway, LLC and the Registrant.*					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)					X

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

CarGurus, Inc.

Date: November 7, 2024	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer)