Form 10-K
period 2024-12-31
CarGurus, Inc.
filed 2025-02-20
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C .20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(Address of principal executive offices Zip Code)

(617) 354-0068

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark:	Yes	No
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒	☐
• if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐	☒
•
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒	☐
•
whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	☒	☐
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Small reporting company	☐	Emerging growth company	☐

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
•
whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
•
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
•
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).
☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ ☒

The aggregate market value of the registrant’s Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter was $1,582,604,633. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock as of such date have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 13, 2025, the registrant had 89,429,066 shares of Class A common stock, and 14,986,745 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
the ability of our combined suite of offerings to increase a dealer’s return on investment, add scale to our marketplace network, create synergies for dealers, and become the marketplace for all steps of the vehicle acquisition and sale processes;
•
our evolution to becoming a transaction-enabled platform where consumers can shop, buy, seek financing, and sell their cars and dealers can price, source, market, and sell their cars;
•
the value proposition of the CarOffer, LLC, or CarOffer, online wholesale platform;
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
•
impairments of the carrying value of our goodwill or other assets;
•
our ability to overcome challenges facing the automotive industry ecosystem, including inventory supply problems, global supply chain challenges, changes to trade policies, financial market volatility and disruption, increased interest rates, inflationary concerns, and other macroeconomic issues, including uncertain economic conditions in the United States, or U.S., and abroad;
•
our expectations regarding cash generation and the sufficiency of our cash to fund our operations;
•
our expected returns on investments;
•
our expectations regarding our deferred tax assets;
•
the impact of changes in tax law and related guidance and regulations that may be implemented, including on tax rates;
•
our expectations regarding our expenses generally, including general and administrative, product, technology, and development, and sales and marketing expenses;
•
domestic and global economic conditions affecting us or our customers;

•
our expectations regarding the funding of our share repurchase program;
•
our revolving credit facility;
•
our ability to adequately protect our intellectual property;
•
our ability to attract, hire, and retain necessary qualified employees to expand our operations;
•
the impact of accounting pronouncements;
•
our ability to stay abreast of, and effectively comply with, new or modified laws and regulations that currently apply or become applicable to our business and our beliefs regarding our compliance therewith;
•
the impact of litigation and the potential impact of unasserted claims; and
•
the future trading prices of our Class A common stock.

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

The forward‑looking statements made in this Annual Report speak only as of the date of this Annual Report. We undertake no obligation to update any forward‑looking statement made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® and Autolist® are each a registered trademark of CarGurus, Inc., CarOffer® is a registered trademark of CarOffer, LLC, and PistonHeads® is a registered trademark of CarGurus Ireland Limited in the United Kingdom, or the U.K., and the European Union, or EU. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

PART I

Item 1. Business.

Who We Are

CarGurus is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer online wholesale platform, each powered by data-driven insights. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. We use proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

We operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

CarOffer is a subsidiary of CarGurus and operates as an independent brand.

Autolist and PistonHeads operate as independent brands.

CarGurus is the most visited online automotive marketplace in the U.S. (Similarweb, Traffic Report (Cars.com, Autotrader, CARFAX Listings (defined as CARFAX total visits minus Vehicle History Reports traffic), TrueCar, Q4 2024). Founded in 2006 by Langley Steinert, our intelligence-driven platform provides easily accessible vehicle prices and transparent dealer ratings, information imperative to a consumer’s vehicle purchase. By providing car-shoppers with the tools and insights necessary for their car-shopping journey, we have garnered a high-intent, ready-to-purchase consumer audience. As of December 31, 2024, we had 29.3 million average monthly visitors in the U.S., which, in turn, has attracted over 30,000 dealers (including 24,692 paying dealers) to list on our U.S. marketplace platform. As a result, we have the largest inventory selection among listings sites in the U.S. (compared to Autotrader.com, Cars.com, TrueCar.com (YipitData as of 12/31/2024), and CARFAX (Joreca as of 12/31/2024)).

Our platform supports consumers and dealers alike across the full cycle of their buying and selling needs: allowing consumers to shop, finance, buy, and sell and allowing dealers to source, price, market, and sell vehicles. Through our evolution, our ultimate goal remains the same: to empower our customers by giving them all the tools and information they need to buy or sell any car, anywhere, at the right price, and in the right way for them. At CarGurus, we give people the power to reach their destination.

Segments

During the year ended December 31, 2024, we managed our business and reported earnings through two reportable segments:

•
U.S. Marketplace: Derives revenue from marketplace services for customers within the U.S.
•
Digital Wholesale: Primarily derives revenue from our Dealer-to-Dealer and Instant Max Cash Offer services sold on our CarOffer platform.

See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for further segment reporting and geographical information.

Our Products and Services

U.S. Marketplace and Other

The product offerings described below are available through our U.S. marketplace; availability on our other marketplaces varies.

Marketplace

Our online automotive marketplace allows consumers to search for new and used car listings from our dealers based on our proprietary search algorithm. Our marketplace is the trusted source for consumers based on the key algorithms that make up the major elements of our marketplace product:

•
Deal Rating: Eligible used car listings in our marketplace are assigned one of five Deal Ratings: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. Deal Ratings are based on Instant Market Value, or IMV (our proprietary algorithm that assesses the market value of a used vehicle in a local market), and Dealer Ratings (ratings derived from our users’ experiences with the dealers they have connected with). We calculate IMV by applying more than 20 ranking signals and more than 100 normalization rules to tens of millions of data points, including the make, model, trim, year, features, condition, history, geographic location, and mileage of the car.
•
New Car Price Information: Deal Rating is not applicable to listings of new cars because it utilizes data not relevant to new cars. Instead, we analyze data on manufacturers’ suggested retail prices and recent sales of similar new vehicles, accounting for trade-ins, incentives, and other factors that can affect the price of a new car, to provide users with comparative price information.
•
Search Results Page and Vehicle Detail Page: Our Search Results Page, or SRP, provides users with vehicle-specific details such as Deal Ratings as well as in-depth search filters, which we believe deliver the most comprehensive search capability among major U.S. online automotive marketplaces. We also provide our users with additional features to aid their search, including similar vehicle recommendations, side-by-side vehicle comparisons, expert reviews, and user rankings. Vehicle Detail Pages, or VDPs, include comprehensive information about the vehicle, including details such as dealership information, dealer reviews and ratings, payment calculators, vehicle history, price history, and time on site as well as numerous photos.
•
Artificial Intelligence, or AI, Features: Rapid advancements in consumer-facing AI have transformed the way that consumers search for and gather information, and we have introduced functionality based on generative AI to improve the user experience on our website, such as features assisting consumer research and reviews.

Digital Deal

We offer consumers the ability to transact additional elements of their car-buying experience through our websites as they seek to complete more of this process online. Our Digital Deal offering allows shoppers to “start purchase” from a VDP on eligible listings, providing them with purchase options, including estimating a car’s trade-in value, deciding on payment options, selecting finance and insurance products, making an appointment, placing a reservation deposit, and/or taking delivery of the vehicle (through our Geo Expansion tool), all while undergoing a seamless online-to-in-store experience. Digital Deal generates revenue by charging subscription fees to dealerships to enroll in this program and through our Finance in Advance product, as described below.

Finance in Advance

Through partnerships with automotive lending companies, eligible consumers can pre-qualify for financing on cars from dealerships that offer financing from these partners. We primarily generate revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with our lending partners through our site. We believe this program provides more transparency to car-shoppers about actual payments to be offered at the dealership specific to participating lenders and delivers highly qualified car-shopper leads to participating dealers.

Sell My Car – Top Dealer Offers

We have two products that allow consumers to sell their cars: (1) Sell My Car – Top Dealer Offers and (2) Sell My Car – Instant Max Cash Offer. Top Dealer Offers allows dealers to make tailored trade-in offers on CarGurus consumer vehicles, generating valuable trade-in leads for their business. CarGurus dealers have control over their bidding and direct access to consumers actively looking to sell their vehicles. All leads are delivered directly to the dealer and include detailed consumer contact information and other insights to help the dealer close the deal. Instant Max Cash Offer is part of our Digital Wholesale segment (see “Sell My Car – Instant Max Cash Offer” below for more details).

Dealer Listings and Data Insights Products

As the trusted source for consumers, our marketplace connects dealers to a large audience of informed and engaged consumers while providing dealers with actionable data based insights. We offer the following Listings and Data Insights subscriptions to dealers through tiered sets of packages providing: (1) leads and connections; (2) sponsored placements; (3) branding; and (4) tools and insights.

We also offer Featured and Featured Priority subscriptions, comparable to Featured+ and Featured Priority+, respectively, but without access to Digital Deal leads. Listings and Data Insights subscriptions are priced monthly, quarterly, semiannually, or annually based on a dealer’s inventory size and region and our assessment of the return on investment, or ROI, we expect to deliver through our lead quantity and quality and our innovation. Dealers may be renewed at higher rates commensurate with growth and updated performance expectations. In addition, dealers using our free service (Restricted) have access to capped anonymous leads and connections.

Dealer Data Dashboard and Merchandising Tools

Dealers with an applicable Listings and Data Insights subscription have access to the following Dealer Dashboard features and merchandising tools that provide dealers with data insights and information to facilitate efficient and effective management, pricing, and advertising of inventory.

•
Performance Summary: Real‑time and historical data enabling dealers to analyze connections, SRP, and VDP views at a granular level to inform a dealer’s sales and merchandising efforts.
•
Dealer Data Insights: Pricing analysis of the dealer’s inventory, including better access to automated data that fits into a dealer’s workflow and a summary of a vehicle’s missing information such as price, photos, or trim, helping dealers better merchandise their vehicles and allowing them to react more quickly to the market and turn units.
o
Acquisition Insights Report: Automated email and dashboard tool that uses CarGurus data to help dealers identify the in-market inventory that is turning at their desired rate.
o
Next Best Deal Rating: Insights tool that provides dealers with the blueprint for the smallest price reduction needed to achieve the next best deal rating on that vehicle’s listing. Dealers can specify price reduction thresholds on their specific inventory and receive an automated weekly report to inform price changes that will optimize dealer volume and margin.
o
Maximize Margin Report: Report that shows available price increases on vehicles while retaining deal rating or dropping one deal rating (minimum Fair Deal).
o
Merchandising Health Report: Sends alerts when a dealer is missing vehicle photos and details that can improve a listing’s performance.
•
User Review Management: Ability for dealers to track and manage – but not edit or manipulate – reviews about them from our users, including responding to users, reporting potentially fraudulent reviews, and publishing positive reviews to social media platforms for broader exposure.

Dealers with an applicable Listings and Data Insights subscription also have access to the following additional Dealer Data Dashboard features and tools:

•
Pricing Tool: Enables dealers to assess how pricing changes impact each vehicle’s Deal Rating, helping them make informed decisions using local market data.
•
Market Analysis: Highlights local trends, such as the most searched makes and models, to help dealers align inventory strategies with consumer preferences.
•
LeadAI: Identifies high-intent leads by scoring and labeling them as “Hot” or “Warm” based on user behavior for Enhanced, Featured, and Featured Priority Listings and Data Insights subscribers.
•
IMV Scan: Allows dealers to scan a vehicle identification number using their smartphone to access IMV data, aiding wholesale pricing decisions. IMV scan is built into the CarGurus app for Enhanced, Featured, or Featured Priority Listings subscribers in the U.S.
•
Dealer Mobile App: Provides mobile access to Dealer Dashboard features, including leads, tools, and customizable notifications.

Dealer Listings and Data Insights Subscription Add-Ons

In addition to Listings and Data Insights subscriptions, dealers can purchase value add-on products à la carte to further the exposure of their vehicles.

•
Highlight: Allows dealers to showcase inventory in additional featured slots that are not currently available to dealers in existing products.
•
Real Time Performance Marketing, or RPM: Allows dealers to leverage the engaged CarGurus audience to reach high-intent car buyers on other websites and social media platforms across the internet. These targeted placements on third party sites help dealers build their brand presence and drive additional traffic directly to the dealers website. Advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other factors. RPM is sold as a subscription and priced as a percentage of Listings and Data Insights while accounting for factors such as dealership characteristics and performance expectations.
•
Digital Deal with Geo Expansion: Allows dealerships to expand their VDP geographic footprint to non-local customers via dealer home delivery services. Revenue is generated through fees charged to the dealership to enable listings beyond the default geographical radius. This program provides additional vehicle options to car shoppers open to home delivery services while promoting participating dealers’ delivery capabilities and increasing non-local VDP views.

Auto Manufacturer and Other Advertiser Products

Our platform enables auto manufacturers and others to purchase targeted advertising on our sites and third-party platforms, including social media:

•
Brand Reinforcement: Manufacturers can advertise to consumers based on the make, model, and location of vehicles they are searching for, increasing exposure to interested buyers.
•
Category Sponsorship: Sponsors can secure exclusive spots on high-traffic pages, such as the New Car front page, Used Car front page, or Research Center.
•
Automobile Segment Exclusivity: Manufacturers can target specific segments (e.g., SUV, sedan, hybrid, luxury) to support new or existing model launches.
•
Consumer Segment Exposure: Targeted advertising based on parameters like budget, vehicle preferences, and location can reach relevant audiences on CarGurus and third-party websites.

International

We also connect high-intent consumers with automotive dealers operating a leading automotive marketplace in Canada and the U.K., offering a transparent shopping experience similar to our U.S. marketplace. In the U.K., we provide one of the largest inventories of used vehicles and expert reviews, complemented by privately listed vehicles and expert review content on our PistonHeads website, as discussed below.

Autolist

Autolist provides consumers an online automotive marketplace through mobile applications and a website. The platform includes inventory from top automotive dealers across the U.S. and gives consumers quick access to manage their search on the go with real-time alerts of newly available inventory and changes that occur on vehicles and saved searches they have configured. An independent editorial staff produces content to keep consumers informed on the latest vehicles and trends in the automotive market.

PistonHeads

PistonHeads is a U.K. automotive marketplace, auction platform, and editorial site geared towards automotive enthusiasts. The platform allows consumers to search across a broad range of dealer and private seller listings and stay informed about automotive news through editorial articles and expert reviews. Paying U.K. dealers who list on the CarGurus platform automatically have their inventory added to the PistonHeads site for greater consumer reach. PistonHeads also runs PistonHeads Auctions, a platform that allows individuals and dealers to list their vehicles for auction and buyers to either bid at auction, make an offer before the auction starts, or commit to buy a vehicle at a set price before the auction starts.

Digital Wholesale

Dealer-to-Dealer

Our CarOffer platform delivers market insights directly into wholesale buying and selling decisions, empowering dealers to identify the most profitable opportunities and execute transactions within a data-driven wholesale platform. The CarOffer Matrix streamlines this process by allowing dealers to set standing buy orders and make instant offers, eliminating the need for manual bidding as well as by providing selling dealers with real-time market pricing and interest information for their vehicles. To ensure that dealers feel confident that their purchase will meet their expectations, we offer detailed mechanical inspections on the vehicles they purchase.

Sell My Car – Instant Max Cash Offer

Sell My Car – Instant Max Cash Offer allows consumers to sell vehicles to dealers entirely online, providing dealers with a fresh source of trade-in inventory and helping to ensure liquidity amongst CarOffer’s platform. Consumers answer a few questions to receive instant competitive offers and, after receiving an offer, can customize the process with virtual pre-inspections and vehicle pickup arrangements. CarOffer processes transactions directly and collects dealer fees.

Mobile Applications

Consumer Mobile Application

CarGurus’ consumer mobile application offers a seamless experience for buying and selling cars with features such as search and browse tools with detailed filters, price analysis to evaluate deals, dealer reviews for informed decisions, and financing options with payment calculators. Consumers can save searches, set alerts for new listings, and get an offer to sell their car through Top Dealer Offers. The app supports personalized accounts, push notifications for updates, and secure authentication for smooth access.

Dealer Mobile Application

CarGurus’ dealer mobile application enables dealership operations with a suite of tools designed for efficiency and effectiveness. Key features include an IMV scan for quick vehicle identification number scanning or manual input, inventory management for adding, updating, or removing vehicles, and lead management for tracking and responding to inquiries. The app provides pricing tools to set competitive prices, dealer insights for performance and market analysis, and push notifications for timely updates. It supports localization with multi-language and country-specific settings, leverages native device features like the camera, and offers customizable app settings.

Technology and Product Development

We are a technology and data company focused on utilizing our background as a trusted marketplace for consumers and dealers to provide our customers with innovative and actionable data analysis. We have built an extensive repository of data on cars, prices, dealers, and the interactions between consumers and dealers that is the result of many years of data aggregation and regression modeling. We design our mobile and web products to create a transparent experience for both consumers and dealers. We believe in rapid development, release frequent updates, and have internal tools and automation that allow us to efficiently evolve our products. Our software is built using a combination of internally developed software, third-party software and services, and open-source software.

Infrastructure

Our development servers and U.S. and Canadian websites are hosted through third-party cloud services in the U.S. and at third-party data centers in the U.S. near Dallas, Texas. Our European websites are hosted on third-party cloud computing services near each of London, England; Dublin, Ireland; and Frankfurt, Germany. We use third-party content distribution networks to cache and serve many portions of our sites at locations across the globe. We monitor and test at the application, host, network, and full-site levels to maintain availability and promote performance. We use third-party cloud computing services for many data processing jobs and backup/recovery services.

Marketing and Brand

Consumer Marketing

Through our consumer marketing program we engage consumers at all points of the consumers’ journey to communicate our brand values and value propositions as well as to drive consumer leads and transactions for our dealers and partners. We advertise through online and offline channels including linear, cable, and connected television, video, social media, display, search, content marketing, partnerships, sponsorships, influencers, and affiliate relationships. We continually test into emerging and new channels with the goal of optimizing our customer acquisition cost and driving awareness of our brand. We use our owned channels, including email, text messages, and on-site and in-app messaging, to deepen our relationships with existing customers. Leveraging our proprietary data and content, we also engage in press outreach to deliver our messages through organic media and articles. We largely drive our consumer marketing efforts internally, but engage agency partners when appropriate. Outside of the U.S., we tailor marketing efforts to local markets.

Dealer Marketing

Our dealer marketing team is primarily focused on building marketing assets that best educate dealer customers and prospects about our products. We execute dealer campaigns through a number of channels including email, direct mail, and social media with the aim to both drive leads to our sales teams and to increase product adoption and usage with new and existing customers. In addition, we host events to deepen our understanding of dealer needs and relationships and provide content and thought leadership to support dealer success.

Our marketing team consistently uses research to support ongoing improvement and development of our customer experience.

Sales

Our sales team is responsible for driving dealer acquisition, subscription conversions, and product adoption across franchise and independent dealerships. Both inside and field sales teams support strategic dealership groups in major markets in the U.S., Canada, and the U.K., with additional advertising sales staff based in the U.S., Canada, and the U.K.

Account Managers work with paying dealers to enhance satisfaction and retention through tailored support, including product usage guidance, inventory merchandising, ROI tracking, and profit growth strategies. Active communication with dealers strengthens relationships and fosters success on our platform.

CarOffer’s sales and service team focuses on supporting dealer satisfaction and retention, facilitating transactions, and onboarding new dealers to its platform.

Competition

We face competition to attract consumers and paying dealers to our marketplaces and services and to attract advertisers to purchase our advertising products and services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•
major U.S. online automotive marketplaces, such as AutoTrader.com, Carfax.com, Cars.com, and TrueCar.com;
•
other U.S. automotive websites, such as Edmunds.com and KBB.com;
•
online automotive marketplaces and websites in our international markets;
•
online dealerships, such as Carvana.com;
•
sites operated by individual automobile dealers;
•
internet search engines, including aggregation sites and AI-generated search engines;
•
social media marketplaces;
•
peer-to-peer marketplaces, such as Craigslist.com;
•
vehicle auction companies, including digital wholesale platforms, such as ACV Auctions, OPENLANE, and E INC; and
•
e-commerce sites, such as the partnership between Amazon.com, Inc., or Amazon, and Hyundai to sell cars on Amazon.com.

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

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines, social media marketplaces, and other internet sites, online dealerships, and vehicle auction companies that attract consumers and dealers searching for vehicles, as applicable. We compete primarily on the basis of the ROI that our marketplace offers and the synergies provided by the combination of our foundational Listings business with digital wholesale and digital retail offerings complemented by the leveraging our marketplace standing into insightful data analysis. We believe we compare favorably due to our large user audience, high user engagement, the volume and quality of connections we provide to well-informed consumers, and the high impact data insights we provide, which results in an attractive ROI for dealers.

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

Seasonality

Across the retail automotive industry, consumer purchasing activity is typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending.

Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. Macroeconomic conditions, such as slower growth or recession, higher interest rates, unemployment, inflation, consumer confidence in the economy, consumer debt levels, labor disruptions, work stoppages, or strikes, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of wholesale vehicle sales, as was evidenced by the global semiconductor chip shortage and other supply-related shortages.

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

People and Talent

Our investment in our greatest asset – our people – is integral to our core values, evidenced by our inclusion of employee development as components of our 2024 strategic and organizational initiatives. Our Board of Directors oversees our people and talent efforts and views building our culture – from employee development and retention to diversity, equity, inclusion, and belonging initiatives – as key to driving long-term value for our business and helping mitigate risks. As of December 31, 2024, we had 1,282 full-time employees, 72 of whom were based outside the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Culture, Values, and Standards

OUR CORE VALUES
WE ARE PIONEERING	WE ARE TRANSPARENT	WE ARE DATA-DRIVEN
WE MOVE QUICKLY	WE ARE COLLABORATIVE	WE HAVE INTEGRITY

Our company culture is rooted in a data-driven, innovative approach to the automotive market, fostering thought leadership, collaboration, and continuous improvement to serve our consumers, dealers, and partners. We are an equal opportunity employer and strive to build and nurture a culture where inclusiveness is a reflex, not an initiative. We also have five universal leadership capabilities that differentiate us from the market as part of our continued commitment to give employees the power to own their career development and impact and guide how we work and drive impact. They include:

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

We continually invest in employee career growth and a wide range of development opportunities, including compliance training, mentoring, coaching, and hybrid learning formats.

Compensation and Benefits

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with competitive wages and access to flexible and convenient healthcare programs intended to meet their needs and the needs of their families, including for all eligible U.S. employees: medical, dental, and vision coverage; health savings accounts with company contributions and flexible spending accounts; paid time off; flexible hybrid work schedules or remote work on a case-by-case basis; employee assistance programs; short-term and long-term disability insurance; term life insurance; and fertility health and family-forming benefits; as well as company-paid access to certain wellness and family care resources. Additionally, we offer a 401(k) plan that includes a company matching program.

Employee Engagement

Each year we conduct an employee engagement survey to help our management team gain insight into and gauge employees’ feelings, attitudes, and behaviors around working at CarGurus. Our latest survey, which closed on November 1, 2024, had a participation rate of approximately 80% of our eligible employees worldwide (this survey excluded CarOffer employees, employees on leave, and employees hired after July 21, 2024). We take employee feedback seriously. Our culture and commitment to building a workplace where we can all thrive has been recognized externally – we have received numerous awards acknowledging our efforts in creating a desirable workplace.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret protections, confidentiality procedures, and contractual restrictions.

CarGurus has one issued U.S. patent with an expiration date of May 2034, one pending U.S. patent application, and one pending international patent application. CarOffer has one pending U.S. patent application. These applications cover proprietary technology that relates to various functionalities on our platform, generally in connection with pricing, ranking, and detecting fraud in online listings. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks in the U.S. and certain other jurisdictions. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position. Our registered trademarks remain enforceable in the countries in which they are registered for as long as we continue to use the marks, and pay the fees to maintain the registrations, in those countries.

We are the registered holder of several domestic and international domain names that include “CarGurus”, “CarOffer”, “Pistonheads”, and “Autolist” and other variations of our trade names.

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

We consider applicable advertising and consumer protection laws and regulations in designing our products and services. We endeavor to design our website content in a manner that would comply with relevant advertising regulations and consumer protection laws if the content were to be considered vehicle sales advertising.

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

Information about Our Executive Officers (as of February 20, 2025)

Jason Trevisan, Chief Executive Officer and Director (Age 50). Mr. Trevisan has served as our Chief Executive Officer and a member of our Board of Directors since January 2021. Prior to such appointments, he served as our Chief Financial Officer from September 2015 to January 2021, as our Treasurer from July 2016 to January 2021, and as our President, International from January 2020 to January 2021. He served as our interim Principal Financial Officer from October 2022 to December 2023. Prior to joining CarGurus, Mr. Trevisan was a General Partner with Polaris Partners, a venture capital firm, from September 2003 to August 2015. While at Polaris Partners, Mr. Trevisan led investments in and served as a director of numerous consumer internet and software companies including LegalZoom, PartsSource, Shoedazzle, and The Roberts Group. Prior to that, from September 1999 to June 2001, Mr. Trevisan held management roles in analytics and client services at aQuantive, a digital marketing service and technology company, which was acquired by Microsoft Corporation in 2007. Earlier in his career, from July 1996 to August 1999, he served as a consultant with Bain & Company, a management consulting company. Mr. Trevisan received a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and a Bachelor of Arts degree from Duke University.

Langley Steinert, Executive Chair and Chair of the Board of Directors (Age 61). Mr. Steinert is our founder and has served as our Executive Chair since January 2021 and as a member of our Board of Directors since our founding. Mr. Steinert has served as our Chair since September 2017 and served as our Chief Executive Officer from our founding to January 2021 and as our President from June 2015 to February 2019. Mr. Steinert is also the co-founder of ApartmentAdvisor, Inc., an apartment rental marketplace, and has served as Chairman of its board of directors since October 2020. Mr. Steinert also serves as a board member at the Tuck School of Business at Dartmouth College. From February 2000 through February 2006 Mr. Steinert was Chairman and co-founder of TripAdvisor, Inc., an online marketplace for travel-related content. Mr. Steinert holds a Master of Business Administration degree from the Tuck School of Business at Dartmouth College and a Bachelor of Arts degree from Georgetown University.

Ismail Elshareef, Chief Product Officer (Age 49). Mr. Elshareef has served as our Chief Product Officer since February 2024. Prior to joining CarGurus, Mr. Elshareef served as the Chief Product Officer at OneFootball, a platform-based football media company, from January 2022 to January 2024. Prior to that, he served as the Chief Product Officer at UpKeep, Inc., an asset operations management platform company, from August 2019 to December 2021. Previously, Mr. Elshareef served in various roles at Ticketmaster Entertainment, LLC, a ticket sales and distribution company, including SVP, Consumer Products from September 2016 to July 2019 and VP, Open Platform and Innovation from July 2015 to September 2016, and in various roles at Edmunds.com Inc., an online resource for automotive inventory and information, including Executive Director, Open Platform from May 2011 to July 2015, Principal Architect from May 2010 to May 2011, and Director, Engineering from December 2007 to May 2010. Mr. Elshareef holds a Bachelor of Science in Computer Engineering degree from the King Fahd University of Petroleum and Minerals and a Master of Science in Electrical Engineering degree from California State University, Los Angeles. He also completed the Executive Management Program at Kellogg Graduate School of Management at Northwestern University.

Zachary Hallowell, Chief Executive Officer, CarOffer (Age 49). Mr. Hallowell has served as Chief Executive Officer, CarOffer since December 2023 and served as our Head of Industry Transformation from October 2023 to December 2023. Prior to joining CarGurus, Mr. Hallowell served in various roles at Cox Automotive Inc., an automotive services and technology provider, including as Senior Vice President, Manheim Digital from October 2020 to October 2023, Vice President, Manheim Digital Marketplace from January 2018 to October 2020, and General Manager/Head of Operational Excellence at RMS Automotive from November 2015 to December 2017. Prior to that, he served in various roles at OPENLANE, Inc. (formerly known as KAR Auction Services, Inc.), an online auction company for automotive dealers, including as Vice President, Online Product Management, ADESA from December 2014 to October 2015, President/COO Recovery Database Network from January 2013 to October 2015, Business Line Director, OPENLANE from October 2007 to December 2012, Director, Product and Program Management from April 2004 to December 2006, and Product Manager from November 1999 to April 2004. From January 2007 to October 2007 Mr. Hallowell served as a Senior Project Manager at L.L. Bean, a multi-chain retailer. Mr. Hallowell holds a Bachelor of Arts in Political Science degree from Middlebury College.

Jennifer Hanson, Chief People Officer (Age 54). Ms. Hanson has served as our Chief People Officer since September 2024. Prior to joining CarGurus, Ms. Hanson served as a Senior Corporate Advisor at Accolade, Inc., a healthcare company, from May 2024 to July 2024 and as Accolade’s Chief Human Resources Officer from May 2022 to April 2024. Prior to that, she served in various roles at Fidelity Investments, a financial services corporation, including as Senior Vice President, Head of Fidelity Medicare Services from February 2019 to April 2022, Senior Vice President, Managing Director at Fidelity Labs from July 2018 to February 2019, Senior Vice President, Head of Associate Experience and Benefits from June 2012 to June 2018, and Vice President and Associate General Counsel from October 2006 to June 2012. Ms. Hanson served as Associate General Counsel at Tufts Health Plan, an insurance agency, from October 2003 to October 2006 and Assistant General Counsel from April 1999 to October 2003, as Counsel at Unicare, a health insurance company, from March 1997 to April 1999, and as a Contracts Manager at Unicare from December 1995 to March 1997. Ms. Hanson holds a Juris Doctor degree from Northeastern University School of Law and a Bachelor of the Arts degree from University of Maine.

Elisa Palazzo, Chief Financial Officer (Age 43). Ms. Palazzo has served as our Chief Financial Officer since December 2023. Prior to joining CarGurus, Ms. Palazzo served in various roles at Talkspace, Inc., a healthcare software company, including as Deputy Chief Financial Officer, from April 2023 to November 2023, and as Senior Vice President of Finance, a role she assumed as part of Hudson Executive Capital’s involvement in Talkspace, Inc., from 2021 to April 2023. Between October 2020 and April 2023 she was a Senior Analyst and Managing Director at Hudson Executive Capital, a hedge fund company, overseeing investments in consumer, online, and digital media companies. Previously, from January 2019 to September 2020, she served as an investor and Director at PSP Investments, a pension investment manager company. Prior to that, Ms. Palazzo served as a Senior Investment Analyst at Point72 Asset Management, a hedge fund company, from August 2016 to November 2018, and as an Investment Analyst at Coltrane Asset Management, a hedge fund company, from November 2012 to August 2016. Between 2005 and 2012 she held various roles at Credit Suisse, a financial services company. Ms. Palazzo holds a Master of Business Administration degree from Harvard Business School and a Master of Science in Corporate Finance degree from Bocconi University.

Matthew Quinn, Chief Technology Officer (Age 53). Mr. Quinn has served as our Chief Technology Officer since January 2022. Prior to joining CarGurus, from January 2020 to December 2021, Mr. Quinn was Vice President of Engineering at the small business referral network, Alignable, Inc. He has also led large development teams at technology companies such as Audible, Inc., an Amazon company providing online audiobook and podcast services, where he served in various roles from June 2015 to December 2019, including as Vice President of Software Development from May 2018 to December 2019, as well as Vistaprint, a Cimpress plc company providing online marketing and printing services to small businesses, and Amazon, an e-commerce and cloud computing company. Mr. Quinn pioneered Vistaprint’s promotional products business, built and led their digital services engineering team, managed teams on Amazon’s Fire Phone launch, served as the site lead for Audible’s Boston office, and led teams that launched Audible on Alexa, FireTV, and Kindle. Mr. Quinn holds a Master of Science degree in Management from Emmanuel College and a Bachelor of Arts degree in Mathematics and Computer Science from the College of the Holy Cross.

Dafna Sarnoff, Chief Marketing Officer (Age 61). Ms. Sarnoff has served as our Chief Marketing Officer since December 2021. Prior to joining CarGurus, Ms. Sarnoff led marketing for several technology and growth companies, including Aura Sub, LLC, a digital security innovator, from September 2020 to November 2021, Intersection Parent, Inc., an experience-driven media and technology company, from August 2016 to September 2020, and Yodle, Inc., a digital marketing software-as-a-service business that was acquired by Web.Com Group, Inc. in 2016, from November 2012 to August 2016. Ms. Sarnoff also held various leadership roles over ten years at American Express Company, a bank holding company and multinational financial services corporation that specializes in payment cards, in both consumer and B2B marketing, after starting her career at Bain & Company, Inc. Ms. Sarnoff holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree in Mathematics from Dartmouth College.

Samuel Zales, Chief Operating Officer and President (Age 61). Mr. Zales has served as our Chief Operating Officer since September 2017 and as our President since February 2019. Mr. Zales also served as our Chief Revenue Officer from December 2015 to September 2017 and as our President of Dealer Operations and International from November 2014 to December 2015. Prior to joining CarGurus, from January 2014 to October 2014, Mr. Zales was Executive Vice President of Zeta Interactive, a marketing software company that acquired ClickSquared, Inc., a marketing software company, in January 2014. From March 2013 to January 2014 Mr. Zales was Chief Executive Officer of ClickSquared. Prior to that, Mr. Zales was a consultant to multiple technology and software companies and served on the boards of four venture-backed companies. From October 2008 to November 2011 Mr. Zales was President of Zoom Information, Inc., a software-as-a-service company, where he led day-to-day operations and oversaw the company’s growth strategy into the marketing services and sales intelligence arenas. Prior to that, from January 2007 to October 2008, Mr. Zales was Chief Executive Officer of BuyerZone.com LLC, an online marketplace for business purchasing and a division of Reed Business Information, a business unit of Reed Elsevier PLC, which acquired BuyerZone.com in January 2007. From November 1999 to January 2007, Mr. Zales was President and Chief Executive Officer of BuyerZone.com, which he led to its acquisition by Reed Business Information. Mr. Zales holds a Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts degree from Dartmouth College

Javier Zamora, General Counsel and Corporate Secretary (Age 54). Mr. Zamora has served as our General Counsel and Corporate Secretary since August 2022. Prior to joining CarGurus, Mr. Zamora was VP, General Counsel & Corporate Secretary of Converse, Inc., a footwear and apparel company, from February 2021 to July 2022. From March 2008 to January 2021 he served as Assistant General Counsel at Nike, Inc., a global footwear and apparel company. Prior to that, Mr. Zamora practiced corporate and securities law at Hinshaw & Culberston LLP, a national law firm based in Chicago, and was an officer in the military who served a tour of duty in Iraq. Mr. Zamora holds a Juris Doctor degree from DePaul University and a Bachelor of Arts degree in Political Science from the University of California, Los Angeles.

Additional Information

The following filings are available on our investor relations website after we file them with the U.S. Securities and Exchange Commission, or the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders, and any amendments to those reports or statements. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investors.cargurus.com.

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
•
If we are unable to provide a compelling experience to consumers on our marketplaces, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.
•
Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products could negatively impact our business and financial results.
•
We rely, in part, on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
•
Our future revenue is uncertain, including due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the U.S. and abroad, and additional tariffs, including as a result of the recent U.S. presidential election.
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
•
Our goodwill, intangible assets, and other assets have been subject to impairment in the past and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.
•
We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate highly qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.

•
We may be subject to disputes regarding the accuracy of IMV, Deal Ratings, Dealer Ratings, New Car Price Information, and other features of our marketplaces.
•
We are subject to a complex framework of laws and regulations, many of which are unsettled, still developing, and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model or otherwise harm our business.
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
•
Our ability to attract consumers to our websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.
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
•
There can be no assurance that we will continue to repurchase shares or that our share repurchase program will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

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

A significant source of our revenue consists of subscription fees paid to us by dealers for access to enhanced features on our automotive marketplaces. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. If a significant number of our paying dealers independently or under advisement from influential groups (such as dealer associations, regulators, automotive manufacturers, and consumer advocates) decide to terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

Additionally, in the past, the number of U.S. dealers has declined due to dealership closures and consolidations as a result of industry dynamics and macroeconomic issues. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. In addition, further proliferation of automotive manufacturer direct-to-consumer sales models could result in a decline in the number of U.S. dealers and consolidation in buying power. If dealership closures and consolidations occur in the future, our business and financial results would be materially and adversely affected.

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

Decreases in consumer demand could adversely affect the market for automobile purchases and, in turn, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends, including:

•
energy costs;
•
the availability and cost of credit;
•
increased interest rates;
•
inflation;
•
reductions in business and consumer confidence;
•
stock market volatility;
•
unemployment levels;
•
government shutdowns, political unrest, or uncertainty; and
•
other global economic conditions.

Further, in recent years the market for motor vehicles has experienced rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks, and other fundamental changes in transportation could impact consumer demand for the purchase of automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect dealers and car manufacturers and lead to a reduction in other spending by these groups, including targeted incentive programs. In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including:

•
global supply chain challenges;
•
labor disruptions, work stoppages, or strikes;
•
economic instability;
•
changes in tax laws and regulations;
•
export controls;
•
changes to trade policies, including higher tariff rates and customs duties;
•
economic sanctions and trade restrictions;
•
geopolitical tensions and military conflicts; and
•
other macroeconomic issues, including increased interest rates and inflation.

Both the availability and cost of credit are factors affecting consumer confidence, which is a critical driver of vehicle sales for our consumers and dealers. Additionally, vehicle affordability for our consumers is becoming more challenging due to a combination of factors, including elevated vehicle pricing resulting from inflationary cost increases and declines in inventory supply, rising vehicle finance costs due to increased interest rates, and rising auto insurance rates. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

If the CarOffer business and/or our combined offerings do not grow, our revenue and business could be adversely affected.

Our Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $118.3 million, or 55%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 11% of total revenue for the year ended December 31, 2024, compared to 24% of total revenue for the year ended December 31, 2023. There can be no assurances that we will be able to increase the revenue attributable to our Digital Wholesale segment or whether such segment will be able to achieve profitable growth in the future. Our ability to grow our Digital Wholesale segment and the revenue associated with it depends on a number of factors, including, but not limited to, our ability to:

•
expand the number of dealers engaging on the CarOffer platform;
•
retain existing customers and increase the share of wholesale transactions that they complete on the CarOffer platform;
•
attract prospective customers who have historically purchased or sold vehicles through physical auctions and may choose not to transact online; and
•
successfully compete with competitors, including other online vehicle auction companies and large, national offline vehicle auction companies that are expanding into the online channel and have launched online auctions in connection with their physical auctions.

Additionally, our ability to grow Instant Max Cash Offer and the revenue associated with it depends on a number of factors, including our ability to effectively scale and market Instant Max Cash Offer; attract consumers to sell their vehicles online through Instant Max Cash Offer; and successfully compete with competitors, including online dealerships. If our anticipated transaction synergies do not fully materialize, or the CarOffer business and/or Instant Max Cash Offer fail to grow at the rate we expect, our revenue and business could be adversely affected.

While we have taken actions intended to improve the operational efficiency at CarOffer and to capitalize on synergies between the CarOffer platform and our other businesses, there are no assurances that we will be able to improve the performance of our CarOffer platform or increase the revenue derived from our Digital Wholesale segment.

Industry conditions such as a significant change in retail vehicle prices or a decline in the used vehicle inventory supply coming to the wholesale market could also adversely impact CarOffer’s business and growth. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales on the CarOffer platform. Used vehicle dealers may also decide to retail more of their vehicles, which could adversely impact the volume of vehicles offered for sale on the CarOffer platform. In addition, the decline in the supply of inventory and increase in the cost of financing have, among other factors, led to an increase in wholesale auction prices and the prices that dealers charge consumers for automobiles. We also face inventory risk in connection with vehicles acquired by CarOffer via arbitration, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs, as well as increased costs associated with the arbitration process. Such inventory risk and costs would be higher if arbitrations increase, which is more likely to occur in connection with declining wholesale market conditions.

Furthermore, activity on the CarOffer platform has in the past fluctuated, and may again in the future fluctuate, from period to period based on macroeconomic conditions and changing demand requirements, which could adversely impact our revenue, results of operations, and financial condition for such period(s). Macroeconomic issues, including increased interest rates and lower consumer confidence, could also adversely impact dealer demand for sourcing inventory and, therefore, lead to a reduction in the number of vehicle wholesale sales on the CarOffer platform and/or transacted via Instant Max Cash Offer, which would adversely impact CarOffer’s business and financial results. Additionally, inventory challenges in the automotive industry have contributed and could continue to contribute to a decrease in the supply of vehicles coming to the wholesale market and reduce the number of vehicles sold on the CarOffer platform and/or transacted via Instant Max Cash Offer. An inability by CarOffer to retain customers and/or increase or find alternative sources of vehicle supply could adversely impact our revenue and business.

We may fail to successfully integrate CarOffer and/or fail to fully realize all of the anticipated benefits of the 2023 CarOffer Transaction, which could harm our business, brands, operating results, and financial condition.

On December 1, 2023, we completed our acquisition of the remaining minority equity interests in CarOffer, or the 2023 CarOffer Transaction. Successful integration of CarOffer’s operations and personnel into our existing operations places an additional burden on management and other internal resources. The integration process could distract our management, disrupt our ongoing business, or result in inconsistencies in our services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the 2023 CarOffer Transaction, which could, in turn, harm our business, brands, operating results, and financial condition.

If dealers or other advertisers reduce their spending with us, our advertising revenue and business and our financial results would be harmed.

A portion of our revenue is derived from advertising revenue generated primarily through short-term advertising sales, including on-site advertising and audience targeting services, to dealers, auto manufacturers, and other auto-related brand advertisers as well as non-endemic programmatic advertisers. We compete for this advertising revenue with other online automotive marketplaces and with traditional media, such as television, radio, magazines, newspapers, automotive publications, billboards, and other offline advertising channels. Our ability to attract and retain advertisers and to generate advertising revenue depends on a number of factors, including our ability to:

•
increase the number of consumers using our marketplaces;
•
compete effectively for advertising spending with other online automotive marketplaces;
•
continue to develop our advertising products;
•
keep pace with changes in technology and the practices and offerings of our competitors, including the use of AI;
•
keep pace with changes to data privacy regulations as well as the implementation of consent mechanisms to support the changing regulatory landscape; and
•
offer an attractive ROI to our advertisers for their advertising spend with us.

It is possible that advertising customers will cancel or reduce their advertising with us for a variety of reasons, including macroeconomic issues, such as increased interest rates and other matters that influence consumer spending. In addition, a decline in the number of consumer visits to our sites could have an adverse impact on our advertising revenue. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

If we are unable to provide a compelling experience to consumers on our marketplaces, connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we are unable to provide a compelling experience to consumers on our marketplaces, the number of connections between consumers and dealers using our marketplaces may decline, which, in turn, could lead dealers to stop listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the amount of inventory available on our marketplaces would materially and adversely affect our business and financial results. Our ability to provide a compelling consumer experience, both on desktop computers and through mobile devices, is subject to a number of factors, including our ability to:

•
maintain attractive marketplaces for consumers and dealers;
•
continue to innovate and introduce products for our marketplaces;
•
anticipate or adapt to new and changing technologies, including the use of AI, and consumer requirements on a timely basis;
•
launch new products that are effective and have a high degree of consumer engagement;
•
display a wide variety of automobile inventory to attract more consumers to our websites;
•
provide mobile applications that engage consumers;
•
maintain the compatibility of our mobile applications with operating systems and with mobile devices running such operating systems; and
•
access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers, including, for example, features of vehicle listing, research, search, and transactional offerings. A failure by us to capture the benefits that we expect from these product investments could negatively impact our business and financial results.

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic factors and any cost-savings initiatives on our business. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers, and conducting other research and development activities. There can be no assurance that innovations to our products, like Instant Max Cash Offer or Top Dealer Offers, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue, or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace.

In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers and if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

We rely, in part, on internet search engines to drive traffic to our websites, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.

We rely, in part, on internet search engines such as Google, Bing, and Yahoo! to drive traffic to our websites. The number of consumers we attract to our marketplaces from search engines is due in part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, when a consumer searches for a vehicle in an internet search engine, we rely on a high organic search ranking of our webpages to refer the consumer to our websites. Our competitors’ internet search engine optimization efforts may result in their websites receiving higher search result rankings than ours, or internet search engines could change their methodologies and/or introduce competing products in a way that would adversely affect our search result rankings. If internet search engines modify their methodologies in ways that are detrimental to us, as they have done from time to time, or if our efforts to improve our search engine optimization are unsuccessful or less successful than our competitors’ efforts, our ability to attract a large consumer audience could diminish, traffic to our marketplaces could decline, and the number of leads that we send to our dealers could be adversely impacted. Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend, more aggressive spending by our competitors, or increased costs from internet search engines could cause us to incur higher advertising costs and/or reduce our market visibility to prospective users, which could, in turn, adversely impact our ability to attract a large consumer audience, the amount of traffic to our marketplaces, and the number of leads that we send to our dealers. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines would harm our business and operating results.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data brokers or licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplaces and ourselves. For example, our success in each market is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers and dealers using our marketplaces. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, and increased fees we may be charged by data providers. Our marketplaces could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplaces may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable or transparent shopping experience for consumers using our marketplaces and could negatively affect our business and operating results.

The failure to build, maintain, and protect our brands would harm our ability to attract a large consumer audience and to expand the use of our marketplaces by consumers and dealers.

Maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, we have reduced our brand spend in comparison to our pre-COVID-19 pandemic levels, and it is possible that we may in the future decide to further reduce such spend depending on macroeconomic conditions. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

Complaints or negative publicity about our business practices and culture, our management team and employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third party content and conduct on our websites, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplaces and could adversely affect our brands. There can be no assurance that we will be able to maintain or enhance our brands, and failure to do so would harm our business and operating results.

Our future revenue is uncertain, including due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the U.S. and abroad, and additional tariffs, including as a result of the recent U.S. presidential election.

Our revenue decreased to $894.4 million for the year ended December 31, 2024, from $914.2 million for the year ended December 31, 2023, representing a 2% decrease between such periods. Our future revenue is uncertain and could potentially be impacted by macroeconomic issues, including:

•
declining wholesale vehicle prices;
•
reductions in business and consumer confidence;
•
labor disruptions, work stoppages, or strikes;
•
unemployment levels;
•
consumer debt levels;
•
financial market volatility and disruption;
•
inflationary concerns;
•
changes in tax laws and regulations;
•
interest and currency exchange rates;
•
uncertain economic conditions in the U.S. and abroad;
•
additional tariffs, including as a result of on the recent U.S. presidential election;
•
export controls;
•
geopolitical events;
•
economic sanctions and trade restrictions; and
•
other matters that influence consumer spending and preferences as well as changes to the regulatory landscape.

We will also not be able to grow as expected, or at all, if we fail to:

•
increase the number of consumers using our marketplaces;
•
maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying;
•
expand the number of dealers engaging on the CarOffer platform and increase the share of wholesale transactions which they complete on such platform;
•
attract and retain advertisers placing advertisements in our marketplaces;
•
attract new consumers to sell their vehicles online through Instant Max Cash Offer;
•
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

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of macroeconomic issues, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. We may need to engage in equity or debt financings to secure additional funds, in addition to our revolving credit facility associated with the Credit Agreement (as defined below), which we refer to as the 2022 Revolver. Additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including heightened inflation and interest rate and currency rate fluctuation, may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances and could adversely affect our business, operating results, financial condition, and prospects.

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

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures. Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including:

•
adapting our websites, mobile applications, and services to conform to local consumer behavior;
•
increased competition from local providers and potential preferences by local populations for local providers;
•
compliance with applicable foreign laws and regulations, including different privacy, consumer, financial, censorship, and liability standards and regulations and different intellectual property laws;
•
the enforceability of our intellectual property rights;
•
credit risk and higher levels of payment fraud;
•
compliance with anti-bribery laws, including compliance with currency exchange rate fluctuations;
•
adverse changes in trade relationships among foreign countries and/or between the U.S. and such countries (which could result in the potential implementation of more restrictive trade policies, higher tariffs, or the renegotiation of existing trade agreements in the U.S. or countries that could adversely affect our supply chain and our business);
•
double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the U.S. or the foreign jurisdictions in which we operate; and

•
higher costs of doing business internationally.

Our goodwill, intangible assets, and other assets have been subject to impairment in the past and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We evaluate the recoverability of recognized goodwill, intangible assets, and other assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment, including identification of triggering events for reassessment and determination of the fair value of related assets. If such goodwill, intangible assets, or other assets are deemed to be impaired, an impairment loss equal to the amount by which the asset group’s carrying value exceeds the fair value of the net assets would be recognized. Future events may cause impairments of our goodwill, intangible assets, or other assets based on factors such as the price of our Class A common stock, projected cash flows, assumptions used, operational challenges, or other variables. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets, or other assets.

In the three months ended June 30, 2024, we recognized a partial impairment charge of $127.5 million related to the CarOffer reporting unit. If we determine that there has been a further impairment of our goodwill, intangible assets, or other assets related to the CarOffer reporting unit or there has been an impairment of goodwill, intangible assets, or other assets, we may be required to record additional charges, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate highly qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.

We believe our success has depended, and continues to depend, on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. We have encountered intense competition for retaining and attracting highly qualified and skilled employees. Retaining highly qualified personnel can be influenced by external market conditions, employee well-being, our employer reputation, and competitive poaching. Accordingly, we have incurred, and we may continue to incur, significant costs to attract new employees and retain existing ones, and we may in the future become less competitive in attracting and retaining employees as a result of any expense reduction efforts that we may initiate. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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

We may be subject to disputes regarding the accuracy of IMV, Deal Ratings, Dealer Ratings, New Car Price Information, and other features of our marketplaces.

We provide consumers using our CarGurus platform and dealers using our CarGurus and CarOffer platforms with our proprietary IMV, Deal Ratings, and Dealer Ratings as well as other data insights and features to help them evaluate vehicle pricing, including New Car Price Information. Our valuation models depend on the inventory listed on our websites as well as information regarding automotive sales. If the inventory on our websites declines significantly, if the number of automotive sales declines significantly, or if used car sales prices become volatile, whether as a result of macroeconomic effects or otherwise, our valuation models may not perform as expected. Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause the IMV, the Deal Rating, New Car Price Information, or other features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, regulators, consumers, dealers, and other industry participants may question or disagree with our IMV, Deal Rating, Dealer Rating, or New Car Price Information. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ confidence in, or use of, our marketplaces, and could result in legal disputes.

We are subject to a complex framework of laws and regulations, many of which are unsettled, still developing, and contradictory, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state, and local laws and regulations and to foreign laws and regulations.

Local Motor Vehicle Sales, Advertising and Brokering, and Consumer Protection Laws

The advertising and sale of new and used motor vehicles is highly regulated by the jurisdictions in which we do business. Regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to certain aspects of our business. If our marketplaces and related products are determined to not comply with relevant regulatory requirements, we or dealers could be subject to civil and criminal penalties, including fines, or the award of significant damages in class actions or other civil litigation, as well as orders interfering with our ability to continue providing our marketplaces and related products and services in certain jurisdictions. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose or have difficulty increasing the number of paying dealers, which would affect our future growth.

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

Federal Laws and Regulations

The Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the U.S. If the FTC or any other state regulatory body takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

Our platforms enable us, dealers, and users to send and receive text messages and other mobile phone communications. The TCPA, as interpreted and implemented by the FCC and federal and state courts, impose significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations and compliance may involve fact-specific analyses.

Any failure by us, or the third parties on which we rely, to follow, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines, and penalties or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to applicable laws or their interpretations that further restricts the way consumers and dealers interact through our platforms, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

Antitrust and Other Laws

Antitrust and competition laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. A governmental or private civil action alleging unlawful or anticompetitive activity could be costly to defend and could harm our business, results of operations, financial condition, and cash flows.

Claims could be made against us under both U.S. and foreign laws, including claims for defamation, libel, privacy violations, false advertising, unfair trade or deceptive practices, or intellectual property infringement, or claims based on other theories related to the nature and content of the materials disseminated by our marketplaces and on portions of our websites. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information transmitted in our marketplaces, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. We are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, competition, and other matters. The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of subscribing dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by federal and state governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplaces, or state attorney general offices combining resources to investigate state privacy law violations, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplaces and related products and services.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including our transaction processor; our data center hosts; our information technology providers; our data providers for inventory and vehicle information; our advertising serving platforms; and our partners for vehicle transportation, inspection, and other logistics associated with our CarOffer business and Instant Max Cash Offer. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, or increase their fees or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. For example, primarily in connection with the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, we utilize a single third-party transaction processor that collects customer payments on our behalf and remits them to us, provides payments in advance for certain selling dealers, provides titling services for transactions, and holds auction licenses. If our relationship with this third-party transaction processor were to deteriorate or terminate, we would have to identify a succeeding transaction processor or assume in-house facilitation of these services, which would disrupt our business and could adversely affect our revenue, results of operations, and financial condition. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

Our enterprise systems require that we integrate the platforms hosted by certain third-party service providers. We are responsible for integrating these platforms and updating them to maintain proper functionality. Issues with these integrations, our failure to properly update third-party platforms, or any interruptions to our internal enterprise systems could harm our business by causing delays in our ability to quote, activate service, maintain service, and bill new and existing customers on our platform.

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

Some functions of our marketplaces involve the storage and transmission of consumers’ information, such as IP addresses and site activity data, contact information of users who connect with dealers, credit applications, and other financial data and profile information of users who create accounts on our marketplaces as well as dealers’ information. We also process and store personal and confidential information of our vendors, partners, and employees, and we employ third-party service providers, such as payment processing providers, who also regularly have access to customer and consumer data. Some of this information may be sensitive, and any cybersecurity attack, data breach, or other security incident impacting such information, including the unauthorized acquisition or access, compromise, or loss of such information, against us or our third-party service providers could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation (including class action litigation) or regulatory action, and remediation costs. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information, and we also rely on our third-party service providers to use sufficient security measures to protect such information. Despite all of our efforts designed to protect this information, none of our security measures or those of our third-party service providers provide absolute security, and they may not be effective in preventing a future failure of our systems. Like all information systems and technology, our websites, mobile applications, and information systems, and those of our third-party service providers, are subject to computer viruses, break-ins, phishing attacks, attempts to overload the systems with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our or our third-party service providers’

systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. If we or our third-party service providers experience compromises to data security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers, customers, advertisers, partners, vendors, and employees may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, dealers may stop or decrease their subscriptions with us, and advertisers may decrease or stop advertising on our websites.

Further, outside parties have attempted and will likely continue to attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our information of consumers, dealers, advertisers, and employees. As cyber-attacks increase in frequency and sophistication, our cyber-security and disaster recovery plans may not be effective in anticipating, preventing, and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems constantly evolve, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate measures for prevention and detection. For example, as AI continues to evolve, cybercriminals could also use AI to develop malicious code and sophisticated phishing attempts.

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

There are numerous federal, national, state, and local laws and regulations in the U.S. and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. These laws and regulations are evolving, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines, penalties, or on-going monitoring, may subject us to investigations and/or third-party lawsuits, may be inconsistent between countries and state-level jurisdictions, and may conflict with other requirements. We seek to comply with applicable industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, given the recency of these laws and the lack of enforcement examples so far, especially in the U.S., it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, which we refer to collectively as the Privacy Regulations. The Privacy Regulations include the EU’s General Data Protection Regulation, the California Consumer Protection Act, and an additional 18 separate U.S. state consumer privacy laws that are currently in effect or will be going into effect over the next year (Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia). Certain of the Privacy Regulations have already required, and certain others may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts, and restrict our ability to store, transfer, and process data, which may seriously harm our business. Similarly, the gradual industry shift away from relying on third-party cookies may require us to change our policies and procedures and, if we are not in compliance, may also seriously harm our business. We may not be entirely successful in our efforts to effectively transition away from third-party cookies as well as comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain Privacy Regulations and other statutory requirements.

Any failure or perceived failure by us to comply with U.S. and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees, and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer, or dealer information at risk and could, in turn, expose us to claims for damages, regulatory fines, penalties, or litigation and harm our reputation, business, and operating results.

Our ability to attract consumers to our websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.

The success of our on-site monetization efforts, consumer marketing, and the delivery of digital advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including:

•
increasing consumer adoption of browser preference signals as a result of legislation;
•
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

Each of these developments could materially impact our ability to collect consumer data and deliver relevant digital advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business could be materially impacted.

We have been, and may again be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We have been, and may in the future be, subject to claims and litigation alleging that we or content on our websites infringe others’ intellectual property rights, including the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may also learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or payment of substantial damages. We host third-party images on our website and mobile application and may be subject to third-party claims of those images infringing on intellectual property rights of third parties. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to stop offering some features or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to modify our marketplaces and features, which could require significant effort and expense and may ultimately not be successful.

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims regarding ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional product, technology, and development resources to change our platforms or services, any of which would have a negative effect on our business and operating results. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results, and our reputation.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims asserted against us by owners of other registered or unregistered trademarks logos or slogans, for our use of registered or unregistered trademarks, logos, or slogans or third-party trademarks that incorporate variations of our trademarks.

We currently hold various internet domain names relating to our brands. The regulation of domain names is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the names of our brands. In addition, third parties have created and may in the future create copycat or squatter domains to deceive consumers, which could harm our brands, interfere with our ability to register domain names, and result in additional costs.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website crawling, website scraping, or other means and aggregate this data with data from other sources. In addition, copycat websites may misappropriate data in our marketplaces and attempt to imitate our brands or the functionality of our websites, or to use data from our marketplace to develop data analytics and insights. This activity may also interfere with the operation of our marketplace. We may be unable to detect and remedy all such activities in a timely and adequate manner. Regardless of whether we can successfully enforce our rights against these third parties, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, and financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brands and business could be harmed.

Seasonality and other factors may cause fluctuations in our operating results and our marketing spend.

Across the retail automotive industry, consumer purchasing activity is typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending, and our consumer-marketing spend generally fluctuates accordingly. In addition, any reduction of our marketing spend in response to macroeconomic-related expense management or otherwise, and shifts in demand from dealers and consumers could impact the efficiency of our marketing spend. As our growth rates moderate or cease, the impact of these seasonality trends and other influences on our results of operations could become more pronounced. This seasonality has affected the demand for our services in the past, and may continue to in the future. In addition, the volume of wholesale vehicle sales can fluctuate from quarter to quarter as a result of macroeconomic issues, which may have a corresponding impact on our results of operations. This variability is due to several factors including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. This variability has affected our Digital Wholesale segment in the past, and may continue to in the future.

Failure to deal effectively with fraud or other illegal activity could harm our business.

We are exposed to potential fraudulent and illegal activity in our marketplaces, including listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; and receipt of fraudulent leads that we may send to our dealers. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity now or in the future. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers, and adversely affect our reputation, financial performance, and growth prospects.

We have previously identified a material weakness in our internal control over financial reporting. If we fail to maintain effective internal control and remediate any future control deficiencies, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.

We have previously identified a material weakness in our internal control over financial reporting, which was subsequently remediated during the year ended December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The deficiencies identified were in controls at our CarOffer subsidiary, including information technology general control deficiencies over certain information technology systems.

Although we have completed our remediation of the material weakness, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to produce accurate consolidated financial statements in the future, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, and our ability to access the capital markets could be limited. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

A failure by us to comply with the covenants or payment requirements specified in the 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under the 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under the 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver associated with our leases.

Expectations relating to environmental, social, and governance considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social, and governance, or ESG, considerations relating to our business, including climate change and greenhouse gas emissions, human capital, and diversity, equity, inclusion, and belonging. We make statements about our ESG goals and initiatives through information provided on our website. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our ESG goals and initiatives and the focus of stakeholders may change and evolve over time.

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

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder and Executive Chair, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, therefore, has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chair, and his ability to control the election or replacement of our directors. As our Executive Chair, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to this Annual Report), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our founder and certain of his affiliates hold a substantial number of the outstanding shares of our Class B common stock and, therefore, hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, therefore, are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. Additionally, transfers by holders of Class B common stock will generally result in those transferred shares converting into Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock into Class A common stock has had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain such shares. If, for example, Mr. Steinert retains a significant portion of his holdings of Class B common stock, he could continue to control a majority of the combined voting power of our outstanding capital stock.

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

•
changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
sales of shares of our Class A common stock by us or our stockholders;
•
adverse changes to recommendations regarding our stock by covering securities analysts;
•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•
announcements by us or our competitors of new products;
•
the public’s reaction to our issuances of earnings guidance or other public announcements and filings;
•
real or perceived inaccuracies in our key metrics;
•
actual or anticipated changes or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally;
•
litigation involving us or investigations by regulators into our operations or those of our competitors;
•
developments or disputes concerning our proprietary rights;
•
announced or completed acquisitions of businesses or technologies by us or our competitors;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
changes in accounting standards, policies, or guidelines;
•
any significant change in our management;
•
changes in the automobile industry;
•
actions of an activist stockholder;
•
public health emergencies; and
•
general economic conditions.

There can be no assurance that we will continue to repurchase shares or that our share repurchase program will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In November 2024 we announced that our Board of Directors authorized a share repurchase program, or the 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million, with an effective date of January 1, 2025, and an expiration date of December 31, 2025. Repurchases under the 2025 Share Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, and regulatory and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under the 2025 Share Repurchase Program will decrease the number of outstanding shares of our Class A common stock and, therefore, could affect the price of our Class A common stock and increase its volatility. The existence of the 2025 Share Repurchase Program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Repurchases under the 2025 Share Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

General Risk Factors

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, wholesale, and digital car-buying and -selling services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include online automotive marketplaces and websites; internet search engines; peer-to-peer marketplaces; social media marketplaces; sites operated by automobile dealers and original equipment manufacturers; online dealerships; and vehicle auction companies. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

In addition, our competitors may outpace us in incorporating technologies, such as AI, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. The content, analyses, or recommendations generated by AI products or services, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

We must maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the previously identified material weakness discussed above, which was subsequently remediated during the year ended December 31, 2024. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Section 404. Our independent registered public accounting firm may issue a report that is adverse to us in the event it is not satisfied with the level at which our controls are documented, designed, or operating. We may not be able to remediate any future material weaknesses that may be identified or to complete our evaluation, testing, and required remediation in a timely fashion. Our compliance with Section 404 requires us to incur substantial accounting expenses and expend significant management efforts. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any future material weaknesses that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period as a result of a variety of factors, some of which are outside of our control, including macroeconomic issues, such as increased interest rates and lower consumer confidence. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces, the size and seasonal variability of our advertisers’ marketing budgets, and the impact of vehicle arbitrations, volume, and prices in a given period in connection with our Instant Max Cash Offer product and the wholesale sale of automobiles. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

We could be subject to adverse changes in tax laws, regulations, and interpretations, plus challenges to our tax positions.

We are subject to taxation in the U.S. and certain other jurisdictions in which we operate, which could include value added tax, excise tax, sales and use tax, gross receipts tax, and property tax. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition, and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. There is also uncertainty over sales tax liability as a result of recent U.S. Supreme Court and Massachusetts Supreme Court decisions, which could precipitate reactions that could adversely increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition, and cash flows. We are also regularly subject to audits by tax authorities. Any adverse development or outcome in connection with any such tax audits, and any other audits or litigation, could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition, and cash flows.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.

Our operations, or those of third-party service providers or dealers, could be negatively impacted by various events beyond our control, including natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters. These events could disrupt our operations and those of our third-party service providers or dealers whether occurring in the U.S. or internationally. Further, if a natural disaster or catastrophic event occurs in a region in which a significant number of dealers are located, such dealers may suspend listing their inventory, cancel or delay their subscriptions, or reduce their spending with us, which may materially and adversely impact our results of operations for a particular period. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could, in turn, affect our business, operating results, and financial condition.

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

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides regular updates to our Board of Directors regarding such oversight. The Audit Committee regularly meets with members of management responsible for data privacy, technology, and information security risks to discuss these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters.

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

Item 2. Properties.

We do not own any material real property. Our principal executive office is located in Boston, Massachusetts, where we lease a total of 225,428 square feet of space with a lease term through 2039. We also lease office space in Addison, Texas, and Dublin, Ireland, for our CarOffer and European operations, respectively. Our U.S. Marketplace segment primarily utilizes the office in Boston, Massachusetts, and our Digital Wholesale segment primarily utilizes the office in Addison, Texas. The Other category of segment reporting utilizes the office in Dublin, Ireland. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “CARG”.

Holders

As of February 13, 2025, we had six record holders of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. During the quarter ended December 31, 2024, there was no share repurchase activity under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program expired on December 31, 2024.

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

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the S&P 500 Index. On December 31, 2019, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $35.18 per share. All values assume a $100 initial cash investment and data for the Nasdaq Composite Index and the S&P 500 Index assume reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
CARG	$100	$90	$96	$40	$69	$104
Nasdaq Composite Index	$100	$145	$177	$119	$173	$224
S&P 500 Index	$100	$118	$152	$125	$158	$197

Item 6. [Reserved]

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

This section of this Annual Report discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

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

We operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

CarOffer is a subsidiary of CarGurus and operates as an independent brand.

Autolist and PistonHeads operate as independent brands.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. and we have two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for further segment reporting and geographic information.

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are primarily included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages and RPM, our digital advertising suite, Digital Retail, and Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and Instant Max Cash Offer transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Instant Max Cash Offer transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the year ended December 31, 2024, we generated revenue of $894.4 million, a 2% decrease from $914.2 million of revenue for the year ended December 31, 2023.

For the year ended December 31, 2024, we generated consolidated net income of $21.0 million and Consolidated Adjusted EBITDA, a non-GAAP measure, of $247.2 million, compared to consolidated net income of $22.1 million and Consolidated Adjusted EBITDA of $195.8 million for the year ended December 31, 2023.

See below for more information regarding our use and reconciliation of Consolidated Adjusted EBITDA and other non-GAAP financial measures.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics, as applicable, for the U.S. and International geographic regions. The International region derives revenue from marketplace revenue from customers outside of the U.S. International markets perform differently from the U.S. market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition, and other dynamics unique to each country.

Historically, we have used data from Google Universal Analytics, or Google Analytics, to measure two of our key business metrics: monthly unique users and monthly sessions. Effective July 1, 2024, Google Analytics 4, or GA4, replaced Google Analytics. The methodologies used in GA4 are different and not comparable to the methodologies used in Google Analytics. As discussed below, we also make certain adjustments to the GA4 data in order to improve the accuracy of the reported monthly unique users and monthly sessions. Due to the change in methodology, we are unable to provide comparable monthly unique user and monthly session information for prior periods, including any periods prior to June 30, 2024.

Monthly Unique Users

For each of our websites (excluding the CarOffer website), we define a monthly unique user as an individual who has visited any such website and taken a Visitor Action (as defined below) within a calendar month, based on data as measured by GA4. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a defined period, divided by the number of months in that period. Effective July 1, 2024, we count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites or application during a calendar month and takes an action on such website or in such application, such as performing a search, visiting vehicle detail pages, and connecting with a dealer, which we refer to as a Visitor Action. If an individual accesses a website or application using a different device within a given month, the first Visitor Action taken by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our website or application and takes a Visitor Action within a calendar month, each such Visitor Action is counted as a separate unique user. We eliminate any duplicate unique users that may arise when users visit a webview within our native application. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended December 31,
Average Monthly Unique Users	2024	2023 (1)
	(in thousands)
United States	29,282	N/A
International	9,139	N/A
Total	38,421	N/A
(1)
As a result of the change from Google Analytics to GA4, we are unable to provide comparable monthly unique user information for this period.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding the CarOffer website) that include a Visitor Action that take place each month within a given time frame, as measured and defined by GA4. We calculate average monthly sessions as the sum of the monthly sessions in a defined period, divided by the number of months in that period. Effective July 1, 2024, a session is defined as beginning with the first Visitor Action from a computer or mobile device and ending at the earliest of when a user closes their browser window or after 30 minutes of inactivity. We eliminate any duplicate monthly sessions that may arise when users visit a webview within our native application. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended December 31,
Average Monthly Sessions	2024	2023 (1)
	(in thousands)
United States	74,591	N/A
International	19,230	N/A
Total	93,821	N/A
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

	As of December 31,
Number of Paying Dealers	2024	2023
United States	24,692	24,318
International	7,318	6,617
Total	32,010	30,935

Transactions

We define Transactions within the Digital Wholesale segment as the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the defined period. Transactions consists of each unique vehicle (based on vehicle identification number) that reaches “sold and invoiced” status on the CarOffer website within the defined period, including vehicles sold to car dealers, vehicles sold at third-party auctions, vehicles ultimately sold to a different buyer, and vehicles that are returned to their owners without completion of a sale transaction. We exclude vehicles processed within CarOffer’s intra-group trading solution (Group Trade) from the definition of Transactions, and we only count any unique vehicle once even if it reaches sold status multiple times. The Digital Wholesale segment includes Dealer-to-Dealer transactions and Instant Max Cash Offer transactions. We view Transactions as a key business metric and we believe it provides useful information to investors because it provides insight into growth and revenue for the Digital Wholesale segment. Transactions drive a significant portion of Digital Wholesale segment revenue.

We believe growth in Transactions demonstrates consumer and dealer utilization and our market share penetration in the Digital Wholesale segment.

	Year Ended December 31,
Transactions	2024	2023
Transactions	34,395	65,418

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

	For the three months ended December 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2024	2023
United States	$7,337	$6,532
International	$2,072	$1,773
Consolidated	$6,144	$5,503

Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Redeemable Noncontrolling Interest

To provide investors with additional information regarding our financial results, we have presented within this Annual Report Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest, each of which is a non-GAAP financial measure. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP, and are not necessarily comparable to any similarly titled measures presented by other companies.

We define Consolidated Adjusted EBITDA as consolidated net income adjusted to exclude: depreciation and amortization, impairments, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units (as defined below), transaction-related expenses, other income, net, and provision for income taxes.

We define Adjusted EBITDA as Consolidated Adjusted EBITDA adjusted to exclude: Adjusted EBITDA attributable to redeemable noncontrolling interest.

We define Adjusted EBITDA attributable to redeemable noncontrolling interest as net loss attributable to redeemable noncontrolling interest adjusted to exclude: depreciation and amortization, impairments, stock‑based compensation expense, stock-based compensation expense for CarOffer, LLC Units, other expense, net, and provision for income taxes. These exclusions are adjusted for redeemable noncontrolling interest of 38% by taking the noncontrolling interest’s full financial results and multiplying each line item in the reconciliation by 38%. We note that we use 38%, versus 49%, to allocate the share of loss because it represents the portion attributable to the redeemable noncontrolling interest. The 38% is exclusive of CO Incentive Units, Subject Units, and 2021 Incentive Units (as each term is defined in Note 2 to our consolidated financial statements included elsewhere in this Annual Report), which are liability-classified awards that do not participate in the share of loss. Adjusted EBITDA attributable to redeemable noncontrolling interest is reflective of our acquisition of the remaining minority equity interests in CarOffer completed on December 1, 2023, or the 2023 CarOffer Transaction. Following the 2023 CarOffer Transaction, there was no redeemable noncontrolling interest as of December 1, 2023, and as a result, Consolidated Adjusted EBITDA is equivalent to Adjusted EBITDA for the year ended December 31, 2024.

We use Consolidated Adjusted EBITDA and Adjusted EBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. We believe Consolidated Adjusted EBITDA and Adjusted EBITDA help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Consolidated Adjusted EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision making. We use Adjusted EBITDA attributable to redeemable noncontrolling interest because it is used by our management to reconcile Consolidated Adjusted EBITDA to Adjusted EBITDA. It represents the portion of Consolidated Adjusted EBITDA that is attributable to our redeemable noncontrolling interest and enables an investor to gain a clearer understanding of the portion of Consolidated Adjusted EBITDA that is attributable to our redeemable noncontrolling interest. Adjusted EBITDA attributable to redeemable noncontrolling interest is not intended to be reviewed on its own.

Our Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest rather than consolidated net income and net loss attributable to redeemable noncontrolling interest, respectively, which are the most directly comparable GAAP equivalents. Some of these limitations are:

•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude impairments, which include non-cash one-time expenses associated with the impairment of the CarOffer reporting unit as well as impairments of certain other assets, which may have to be replaced in the future;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock-based compensation expense, which will be, for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Consolidated Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA attributable to redeemable noncontrolling interest exclude stock-based compensation expense for CarOffer, LLC Units, which consists of one-time modifications and expense associated with our CO Incentive Units, Subject Units, and Noncontrolling Interest Units (as defined in Note 2 to our consolidated financial statements included elsewhere in this Annual Report);
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

For the years ended December 31, 2024 and 2023, the following table presents a reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA to consolidated net income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Year Ended December 31,
	2024	2023
	(in thousands)
Reconciliation of Consolidated Adjusted EBITDA and Adjusted EBITDA:
Consolidated net income	$20,972	$22,053
Depreciation and amortization	25,360	48,474
Impairment	144,431	184
Stock-based compensation expense	62,492	57,913
Stock-based compensation expense for CarOffer, LLC Units	—	55,543
Transaction-related expenses	1,536	1,044
Other income, net	(11,245)	(19,060)
Provision for income taxes	3,685	29,634
Consolidated Adjusted EBITDA	247,231	195,785
Adjusted EBITDA attributable to redeemable noncontrolling interest	—	83
Adjusted EBITDA	$247,231	$195,702

For the years ended December 31, 2024 and 2023, the following table presents a reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest to net loss attributable to redeemable noncontrolling interest, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Year Ended December 31,
	2024 (2)	2023
	(in thousands)
Reconciliation of Adjusted EBITDA attributable to redeemable noncontrolling interest:
Net loss attributable to redeemable noncontrolling interest	$—	$(14,889)
Depreciation and amortization (1)	—	10,863
Impairment (1)	—	67
Stock-based compensation expense (1)	—	783
Stock-based compensation expense for CarOffer, LLC Units (1)	—	2,249
Other expense, net (1)	—	985
Provision for income taxes (1)	—	25
Adjusted EBITDA attributable to redeemable noncontrolling interest	$—	$83
(1)
These exclusions are adjusted to reflect the noncontrolling interest of 38% for the period prior to the 2023 CarOffer Transaction.
(2)
Following the 2023 CarOffer Transaction, there was no redeemable noncontrolling interest as of December 1, 2023, and as a result, Consolidated Adjusted EBITDA is equivalent to Adjusted EBITDA for the year ended December 31, 2024.

Components of Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are primarily included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages, RPM, our digital advertising suite, Digital Retail, and Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and Instant Max Cash Offer transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through Instant Max Cash Offer transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Digital Retail, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page. Digital Retail is comprised of (i) the Digital Deal Platform, which gives dealers higher quality leads through upfront consumer-provided information; (ii) Geo Expansion, which expands the visibility of a dealer’s inventory in the search results beyond its local market; and (iii) Hard Pull Financing, which provides loan information.

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Top Dealer Offers, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

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

Wholesale revenue also includes fees earned from performing inspection and transportation services, where we collect fees from the buying dealer. Inspection and transportation service revenue is inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and Instant Max Cash Offer transactions.

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

Product Revenue

The CarOffer Matrix enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through Instant Max Cash Offer transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers. Arbitration is the process by which we investigate and resolve claims from buying dealers. We control the vehicle in these transactions and, therefore, act as the principal.

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

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through Instant Max Cash Offer transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

Product, Technology, and Development

Product, technology, and development expense consists primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expense to increase as we invest in additional engineering resources to develop new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expense consists primarily of personnel and related expenses for our executive, finance, legal, people & talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expense is expensed as incurred. We expect general and administrative expense to increase as we continue to scale our business.

Impairment

During the three months ended June 30, 2024, we identified a triggering event that required an interim impairment test at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.6 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For the year ended December 31, 2024, we recognized Digital Wholesale segment impairment charges related to the CarOffer reporting unit of $127.5 million as impairment operating expense.

During the three months ended September 30, 2024, we decided to end our CG Buy Online pilot in order to redirect those resources toward other investment opportunities, including continued product innovation and development across our business. The CG Buy Online pilot was one of the initiatives that allowed consumers to purchase vehicles online. As a result, we recognized impairment losses of $15.8 million, $0.5 million, and $0.5 million for property and equipment, net; prepaid expenses, prepaid income taxes, and other current assets; and other non-current assets, respectively. For the year ended December 31, 2024, we recognized Digital Wholesale segment impairment charges related to the CG Buy Online reporting unit of $9.8 million and $7.0 million as wholesale cost of revenue and impairment operating expense, respectively.

For further discussion of impairments, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. The provision for income taxes differs from the federal statutory rate primarily due to federal and state research and development tax credits, partially offset by state and local income taxes, non-deductible meals and entertainment and transportation expenses, and Section 162(m) excess officers compensation disallowance.

Results of Operations

For the years ended December 31, 2024 and 2023, our consolidated income statements were as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Revenue:
Marketplace	$796,599	$698,236
Wholesale	51,201	100,908
Product	46,584	115,098
Total revenue	894,384	914,242
Cost of revenue:
Marketplace	54,950	60,020
Wholesale	54,340	90,066
Product	46,149	112,702
Total cost of revenue	155,439	262,788
Gross profit	738,945	651,454
Operating expenses:
Sales and marketing	322,249	304,070
Product, technology, and development	144,432	146,169
General and administrative	112,066	152,757
Impairment	134,501	—
Depreciation and amortization	12,285	15,831
Total operating expenses	725,533	618,827
Income from operations	13,412	32,627
Other income, net:
Interest income	12,189	18,430
Other (expense) income, net	(944)	630
Total other income, net	11,245	19,060
Income before income taxes	24,657	51,687
Provision for income taxes	3,685	29,634
Consolidated net income	20,972	22,053
Net loss attributable to redeemable noncontrolling interest	—	(14,889)
Net income attributable to common stockholders	$20,972	$36,942

For the years ended December 31, 2024 and 2023, our segment revenue and our segment income (loss) from operations were as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$733,688	$647,284
Digital Wholesale	97,785	216,005
Other	62,911	50,953
Total	$894,384	$914,242
Segment Income (Loss) from Operations:
U.S. Marketplace	$182,738	$127,724
Digital Wholesale	(179,315)	(96,383)
Other	9,989	1,286
Total	$13,412	$32,627

For the years ended December 31, 2024 and 2023, our consolidated income statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Year Ended December 31,
	2024	2023
Revenue:
Marketplace	89%	76%
Wholesale	6	11
Product	5	13
Total revenue	100	100
Cost of revenue:
Marketplace	6	7
Wholesale	6	10
Product	5	12
Total cost of revenue	17	29
Gross profit	83	71
Operating expenses:
Sales and marketing	36	33
Product, technology, and development	16	16
General and administrative	13	17
Impairment	15	—
Depreciation and amortization	1	2
Total operating expenses	81	68
Income from operations	1	4
Other income, net:
Interest income	1	2
Other (expense) income, net	(0)	0
Total other income, net	1	2
Income before income taxes	3	6
Provision for income taxes	0	3
Consolidated net income	2	2
Net loss attributable to redeemable noncontrolling interest	—	(2)
Net income attributable to common stockholders	2%	4%

For the years ended December 31, 2024 and 2023, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue were as follows (amounts in the table below may not sum due to rounding):

	Year Ended December 31,
	2024	2023
Segment Revenue:
U.S. Marketplace	82%	71%
Digital Wholesale	11	24
Other	7	6
Total	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	25%	20%
Digital Wholesale	(183)	(45)
Other	16	3
Total	1%	4%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Revenue by Source

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$796,599	$698,236	$98,363	14%
Wholesale	51,201	100,908	(49,707)	(49)
Product	46,584	115,098	(68,514)	(60)
Total	$894,384	$914,242	$(19,858)	(2)%
Percentage of total revenue:
Marketplace	89%	76%
Wholesale	6	11
Product	5	13
Total	100%	100%

Overall revenue decreased $19.9 million, or 2%, in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Marketplace revenue increased $98.4 million, or 14%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 89% of total revenue for the year ended December 31, 2024, compared to 76% of total revenue for the year ended December 31, 2023. The increase was due primarily to an increase in Listings revenue, inclusive of certain digital add-on products, as a result of growth in QARSD, which was driven by signing on new dealers with higher average subscription revenue and revenue expansion through product adoption or upgrades and price increases for existing dealers. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $49.7 million, or 49%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 6% of total revenue for the year ended December 31, 2024, compared to 11% of total revenue for the year ended December 31, 2023. The decrease was due primarily to a 47% decrease in Transactions, which includes Dealer-to-Dealer transactions and Instant Max Cash Offer transactions, to 34,395 for the year ended December 31, 2024, compared to 65,418 for the year ended December 31, 2023.

Product revenue decreased $68.5 million, or 60%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 5% of total revenue for the year ended December 31, 2024, compared to 13% of total revenue for the year ended December 31, 2023. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through Instant Max Cash Offer transactions, driven by a decrease in Transactions. The decrease in product revenue was also due in part to a decrease in proceeds received from the sale of vehicles acquired through arbitration as a result of decreased arbitration claims due primarily to lower Transaction volume.

Segment Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$733,688	$647,284	$86,404	13%
Digital Wholesale	97,785	216,005	(118,220)	(55)
Other	62,911	50,953	11,958	23
Total	$894,384	$914,242	$(19,858)	(2)%
Percentage of total revenue:
U.S. Marketplace	82%	71%
Digital Wholesale	11	24
Other	7	6
Total	100%	100%

U.S. Marketplace segment revenue increased $86.4 million, or 13%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 82% of total revenue for the year ended December 31, 2024, compared to 71% of total revenue for the year ended December 31, 2023. The increase was due to a $98.4 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $118.2 million, or 55%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 11% of total revenue for the year ended December 31, 2024, compared to 24% of total revenue for the year ended December 31, 2023. The decrease in Digital Wholesale segment revenue was due to a $49.7 million decrease in wholesale revenue and a $68.5 million decrease in product revenue, as described above.

Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$54,950	$60,020	$(5,070)	(8)%
Wholesale	54,340	90,066	(35,726)	(40)
Product	46,149	112,702	(66,553)	(59)
Total	$155,439	$262,788	$(107,349)	(41)%
Percentage of total revenue:
Marketplace	6%	7%
Wholesale	6	10
Product	5	12
Total	17%	29%

Overall cost of revenue decreased $107.3 million, or 41%, in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Marketplace cost of revenue decreased $5.1 million, or 8%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 6% of total revenue for the year ended December 31, 2024, compared to 7% of total revenue for the year ended December 31, 2023. The decrease was due primarily to a $4.4 million decrease in fees related to provisioning advertising campaigns on external websites.

Wholesale cost of revenue decreased $35.7 million, or 40%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 6% of total revenue for the year ended December 31, 2024, compared to 10% of total revenue for the year ended December 31, 2023. The decrease was due primarily to an $18.9 million decrease in amortization related to the CarOffer acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024. The decrease was also due in part to a $22.6 million decrease in transportation expense, inspection expense, and data fees as a result of lower Transaction volume. The decrease was offset in part by a $9.8 million increase in impairment of capitalized website development costs due to the end of the CG Buy Online pilot.

Product cost of revenue decreased $66.6 million, or 59%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 5% of total revenue for the year ended December 31, 2024, compared to 12% of total revenue for the year ended December 31, 2023. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through Instant Max Cash Offer transactions as a result of lower Transaction volume. The decrease in product cost of revenue was also due in part to a decrease in expenses related to vehicles sold to dealers acquired through arbitration as a result of decreased arbitration claims due primarily to lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$322,249	$304,070	$18,179	6%
Percentage of total revenue	36%	33%

Sales and marketing expense increased $18.2 million, or 6%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to a $17.6 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market as well as our brand awareness campaigns.

Product, Technology, and Development Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$144,432	$146,169	$(1,737)	(1)%
Percentage of total revenue	16%	16%

Product, technology, and development expense decreased $1.7 million, or 1%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was due primarily to a $4.6 million decrease in expense as a result of increased capitalized website development and a $1.5 million decrease in stock-based compensation expense due to modifications resulting from the 2023 CarOffer Transaction, which resulted in higher stock-based compensation expense for the year-ended December 31, 2023. The decrease was offset in part by a $4.4 million increase in salaries and employee-related expense due primarily to merit increases and bonus attainment.

General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$112,066	$152,757	$(40,691)	(27)%
Percentage of total revenue	13%	17%

General and administrative expense decreased $40.7 million, or 27%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was due primarily to a $46.1 million decrease in stock-based compensation expense due to modifications resulting from the 2023 CarOffer Transaction, which resulted in higher stock-based compensation expense for the year-ended December 31, 2023. The decrease was offset in part by a $4.7 million increase in salaries and employee-related expense, due primarily to an increase in headcount, merit increases, and bonus attainment.

Impairment Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Impairment	$134,501	$—	$134,501	NM (1)
Percentage of total revenue	15%	—
(1)
Not meaningful

Impairment expense increased $134.5 million in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due to a $127.5 million CarOffer reporting unit impairment and a $7.0 million impairment due to the end of the CG Buy Online pilot. For further discussion of impairments, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$12,285	$15,831	$(3,546)	(22)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense decreased $3.5 million, or 22%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was due primarily to the CarOffer customer relationships intangible asset becoming fully amortized during the first quarter of 2024, offset in part by increased depreciation from assets placed in service related to the 1001 Boylston Street lease.

Other Income, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$12,189	$18,430	$(6,241)	(34)%
Other (expense) income, net	(944)	630	(1,574)	NM(1)
Total other income, net	$11,245	$19,060	$(7,815)	(41)%
Percentage of total revenue:
Interest income	1%	2%
Other (expense) income, net	(0)	0
Total other income, net	1%	2%
(1)
Not meaningful

Total other income, net decreased $7.8 million, or 41%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The $6.2 million decrease in interest income was due primarily to lower interest rates and lower average cash and short-term investment balances year over year. The change in other (expense) income, net was due primarily to moving from a foreign currency gain position in the prior year to a foreign currency loss position as of December 31, 2024, as a result of the foreign currencies weakening against the U.S. dollar.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,685	$29,634	$(25,949)	(88)%
Percentage of total revenue	0%	3%

Provision for income taxes decreased $25.9 million, or 88%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in the provision for income taxes recognized during the year ended December 31, 2024, was due primarily to a decline in taxable income and increased federal and state research and development tax credits. Additionally, a $2.7 million tax benefit related to excess stock-based compensation deductions was recognized during 2024 compared to $4.7 million tax expense recognized during 2023. Additional tax expense was also recorded in 2023 relating to a $6.9 million deferred state tax expense in association with the Massachusetts apportionment tax rule change and a $2.5 million tax expense was recognized in connection with the 2023 CarOffer Transaction.

Segment Income (Loss) from Operations

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$182,738	$127,724	$55,014	43%
Digital Wholesale	(179,315)	(96,383)	(82,932)	NM(1)
Other	9,989	1,286	8,703	677
Total	$13,412	$32,627	$(19,215)	(59)%
Percentage of segment revenue:
U.S. Marketplace	25%	20%
Digital Wholesale	(183)	(45)
Other	16	3
Total	1%	4%
(1)
Not meaningful

U.S. Marketplace segment income from operations increased $55.0 million, or 43%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 25% of U.S. Marketplace segment revenue for the year ended December 31, 2024, compared to 20% of U.S. Marketplace segment revenue for the year ended December 31, 2023. The increase was due to an increase in revenue of $86.4 million, a decrease in cost of revenue of $5.9 million, and an increase in operating expenses of $37.3 million.

Digital Wholesale segment loss from operations increased $82.9 million in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented (183)% of Digital Wholesale segment revenue for the year ended December 31, 2024, compared to (45)% of Digital Wholesale segment revenue for the year ended December 31, 2023. The increase was due primarily to a decrease in revenue of $118.2 million, a decrease in cost of revenue of $102.3 million, and an increase in operating expenses of $67.0 million. The increase in loss reflects a $127.5 million CarOffer reporting unit impairment and a $16.8 million impairment due to the end of the CG Buy Online pilot. For further discussion of goodwill and other asset impairments, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $304.2 million. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $291.4 million and short-term investments of $20.7 million. As of December 31, 2024 and 2023, our borrowing capacity under the 2022 Revolver was $390.1 million and $390.4 million, respectively.

Sources and Uses of Cash

During the years ended December 31, 2024 and 2023, our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$255,494	$124,527
Net cash used in investing activities	(72,966)	(61,564)
Net cash used in financing activities	(168,629)	(253,644)
Impact of foreign currency on cash	(1,596)	475
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,303	$(190,206)

Our operations have been financed primarily from operating activities. During the years ended December 31, 2024 and 2023, we generated cash from operating activities of $255.5 million and $124.5 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; payments received in advance from a third-party transaction processor; activity under the 2025 Share Repurchase Program; and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section of this Annual Report.

On December 8, 2022, we announced that our Board of Directors authorized a share repurchase program, or the 2022 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2022 Share Repurchase Program expired on December 31, 2023. All repurchased shares of our Class A common stock under the 2022 Share Repurchase Program were retired. We funded share repurchases under the 2022 Share Repurchase Program through cash on hand and cash generated from operations. During the year ended December 31, 2022, we repurchased and retired 1,350,473 shares for $18.7 million, exclusive of commissions and excise tax, at an average cost of $13.84 per share under the 2022 Share Repurchase Program. During the year ended December 31, 2023, we repurchased and retired 11,076,755 shares for $204.1 million, exclusive of commissions and excise tax, at an average cost of $18.43 per share under the 2022 Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized the 2024 Share Repurchase Program pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program were retired. We funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the year ended December 31, 2024, we repurchased and retired 6,357,302 shares for $146.1 million, exclusive of commissions and excise tax, at an average cost of $22.98 per share under the 2024 Share Repurchase Program.

On November 7, 2024, we announced that our Board of Directors authorized the 2025 Share Repurchase Program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

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

Operating Activities

Net cash provided by operating activities of $255.5 million during the year ended December 31, 2024, was due primarily to consolidated net income of $21.0 million, adjusted for $144.4 million of goodwill and other asset impairment due to the CarOffer reporting unit impairment and the end of the CG Buy Online pilot, as discussed in Note 6 to our consolidated financial statements included elsewhere in this Annual Report, $62.3 million of stock-based compensation expense for equity classified awards to employees, and $25.4 million of depreciation and amortization expense, offset in part by $33.3 million of deferred taxes. Net cash provided by operating activities was also attributable to a $41.8 million increase in lease obligations primarily related to tenant improvement allowance costs incurred, interest accretion increasing lease liabilities, and amortization reducing the right-of-use asset related to 1001 Boylston Street, partially offset by typical lease payments decreasing the lease liability.

Net cash provided by operating activities of $124.5 million during the year ended December 31, 2023, was due primarily to consolidated net income of $22.1 million, adjusted for $63.7 million of stock-based compensation expense, $48.5 million of depreciation and amortization, $11.8 million of amortization of deferred contract costs, and $0.5 million of amortization of deferred financing costs, offset in part by $37.9 million of deferred taxes. Net cash provided by operating activities was also attributable to a $15.2 million increase in lease obligations, a $11.0 million decrease in accounts receivable, a $9.1 million increase in deferred revenue, a $2.1 million increase in accounts payable, and a $2.0 million decrease in inventory. The increases in cash flow from operations were partially offset by an $18.4 million increase in deferred contract costs, a $3.4 million decrease in accrued expenses, accrued income taxes, and other liabilities, and a $1.5 million increase in prepaid expenses, prepaid income taxes, and other assets.

Investing Activities

Net cash used in investing activities of $73.0 million during the year ended December 31, 2024, was due primarily to $75.2 million in purchases of property and equipment primarily related to our new headquarters at 1001 Boylston Street and $18.8 million in capitalized website development costs due to continued investment on our product offerings, offset in part by $21.2 million in sales of short-term investments.

Net cash used in investing activities of $61.6 million during the year ended December 31, 2023, was due primarily to $24.6 million in purchases of property and equipment, $20.6 million of purchases of short-term investments, net of sales, and $16.6 million of capitalized website development costs.

Financing Activities

Net cash used in financing activities of $168.6 million during the year ended December 31, 2024, was due primarily to $146.2 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program, $24.9 million related to the payment of withholding taxes on net share settlements of restricted stock units, and $1.6 million for the payment of excise taxes on repurchases of common stock, offset in part by $4.9 million related to the proceeds from issuance of common stock upon exercise of stock options.

Net cash used in financing activities of $253.6 million during the year ended December 31, 2023, was due primarily to $208.5 million of payment for repurchase of our Class A common stock under the 2022 Share Repurchase Program, $25.0 million of payment for repurchase of redeemable noncontrolling interest, $15.6 million of payment of withholding taxes on net share settlements of restricted stock units, and $4.5 million of change in gross advance payments received from third-party transaction processor.

Contractual Obligations and Known Future Cash Requirements

See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for our contractual obligations and commitments.

Seasonality

Across the retail automotive industry, consumer purchasing activity is typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending.

Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry. Macroeconomic conditions, such as slower growth or recession, higher interest rates, unemployment, inflation, consumer confidence in the economy, consumer debt levels, labor disruptions, work stoppages, or strikes, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of wholesale vehicle sales, as was evidenced by the global semiconductor chip shortage and other supply related shortages.

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

Off‑Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements, or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.

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

Critical estimates relied upon in preparing the consolidated financial statements include the determination of sales allowance and variable consideration in our revenue recognition, the impairment and useful lives of long-lived assets, the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements, and the valuation and recoverability of intangible assets and goodwill. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

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

Within wholesale and product transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at our sole discretion and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. We recognize that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. We establish sales allowances at the time of revenue recognition based on our history of adjustments and credits provided to our customers. In assessing the adequacy of the sales allowance, we evaluate our history of adjustments and credits made through the date of the issuance of the consolidated financial statements.

Long‑Lived Assets – Impairment and Useful Lives

We evaluate the recoverability of long-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, we re‑evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets. To test for impairment, recoverability of these assets is first measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is determined to not be recoverable, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Website Development and Internal-Use Software Costs – Capitalization and Useful Lives

We determine the amount of website development and internal-use software costs to be capitalized based on the amount of time spent by our developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Capitalized website development and capitalized internal-use software costs are amortized on a straight‑line basis over their estimated useful life of three years beginning with the time when the product is ready for its intended use. We evaluate the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure three years remains appropriate.

We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets – Impairment and Useful Lives” section above.

Hosting Arrangements – Capitalization and Useful Lives

Our hosting arrangements consist of cloud-based hosting platforms. We determine the amount of hosting costs to be capitalized based on the amount of time spent by our developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

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

We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets – Impairment and Useful Lives” section above.

Valuation and Recoverability of Intangible Assets and Goodwill

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

We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Long-Lived Assets – Impairment and Useful Lives” section above.

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

We evaluate impairment either when required following a triggering event or annually on October 1 by comparing the estimated fair value of each reporting unit to its carrying value. For the fiscal year 2024, we determined that we had three reporting units with goodwill: U.S. Marketplace, CarOffer, and U.K. Marketplace. We elect to bypass the optional qualitative test for impairment and proceed to Step 1, which is a quantitative impairment test. For the U.S. Marketplace and U.K. Marketplace reporting units, we estimate fair value using a market approach, based on market multiples derived from public companies that we identify as peers. For our U.S. Marketplace and U.K. Marketplace reporting units, we estimate forecasted revenue for the fiscal year and estimate revenue market multiples using publicly available information for each of our peers. For the CarOffer reporting unit, we estimate fair value using an income approach, based on a discounted cash flow method. The assumptions used to estimate the fair value using a discounted cash flow method include revenue and EBITDA forecasts, the weighted average cost of capital and discount rate, debt-free net working capital forecasts, and long-term growth rate. We reconcile the aggregate fair values of all reporting units to our market capitalization following a triggering event or annually as of October 1, 2024, for reasonableness.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements can be found in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of December 31, 2024 and 2023, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 9 to our consolidated financial statements included elsewhere in this Annual Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw.

As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million. As of December 31, 2023, there were no borrowings and $9.6 million in letters of credit outstanding under the 2022 Revolver associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.4 million.

As of December 31, 2024, we had cash and cash equivalents of $304.2 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $312.1 million, which consisted of bank deposits, money market accounts, and mutual funds.

Such interest-earning instruments carry a degree of interest rate risk. For the year ended December 31, 2024 and 2023, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of December 31, 2024 and 2023, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of December 31, 2024 and 2023, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations.

We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Item 8. Financial Statements and Supplementary Data.

CarGurus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarGurus, Inc.(the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025, expressed an unqualified opinion thereon.

Adoption of ASU 2023-07 Segment Reporting (Topic 280)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for segment disclosures in 2024 and 2023 due to the adoption of ASU No. 2023-07, Segment Reporting.

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

Impairment of Goodwill and Intangible Assets
Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, during 2024, the Company recorded an impairment loss on goodwill and certain intangible assets related to the CarOffer reporting unit. Because of declines in transaction volumes, the Company evaluated the CarOffer long-lived assets and goodwill for recoverability and determined that certain assets were not recoverable and were also impaired. As a result, the Company recognized a $7.5 million impairment loss related to brand intangible assets, and a $115.2 million impairment of goodwill, inclusive of a deferred tax impact of $28.4 million. This represented the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment of goodwill and intangible assets was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of these assets. The significant estimation uncertainty was primarily due to the sensitivity of the fair values to the significant underlying assumptions. Significant assumptions used in the Company’s fair value estimate included discount rates, royalty rates, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, cost of goods sold, and operating expenses). These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s impairment testing process. This included testing controls over the Company’s estimation process supporting the fair value of these assets, as well as controls over management’s judgments and evaluation of underlying assumptions regarding the valuations.

Our audit procedures included, among others, testing the key inputs and significant assumptions discussed above. We involved our valuation professionals to assist with our evaluation of discount rates and royalty rates. Additionally, we evaluated the significant assumptions used by the Company described above, and validated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the forecasted results and changes in the business that would drive these results, we compared the assumptions to historical results of the business and current industry and economic trends. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in the assumptions.

Revenue Recognition
Description of the Matter

For the year ended December 31, 2024, the Company recognized revenue of $894.4 million. As explained in Note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

We substantively tested the Company’s revenue recognized for the year ended December 31, 2024, through a combination of data analytics and tests of details. Our audit procedures included, among others, performing a correlation analysis between the related accounts (i.e., revenue, deferred revenue, accounts receivable, and cash) and testing the existence of cash receipts tied to revenue recognition. Additionally, we reconciled revenue recognized to the Company’s general ledger to test completeness and performed substantive test of details over significant customers deemed to be key items and a representative sample of the remaining transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

February 20, 2025

CarGurus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$304,193	$291,363
Short-term investments	—	20,724
Accounts receivable, net of allowance for doubtful accounts of $788 and $610, respectively	44,248	39,963
Inventory	338	331
Prepaid expenses, prepaid income taxes and other current assets	27,868	25,152
Deferred contract costs	12,523	11,095
Restricted cash	2,036	2,563
Total current assets	391,206	391,191
Property and equipment, net	130,010	83,370
Intangible assets, net	11,767	23,056
Goodwill	46,167	157,898
Operating lease right-of-use assets	121,484	169,682
Deferred tax assets	106,672	73,356
Deferred contract costs, net of current portion	13,196	12,998
Other non-current assets	4,034	7,376
Total assets	$824,536	$918,927
Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$26,410	$47,854
Accrued expenses, accrued income taxes and other current liabilities	35,975	33,718
Deferred revenue	21,661	21,322
Operating lease liabilities	9,005	12,284
Total current liabilities	93,051	115,178
Operating lease liabilities	183,739	182,106
Deferred tax liabilities	26	58
Other non–current liabilities	6,031	4,733
Total liabilities	282,847	302,075
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 89,002,571 and 92,175,243 shares issued and outstanding at December 31, 2024 and 2023, respectively	89	92
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,986,745 and 15,999,173 shares issued and outstanding at December 31, 2024 and 2023, respectively	15	16
Additional paid–in capital	169,013	263,498
Retained earnings	375,119	354,147
Accumulated other comprehensive loss	(2,547)	(901)
Total stockholders’ equity	541,689	616,852
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$824,536	$918,927

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Income Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Marketplace	$796,599	$698,236	$658,771
Wholesale	51,201	100,908	237,635
Product	46,584	115,098	758,629
Total revenue	894,384	914,242	1,655,035
Cost of revenue(1)
Marketplace	54,950	60,020	56,040
Wholesale(2)	54,340	90,066	176,446
Product	46,149	112,702	764,996
Total cost of revenue	155,439	262,788	997,482
Gross profit	738,945	651,454	657,553
Operating expenses:
Sales and marketing	322,249	304,070	336,708
Product, technology, and development	144,432	146,169	123,768
General and administrative	112,066	152,757	73,117
Impairment	134,501	—	—
Depreciation and amortization	12,285	15,831	15,482
Total operating expenses	725,533	618,827	549,075
Income from operations	13,412	32,627	108,478
Other income, net:
Interest income	12,189	18,430	3,845
Other (expense) income, net	(944)	630	(961)
Total other income, net	11,245	19,060	2,884
Income before income taxes	24,657	51,687	111,362
Provision for income taxes	3,685	29,634	32,408
Consolidated net income	20,972	22,053	78,954
Net loss attributable to redeemable noncontrolling interest	—	(14,889)	(5,433)
Net income attributable to CarGurus, Inc.	$20,972	$36,942	$84,387
Deemed dividend on redemption of noncontrolling interest	—	5,838	—
Accretion of redeemable noncontrolling interest to redemption value	—	—	(109,398)
Net income attributable to common stockholders	$20,972	$31,104	$193,785
Net income per share attributable to common stockholders: (Note 12)
Basic	$0.20	$0.27	$1.64
Diluted	$0.20	$0.19	$0.62
Weighted–average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	104,535,572	113,240,139	118,474,991
Diluted	106,263,886	114,188,834	128,150,974
(1)
Includes depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 of $13,075, $32,643, and $29,852, respectively.
(2)
Includes impairment of other assets for the years ended December 31, 2024, 2023, and 2022 of $9,930, $184, and $165, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Consolidated net income	$20,972	$22,053	$78,954
Other comprehensive income:
Foreign currency translation adjustment	(1,646)	743	(1,241)
Consolidated comprehensive income	19,326	22,796	77,713
Comprehensive loss attributable to redeemable noncontrolling interests	—	(14,889)	(5,433)
Comprehensive income attributable to CarGurus, Inc.	$19,326	$37,685	$83,146

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2021	$162,808	101,773,034	$102	15,999,173	$16	$387,868	$129,258	$(403)	$516,841
Net (loss) income	(5,433)	—	—	—	—	—	84,387	—	84,387
Stock–based compensation expense	—	—	—	—	—	59,245	—	—	59,245
Issuance of common stock upon exercise of stock options	—	131,061	—	—	—	721	—	—	721
Issuance of common stock upon vesting of restricted stock units	—	1,649,294	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	—	(566,267)	—	—	—	(16,025)	—	—	(16,025)
Repurchase of common stock	—	(1,350,473)	(1)	—	—	(18,716)	—	—	(18,717)
Accretion of redeemable noncontrolling interest to redemption value	(109,398)	—	—	—	—	—	109,398	—	109,398
Tax distributions to redeemable noncontrolling interest holders	(11,228)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,241)	(1,241)
Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	$734,609
Net (loss) income	(14,889)	—	—	—	—	—	36,942	—	36,942
Stock–based compensation expense	—	—	—	—	—	63,312	—	—	63,312
Issuance of common stock upon exercise of stock options	—	15,834	—	—	—	74	—	—	74
Issuance of common stock upon vesting of restricted stock units	—	2,440,510	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(840,995)	—	—	—	(15,729)	—	—	(15,729)
Repurchase of common stock	—	(11,076,755)	(11)	—	—	(205,808)	—	—	(205,819)
Acquisition of remaining interest in CarOffer, LLC	(21,838)	—	—	—	—	8,558	(5,838)	—	2,720
Tax distributions to redeemable noncontrolling interest holders	(22)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	743	743
Balance as of December 31, 2023	$—	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	—	20,972	—	20,972
Stock–based compensation expense	—	—	—	—	—	68,818	—	—	68,818
Issuance of common stock upon exercise of stock options	—	345,721	—	—	—	4,923	—	—	4,923
Issuance of common stock upon vesting of restricted stock units	—	2,793,920	3	—	—	(3)	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(967,439)	(1)	—	—	(24,876)	—	—	(24,877)
Repurchase of common stock	—	(6,357,302)	(6)	—	—	(146,854)	—	—	(146,860)
Conversion of common stock	—	1,012,428	1	(1,012,428)	(1)	—	—	—	—
Other (Note 6)	—	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,646)	(1,646)
Balance as of December 31, 2024	$—	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Consolidated net income	$20,972	$22,053	$78,954
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	25,360	48,474	45,334
Gain on sale of property and equipment	—	(460)	—
Currency loss (gain) on foreign denominated transactions	971	(283)	155
Other non-cash (income) expense, net	(816)	88	—
Deferred taxes	(33,348)	(37,864)	(22,114)
Provision for doubtful accounts	2,051	378	1,769
Stock-based compensation expense	62,272	63,737	54,777
Amortization of deferred financing costs	515	515	136
Amortization of deferred contract costs	13,975	11,817	11,067
Impairment	144,431	184	165
Changes in operating assets and liabilities:
Accounts receivable	(4,866)	10,975	152,954
Inventory	(112)	1,958	14,374
Prepaid expenses, prepaid income taxes, and other assets	(1,627)	(1,498)	(6,573)
Deferred contract costs	(15,701)	(18,440)	(13,697)
Accounts payable	(4,663)	2,080	(35,047)
Accrued expenses, accrued income taxes, and other liabilities	3,897	(3,419)	(25,077)
Deferred revenue	362	9,067	(525)
Lease obligations	41,821	15,165	(546)
Net cash provided by operating activities	255,494	124,527	256,106
Investing Activities
Purchases of property and equipment	(75,173)	(24,563)	(5,924)
Proceeds from sale of property and equipment	—	460	—
Capitalization of website development costs	(18,776)	(16,648)	(11,346)
Purchases of short-term investments	(494)	(98,016)	—
Maturities of short-term investments	—	—	90,000
Sale of short-term investments	21,218	77,462	—
Advance payments to customers, net of collections	259	(259)	—
Net cash (used in) provided by investing activities	(72,966)	(61,564)	72,730
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	4,923	74	721
Payment of withholding taxes on net share settlements of restricted stock units	(24,891)	(15,597)	(16,022)
Repurchases of common stock	(146,180)	(208,524)	(14,428)
Payment of excise taxes on repurchases of common stock	(1,584)	—	—
Payment of finance lease obligations	(75)	(70)	(68)
Payment of deferred financing costs	—	—	(2,578)
Payment of tax distributions to redeemable noncontrolling interest holders	—	(38)	(19,913)
Acquisition of remaining interest in CarOffer, LLC	—	(25,014)	—
Change in gross advance payments received from third-party transaction processor	(822)	(4,475)	(40,332)
Net cash used in financing activities	(168,629)	(253,644)	(92,620)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(1,596)	475	(364)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,303	(190,206)	235,852
Cash, cash equivalents, and restricted cash at beginning of period	293,926	484,132	248,280
Cash, cash equivalents, and restricted cash at end of period	$306,229	$293,926	$484,132
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,777	$74,783	$61,001
Cash paid for operating lease liabilities	$15,400	$19,504	$17,548
Cash paid for interest	$772	$566	$64
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$1,503	$18,149	$1,927
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$6,546	$5,472	$4,468
Unpaid withholding taxes on net share settlement of restricted stock units	$123	$137	$5
Unpaid repurchases of common stock	$—	$—	$4,289
Unpaid excise tax on repurchases of common stock	$680	$1,584	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$(5,029)	$149,185	$9,845
Accretion of redeemable noncontrolling interest to redemption value	$—	$—	$(109,398)
Accrued tax distributions to redeemable noncontrolling interest holders	$—	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc, (the “Company”) is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC (“CarOffer”) online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

The Company operates principally in the United States (the “U.S.”). In the U.S., it also operates as independent brands the Autolist online marketplace and the CarOffer online wholesale platform. In addition to the U.S., the Company operates online marketplaces under the CarGurus brand in Canada and the United Kingdom (the “U.K.”). In the U.K., it also operates as an independent brand the PistonHeads online marketplace.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.

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

Critical estimates relied upon in preparing the consolidated financial statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, the impairment and useful lives of long-lived assets, the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements, and the valuation and recoverability of intangible assets and goodwill. Accordingly, the Company considers these to be its critical accounting estimates and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, trade accounts receivable, and other receivables.

The Company maintains its cash and cash equivalents, principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers.

The Company had no material losses related to marketplace receivables as it was dispersed across a large number of customers. The Company had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company’s third-party transaction processor and titles are held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s accounts receivable and other receivables.

As of December 31, 2024 and December 31, 2023, no customer accounted for more than 10% of net accounts receivable and other receivables. All of accounts receivable was dispersed among more than 1,000 customers. Therefore, there is no significant credit risk with respect to accounts receivable because credit risk is dispersed due to the large number of customers.

For the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes of these consolidated financial statements.

Cash, Cash Equivalents, and Investments

As of December 31, 2024 and 2023, cash and cash equivalents primarily consisted of cash on deposit with banks, amounts held in interest‑bearing money market accounts, and mutual funds.

Cash equivalents are carried at cost, which approximates their fair market value.

As of December 31, 2024, the Company did not have any short-term investments in equity securities. As of December 31, 2023, the Company held short-term investments in equity securities.

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

Investments in equity securities with readily determinable fair values are recognized at fair value based on quoted market prices within investments in the consolidated balance sheets. Investments in held‑to‑maturity debt securities are recognized at amortized cost within investments in the consolidated balance sheets. The Company adjusts the cost of investments in held-to-maturity debt securities for amortization of premiums and accretion of discounts to maturity, if any. Investments in trading and available-for-sale debt securities are recognized at fair value within investments in the consolidated balance sheets. Purchases of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows.

Dividend income from equity securities is recognized within interest income in the consolidated income statements. Reinvested proceeds from dividend income are recognized within purchases of investments in investing activities in the consolidated statements of cash flows.

The revaluation of equity securities and debt securities results in an unrealized gain or loss. Unrealized gains or losses on equity securities and trading debt securities are recognized within other (expense) income, net in the consolidated income statements and adjusted for in operating activities in the consolidated statements of cash flows. Unrealized gains or losses on available-for-sale debt securities are recognized within other comprehensive income in the consolidated statements of comprehensive income. Interest on held-to-maturity debt securities is recognized within interest income in the consolidated income statements.

Proceeds from sale of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows. Realized gains and losses on sale of equity securities and debt securities are recognized within other (expense) income, net in the consolidated income statements, adjusted for in operating activities in the consolidated statements of cash flows, and recognized within proceeds from sale of equity securities and debt securities in investing activities in the consolidated statements of cash flows.

Debt securities are reviewed for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of debt securities are recognized within other (expense) income, net in the consolidated income statements if the Company has experienced a credit loss or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period.

Restricted Cash

As of December 31, 2024 and 2023, restricted cash was related to pass-through payments from dealers related to the Company’s Digital Wholesale business. Restricted cash is classified as a current asset on the consolidated balance sheets if it is expected to be used or released within one year. Restricted cash is classified as a non-current asset on the consolidated balance sheets if it is expected to be used or released beyond one year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded based on the amount due from the customer and a third-party transaction processor. Accounts receivable do not bear interest.

The Company is exposed to credit losses primarily through its trade accounts receivable, which includes receivables in transit, net of payables due, from a third-party transaction processor. The third-party transaction processor collects customer payments on the Company’s behalf and remits them to the Company. Customer payments received by the third-party transaction processor, but not remitted to the Company as of period end, are deemed to be receivables in transit, net of payables due. Additionally, the third-party transaction processor provides payments in advance for certain selling dealers. If the third-party transaction processor does not receive buying dealer payments associated with the transaction paid in advance, the Company would guarantee losses incurred by the third-party transaction processor and the balance would be deducted from future remittances to the Company. To date, losses associated with these guarantees have not been material.

The Company offsets trade accounts receivables in transit, net of payables due, from the third-party transaction processor with payments received in advance from the third-party transaction processor as it has the right of offset. At any point in time, the Company could have amounts due from the third-party transaction processor for funds the third-party transaction processor has collected from buying dealers and has not yet remitted to the Company (i.e., receivables in transit, net of payables due), as well as amounts paid by the third-party transaction processor to the Company in advance of collecting payments from buying dealers (i.e., payments received in advance). Therefore, as the Company has the right to offset, the Company can either have a net receivable balance due from the third-party transaction processor which is recognized within accounts receivable, net in the consolidated balance sheets if the advance payments are less than the receivable position from the third-party transaction processor as of the balance sheet date, or the Company can have a net liability which is recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets if the advance payments exceed the receivable position from the third-party transaction processor as of the balance sheet date. The change in payments received in advance from the third-party transaction processor is presented as cash flows from financing activities in the consolidated statements of cash flows.

As of December 31, 2024, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $472, offset by payments received in advance of $1,193, which resulted in a net payable of $721 recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets. As of December 31, 2023, trade accounts receivable from receivables in transit, net of payables due, from the third-party transaction processor was $2,868, offset by payments received in advance of $2,015, which resulted in a net receivable of $853 recognized within accounts receivable, net in the consolidated balance sheets.

The Company also offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and is based upon historical loss trends, the number of days that billings are past due, an evaluation of the potential risk of loss associated with specific accounts, current economic trends and conditions, and reasonable and supportable forecasts of economic conditions. If circumstances relating to specific customers change, or unanticipated changes occur in the general business environment, particularly as it affects auto dealers, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

As of December 31, 2024 and 2023, changes in the Company’s allowance for doubtful accounts was as follows:

	Balance at Beginning of Period	Provision	Write–offs, net of recoveries	Balance at End of Period
Year ended December 31, 2024	$610	$2,051	$(1,873)	$788
Year ended December 31, 2023	1,809	378	(1,577)	610

Unbilled accounts receivable generally relate to services rendered in the current period, but not invoiced until the subsequent period.

As of December 31, 2024 and 2023, $13,213 and $9,581, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements and right-of-use assets are amortized over the lease term, or the estimated useful life of the related asset, if shorter. The estimated useful lives of the Company’s property and equipment were as follows:

Estimated Useful Life (In Years)
Server and computer equipment	3 to 5
Capitalized internal-use software	3
Capitalized website development	3
Furniture and fixtures	3 to 5
Right-of-use assets	Lease term, or asset life if shorter
Leasehold improvements	Lease term, or asset life if shorter

Expenditures for repairs and maintenance are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Impairment of Long‑Lived Assets

The Company evaluates the recoverability of long‑lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate, or whether there has been an impairment of long-lived assets. To test for impairment, recoverability of these assets is first measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is determined to not be recoverable, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Capitalized Website Development and Capitalized Internal-Use Software Costs

The Company capitalizes certain costs associated with the development of its websites and internal‑use software after the preliminary project stage is complete and until the website development or software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative, or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the project with the required authority, it is probable the project will be completed, the website development or software will be used to perform the functions intended, and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of its website development or software relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, websites and internal‑use software are expensed as incurred. The Company determines the amount of website development and internal-use software costs to be capitalized based on the amount of time spent by its developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. Capitalized website development and capitalized internal-use software costs are recognized within property and equipment, net in the consolidated balance sheets.

Capitalized website development and capitalized internal-use software costs are amortized on a straight‑line basis over their estimated useful life of three years beginning with the time when the product is ready for its intended use. Amortization expenses related to capitalized website development costs are recognized within cost of revenue in the consolidated income statements. Amortization expenses related to capitalized internal-use software costs are recognized within the operating expense caption for depreciation and amortization in the consolidated income statements. The Company evaluates the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure three years remains appropriate. The Company also tests for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Impairment of Long-Lived Assets” section above.

During the year ended December 31, 2024, capitalized website development costs were $23,853 offset by impairments and disposals of $24,134, for a net decrease of $281. During the year ended December 31, 2023, capitalized website development costs were $20,973, offset by impairments of $184, for a net increase of $20,789. See Note 6 of these consolidated financial statements for further details on the impairments.

During the years ended December 31, 2024 and 2023, capitalized internal-use software costs were $7,781 and $4,850, respectively.

For the years ended December 31, 2024, 2023, and 2022, amortization expense associated with capitalized website development costs was $12,088, $11,537, and $7,637, respectively. For the years ended December 31, 2024, 2023, and 2022, amortization expense associated with capitalized internal-use software costs was $3,941, $3,384, and $1,286, respectively.

Capitalized Hosting Arrangements

The Company’s hosting arrangements consist of cloud-based hosting platforms. The Company determines the amount of hosting arrangement implementation costs to be capitalized based on the amount of time spent by its developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Capitalized implementation costs for hosting arrangements costs are recognized within prepaid expenses, prepaid income taxes, and other current assets and within other non-current assets, as applicable, in the consolidated balance sheets.

Capitalized implementation costs for hosting arrangements are amortized on a straight‑line basis over an estimated useful life of the term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement, beginning with the time when the software is ready for intended use. Amortization expenses related to hosting arrangement costs are recognized within the same line item in the consolidated income statements as the expense for fees for the associated hosting arrangement. The Company evaluates the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure the selected useful life remains appropriate. The Company also tests for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Impairment of Long-Lived Assets” section above.

During the years ended December 31, 2024, 2023, and 2022, the Company launched separate initiatives designed to enhance its hosting arrangements related to its enterprise applications. During the years ended December 31, 2024 and 2023, capitalized implementation costs were $627 and $1,739, respectively, and recognized within other non-current assets and within prepaid expenses, prepaid income taxes, and other current assets, respectively, in the consolidated balance sheets. See Note 6 of these consolidated financial statements for details on impairments.

For the years ended December 31, 2024, 2023, and 2022, amortization expense associated with hosting arrangements was $2,341, $1,962, and $2,117, respectively, and recognized within operating expense and cost of revenue in the consolidated income statements.

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

The Company amortizes intangible assets over their estimated useful lives on a straight-line basis. Useful lives are established based on analysis of all pertinent factors such as: the expected use of the asset, expected useful lives of related assets, provisions that may limit the useful life, historical experience with similar arrangements, effects of economic factors, demand, competition, obsolescence, and maintenance required to maintain the future cash flows. Amortization is recognized over the relevant estimated useful lives ranging from three to eleven years. Amortization expenses related to intangible assets are recognized within the operating expense caption for depreciation and amortization and cost of revenue in the consolidated income statements.

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

Goodwill

Goodwill is recognized when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn affecting automotive marketplaces, increased competition, a significant reduction in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

The Company evaluates impairment either when required following a triggering event or annually on October 1 by comparing the estimated fair value of each reporting unit to its carrying value. For the fiscal year 2024 the Company determined that it had three reporting units with goodwill: U.S. Marketplace, CarOffer, and U.K. Marketplace. The Company elects to bypass the optional qualitative test for impairment and proceed to Step 1, which is a quantitative impairment test. For the U.S. Marketplace and U.K. Marketplace reporting units, the Company estimates fair value using a market approach, based on market multiples derived from public companies that it identifies as peers. For the U.S. Marketplace and U.K. Marketplace reporting units, the Company estimates forecasted revenue for the fiscal year and estimates revenue market multiples using publicly available information for each of its peers. For the CarOffer reporting unit, the Company estimates fair value using an income approach, based on a discounted cash flow method. The assumptions used to estimate the fair value using a discounted cash flow method include revenue and EBITDA forecasts, the weighted average cost of capital and discount rate, debt-free net working capital forecasts, and long-term growth rate. The Company reconciles the aggregate fair values of all reporting units to the Company’s market capitalization following a triggering event or annually as of October 1, 2024, for reasonableness.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021, the Company became a party with the noncontrolling equity holders of CarOffer to the 2021 CarOffer Operating Agreement (as defined in “Stock-Based Compensation” below), which, among other matters, sets forth certain put and call rights described in “Stock-Based Compensation” below. The 2021 CarOffer Operating Agreement provided the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which was based on a multiple of earnings.

Subsequent to the Company’s acquisition of the 51% interest on January 14, 2021, the redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net (loss) income attributable to the noncontrolling interest and tax distributions to redeemable noncontrolling interest holders. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the redemption value were recognized within retained earnings in the consolidated balance sheets.

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

Pursuant to the 2023 Purchase Agreement the Company acquired the remaining minority equity interests in CarOffer (the “2023 CarOffer Transaction”) for an aggregate consideration of $75.0 million in cash (the “2023 Consideration”), subject to certain adjustments set forth in the 2023 Purchase Agreement. A portion of the 2023 Consideration was held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the 2023 Purchase Agreement. The 2023 CarOffer Transaction was completed on December 1, 2023.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and the Company entered into the Fourth Amended and Restated Limited Liability Company Agreement, dated December 1, 2023 (the “2023 CarOffer Operating Agreement”), pursuant to which, among other matters, the existing put and call rights were terminated. As a result of the 2023 CarOffer Transaction, there was no redeemable noncontrolling interest as of December 31, 2023.

Leases

The Company recognizes an operating lease liability for the obligation to make lease payments and an operating lease right-of-use asset for the right to use the underlying assets for the lease term. The Company reviews all material contracts for embedded leases to determine if they have a right-of-use asset. The Company made an accounting policy election to apply the practical expedient under ASC Topic 842, Leases, to not separate lease components from non-lease components for all leases.

The Company recognizes lease payments on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Variable lease payments that depend on an index or a rate are included in the lease payments and are measured using the prevailing index or rate at the measurement date. Variable lease payments not based on an index or a rate are excluded from lease payments and are expensed as incurred.

The Company allocates lease costs, which includes operating lease costs, finance lease costs, and variable lease payments, across all departments based on headcount in the respective location.

The Company made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheets for leases with an initial term of 12 months or less, and instead to recognize lease payments on a straight-line basis over the lease term as expense and variable lease payments that do not depend on an index or rate as expense in the period in which the achievement of the specified target that triggers the variable lease payments becomes probable.

The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the consolidated income statements as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and can be reasonably estimated. The Company recognizes contingent liabilities within accrued expenses, accrued income taxes, and other current liabilities, and other non-current liabilities in the consolidated balance sheets, as applicable, depending on if the contingency is expected to be resolved within one year or more. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recognized as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses, if material.

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

The asset and liability method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In performing this analysis, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies to assess realizability. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released.

The Company accounts for uncertain tax positions by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company assesses its income tax positions and recognizes an income tax benefit or expense within the provision for income taxes in the consolidated income statements based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The tax position is measured as the largest amount of benefit or expense that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority during examination. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as income tax expense within other (expense) income, net in the consolidated income statements. The Company recognizes liabilities related to uncertain tax positions within accrued expenses, accrued income taxes, and other current liabilities, and other non-current liabilities in the consolidated balance sheets, as applicable, depending on if the uncertainty is expected to be resolved within one year or more.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where the Company operates. The Pillar Two legislation is effective for the Company’s fiscal year beginning January 1, 2024. The Company has performed an assessment of its potential exposure to Pillar Two income taxes based on the Company’s most recent tax filings, country-by-country reporting, and financial statements for the constituent entities within the Company. Based on the assessment performed, the Company qualifies for the transitional safe harbor in all jurisdictions in which it operates. The Company does not expect a material exposure to Pillar Two income taxes.

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

The Inflation Reduction Act of 2022 (the “IRA”) was passed into law on August 16, 2022. The provisions of the IRA were effective beginning with fiscal year 2023, with certain exceptions. The IRA had several new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded U.S. corporations made after December 31, 2022. The Company has appropriately considered the impacts of the 1% excise tax on its income tax provision and cash taxes in 2024. Based on the Company’s evaluation, the Company concludes that the IRA has not had a material impact on its income tax provision and cash taxes.

The Company will continue to monitor the changes in tax laws and regulations to evaluate their potential impact on its business.

Fair Value of Financial Instruments

The Company measures eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. During the years ended December 31, 2024 and 2023, the Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted.

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions, estimation methodologies, or both could have a significant effect on the estimated fair value amounts.

As of December 31, 2024, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values due to the short-term nature of these instruments. As of December 31, 2023, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated their fair values due to the short-term nature of these instruments.

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

Foreign currency transaction gains and losses are included in consolidated net income for the period. The Company’s foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose the Company to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized in other (expense) income, net in the consolidated income statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive loss in the consolidated balance sheets.

Revenue Recognition

Sources of Revenue

The Company derives its revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. The Company generates marketplace revenue from (i) dealer subscriptions to the Company’s Listings packages and Real-time Performance Marketing (“RPM”), digital advertising suite, Digital Retail, and Sell My Car – Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. The Company generates wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers (“Dealer-to-Dealer transactions”), (y) transaction fees earned from the sale of vehicles to dealers that it acquires at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and Instant Max Cash Offer transactions (as defined below). The Company generates product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers or Sell My Car – Instant Max Cash Offer (“Instant Max Cash Offer transactions”), and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

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

4)
Allocate the transaction price to performance obligations in the contract
5)
Recognize revenue when or as the Company satisfies a performance obligation

Marketplace Revenue – Description

The Company offers multiple types of marketplace Listings packages to its dealers for its CarGurus U.S. platform (availability varies on the Company’s other marketplaces): Restricted Listings, which is free; and various levels of Listings packages, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

The Company’s subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and the Company’s assessment of the connections and return on investment (“ROI”) the platform will provide them and is subject to discounts and/or fee reductions that the Company may offer from time to time. The Company also offers all dealers on the platform access to its Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool, and Instant Market Value Scan tool.

The Company also offers paid Listings packages for the Autolist and PistonHeads websites.

In addition to displaying inventory in the Company’s marketplace and providing access to the Dealer Dashboard, the Company offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements marketed under the Company’s RPM and digital advertising suite. Through RPM, dealers can buy advertising that appears in the Company’s marketplace, on other sites on the internet, and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other targeting factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

The Company also offers dealer advertising products for the PistonHeads website.

The Company also offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements such as Digital Retail, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page. Digital Retail is comprised of (i) the Digital Deal Platform, which gives dealers higher quality leads through upfront consumer-provided information; (ii) Geo Expansion, which expands the visibility of a dealer’s inventory in the search results beyond its local market; and (iii) Hard Pull Financing, which provides loan information.

The Company also offers dealers subscribing to certain of its Listings packages other subscription advertising and customer acquisition products and enhancements such as Top Dealer Offers, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost per thousand impressions basis (“CPM basis”). An impression is an advertisement loaded on a web page. In addition to advertising sold on a CPM basis, the Company also has advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on the Company’s websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. The Company does not provide minimum impression guarantees or other types of minimum guarantees in its contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

The Company also offers non-dealer advertising products for the Autolist and PistonHeads websites.

Marketplace revenue also includes revenue from partnerships with certain financing services companies pursuant to which the Company enables eligible consumers on the CarGurus U.S. website to pre-qualify for financing on cars from dealerships that offer financing through such companies. The Company primarily generates revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with its lending partners through its site.

Marketplace Revenue – Revenue Recognition

For Listings, Digital Retail, RPM, and Top Dealer Offers, the Company provides a single similar service each day for a period of time. Each time increment (i.e., one day), rather than the underlying activities, is distinct and substantially the same and, therefore, the performance obligation of the Company is to provide a series of daily activities over the contract term. Similar to the dealer listings, the dealer advertising is considered a promise to provide a single similar service each day. Each time increment is distinct and substantially the same and, therefore, the performance obligation of the Company is to provide a series of daily activities over the contract term.

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

Performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefit of the service. Revenue is recognized ratably over the subscription period beginning on the date the Company starts providing services to the customer under the contract. Revenue is presented net of any taxes collected from customers. Customers are billed in advance on the first day of each calendar month with payment terms generally due upon receipt or 30 days from the date invoiced. Billings are recognized as accounts receivable or short-term deferred revenue when payment is received in advance of services being delivered to the customers.

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

Performance obligations for Company-sold advertising revenue and partner-sold advertising revenue are satisfied over time as impressions are delivered. Revenue is recognized based on the total number of impressions delivered within the specified period. Revenue from advertising sold directly by the Company is recognized based on the gross amount charged to the advertiser because the Company is the principal in the arrangement as it controls the ad placement and timing of the campaign, establishes the selling price, and is directly responsible for the fulfillment of the contractual terms including any remedy for issues with such fulfillment. Revenue from advertising sold by partners is recognized based on the net amount of revenue received from the content partners because the Company is the agent in the arrangement as the advertising partner is responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the advertising partner has a direct contractual relationship with the advertiser. There is no contractual relationship between the Company and the advertiser for partner-sold transactions. Additionally, for auction-based partner agreements, the Company has latitude in establishing the floor price, but the final price established by the exchange server is at market rates. Revenue is presented net of any taxes collected from customers. Customers are billed monthly in arrears with payment terms generally 30, 60, or 90 days from the date invoiced. Unbilled accounts receivable generally relate to services rendered in the current period, but not invoiced until the subsequent period.

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

Wholesale Revenue – Description

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

Wholesale revenue also includes fees earned from performing inspection and transportation services, where it collects fees from the buying dealer. Inspection and transportation service revenue is inclusive of Dealer-to-Dealer transactions, other marketplace to dealer transactions, and Instant Max Cash Offer transactions.

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

Wholesale Revenue – Revenue Recognition

When facilitating Dealer-to-Dealer transactions and for vehicles sold to dealers that are acquired at other marketplaces, the Company does not control the vehicle and, therefore, acts as an agent in the transaction. Revenue earned from the fees for facilitating these transactions is recognized at a point in time when the vehicle is sold on a net basis.

For inspection and transportation services, the Company leverages a network of third-party inspection service providers and transportation carriers. The Company controls both inspection and transportation services as it is primarily responsible for fulfillment and, therefore, acts as a principal in the transaction. Revenue from fees for inspection services is recognized at the point in time when the inspection is performed and revenue from fees for transportation services is recognized over time as delivery is completed. Revenue from both inspection and transportation services is recognized on a gross basis. Unearned revenue related to unsatisfied performance obligations is recognized as deferred revenue.

Wholesale revenue also includes arbitration in which the vehicle is rematched to a new buyer and not acquired by the Company. Arbitration is the process by which the Company investigates and resolves claims from buying dealers. In these rematch situations, the Company does not control the vehicle and, therefore, acts as an agent in the transaction. Revenue from a rematch transaction is recognized in line with fee revenue relating to the facilitation of the transaction, inspection services, and transportation services.

Within wholesale transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations in other current liabilities and accounts receivable, net in the consolidated balance sheets. Sales allowances are recognized as a reduction to revenue in the consolidated income statements and an increase to other current liabilities or a reduction to accounts receivable, net in the consolidated balance sheets. Wholesale revenue is also offset by concessions. Concessions are recognized as a reduction to revenue in the consolidated income statements and an increase in accounts payable in the consolidated balance sheets.

Wholesale revenue is presented net of any taxes collected from customers.

Customers are billed upon successful matching of a buyer and seller, with payment due upon receipt.

Product Revenue – Description

The CarOffer Matrix enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through Instant Max Cash Offer transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers. Arbitration is the process by which the Company investigates and resolves claims from buying dealers. The Company controls the vehicle in these transactions and, therefore, acts as the principal.

Product – Revenue Recognition

For vehicles sold to dealers that are acquired through Instant Max Cash Offer transactions, the Company controls the vehicle and, therefore, acts as a principal in the transaction. Revenue earned from proceeds received on the sale of vehicles through Instant Max Cash Offer transactions, including vehicle sale price and transaction fees collected from the buying dealers, is recognized at a point in time when the vehicle is sold on a gross basis.

In certain situations across all transactions, during an arbitration process the Company acquires vehicles in transactions in which it controls the vehicle and, therefore, acts as a principal in the transaction. Revenue earned from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers, is recognized at a point in time on a gross basis.

Within product transactions, there are typically no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company and refunds may be required by law in the case of a vehicle defect. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstance that will lead to a credit or arbitration. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Upon recognizing a sales transaction, the Company estimates the amount of transaction price that will be reversed in a subsequent period and records a reserve for returns and cancellations in other current liabilities and accounts receivable, net in the consolidated balance sheets. Sales allowances are recognized as a reduction to revenue, as well as a reduction to cost of revenue as applicable for returned vehicles, in the consolidated income statements and an increase to other current liabilities or a reduction to accounts receivable, as well as an increase to other current assets as applicable for returned vehicles, net in the consolidated balance sheets. Product revenue is also offset by concessions. Concessions are recognized as a reduction to revenue in the consolidated income statements and an increase in other current liabilities in the consolidated balance sheets.

Product revenue is presented net of any taxes collected from customers.

Customers are billed upon successful matching of a buyer and seller, with payment due upon receipt.

Contracts with Multiple Performance Obligations

The Company periodically enters into arrangements that include Listings and/or dealer advertising product subscriptions within marketplace revenue. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Performance obligations are identified based on services to be transferred to a customer that are distinct within the context of the contractual terms. Once the performance obligations have been identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. If required, the transaction price is allocated to each performance obligation in the contract based on a relative standalone selling price method as the performance obligation is being satisfied. For the Company’s arrangements that include Listings and/or dealer advertising product subscriptions, the performance obligations were satisfied over a consistent period of time and, therefore, the allocations did not impact the revenue recognized.

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

For marketplace subscription customers, the commissions paid on contracts with new customers, in addition to any commission amount related to incremental sales, are capitalized and amortized over the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company’s own historical data. Commissions paid that are not directly related to obtaining a new contract are expensed as incurred.

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

Marketplace Cost of Revenue

Marketplace cost of revenue includes expenses related to supporting and hosting marketplace service offerings. These expenses include personnel and related expenses for the Company’s customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data, and hosting expenses; amortization of developed technology; amortization of capitalized website development; amortization and impairment of capitalized hosting arrangements; and allocated overhead expenses. The Company allocates overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

amortization of developed technology; amortization and impairment of capitalized website development; and allocated overhead expenses. The Company allocates overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through Instant Max Cash Offer transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

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

For RSUs granted subject to market-based vesting conditions, the fair value is determined on the date of grant using the Monte Carlo simulation lattice model. The determination of the fair value using this model is affected by the Company’s stock price performance relative to the companies listed on the S&P 500, and a number of assumptions including volatility, correlation coefficient, risk-free interest rate, and expected dividends. RSUs previously granted subject to market-based vesting conditions vest upon achievement of specified levels of market conditions. During the year ended December 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company’s other RSU awards. As a result, there were no market-based RSUs outstanding as of December 31, 2024, December 31, 2023, or December 31, 2022.

For stock options granted, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by the Company’s stock price and a number of assumptions including expected dividend yield, expected volatility, risk-free interest rate, and expected term. For expected volatility, the Company uses a blended volatility to combine the historical volatility of trading with the volatility for a peer group of companies as the Company does not have historical stock prices for a period that is at least equal to the expected term. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period. There were no stock options granted during the years ended December 31, 2024 and December 31, 2023.

The weighted average assumptions utilized to determine the fair value of stock options granted during the year ended December 31, 2022, were as follows:

Year Ended December 31,
2022
Expected dividend yield	—
Expected volatility	48.03%
Risk–free interest rate	1.47%
Expected term (in years)	6.11

The Company issues shares of Class A common stock upon the vesting of RSUs and the exercise of stock options out of its shares available for issuance. During the year ended December 31, 2023, prior to the redemption of all awards in connection with the 2023 CarOffer Transaction, the Company would issue CO Incentive Units and Subject Units (as each term is defined below) out of CarOffer’s units available for issuance.

The Company accounts for forfeitures when they occur.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The tax effect of differences between tax deductions related to stock compensation and the corresponding financial statement expense compensation are recognized as an income tax benefit or expense within the provision for income taxes in the consolidated income statements. The permanent differences, including excess tax benefits and expenses, are recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets and classified as an operating activity in the consolidated statements of cash flows. The temporary differences are recognized within deferred tax assets in the consolidated balance sheets and classified as deferred taxes in the consolidated statements of cash flows.

CarOffer

On January 14, 2021, the Company acquired a 51% interest in CarOffer (the “2021 CarOffer Transaction”) pursuant to the terms of a Membership Interest Purchase Agreement (the “2021 Purchase Agreement”) dated as of December 9, 2020 (the “2021 Agreement Date”), as amended, by and among the Company, CarOffer, CarOffer Investors Holding, LLC (“TopCo”), each of the Members of TopCo (each a “Member” and collectively, the “Members”), and Bruce T. Thompson, an individual who resided in Texas.

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

Pursuant to the 2021 Purchase Agreement, the Company established a retention pool in an aggregate amount of $8,000 in the form of RSUs to be issued pursuant to the Company’s standard form of RSU agreement under the Company’s Omnibus Incentive Compensation Plan (the “2017 Plan”), (i) $6,000 of which was granted to certain CarOffer employees following the 2021 Closing in accordance with the terms of the 2021 Purchase Agreement and (ii) $2,000 of which was available for issuance to future CarOffer employees in accordance with the terms of the 2021 Purchase Agreement. RSUs issued from the retention pool would have been subject to vesting based on rendering of future services.

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

In the second half of 2022, the Company had a call right (the “2022 Call Right”), exercisable in its sole discretion, to acquire a portion of the Remaining Equity representing up to 25% of the fully diluted capitalization of CarOffer (such acquired Remaining Equity, the “2022 Acquired Remaining Equity”) at an implied CarOffer value (the “2022 Call Right Value”) of seven times CarOffer’s trailing twelve months gross profit as of June 30, 2022 (calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement). During the year ended December 31, 2022, the Company determined not to exercise the 2022 Call Right.

Prior to the 2023 CarOffer Transaction, in the second half of 2024, (a) the Company had a call right (the “2024 Call Right”), exercisable in its sole discretion, to acquire all, and not less than all, of the Remaining Equity that it had not yet acquired pursuant to the 2022 Call Right and the 2021 Closing, at the greater of (i) (x) $100.0 million, and (y) the 2022 Call Right Value, whichever was less, and (ii) an implied CarOffer value of 12 times CarOffer’s trailing 12 months EBITDA as of June 30, 2024 (in each case calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement), and (b) the representative of the holders of the Remaining Equity had a put right (the “2024 Put Right”), exercisable in his, her or their sole discretion, to have the holders of the Remaining Equity sell to the Company, all, and not less than all, of the Remaining Equity at an implied CarOffer value of 12 times CarOffer’s trailing 12 months EBITDA as of June 30, 2024 (calculated in accordance with the defined terms and subject to the adjustments set forth in the 2021 CarOffer Operating Agreement). In connection with the 2023 CarOffer Transaction, the 2024 Call Right and the 2024 Put Right were terminated.

In connection with the 2021 CarOffer Transaction, the then-outstanding unvested incentive units (“CO Incentive Units”) of CarOffer and unvested Class CO CarOffer units (the “Subject Units”) remained outstanding and would have vested over the requisite service periods as discussed below.

Grants of the CO Incentive Units were subject to the CarOffer 2020 Equity Incentive Plan, adopted effective November 24, 2020 (the “2020 CO Plan”), the applicable award agreement, and the 2021 CarOffer Operating Agreement. Following the 2021 CarOffer Transaction, remaining unvested CO Incentive Units vest over a period of three years, with one-third having vested on each of January 14, 2022, and January 14, 2023, and one-third vesting on January 14, 2024, provided that a grantee’s continuous service to CarOffer has not terminated on the applicable vesting date. As a result of the 2023 CarOffer Transaction, the vesting on January 14, 2024, was accelerated and the CO Incentive Units were accelerated and redeemed.

In addition to the 2020 CO Plan, on December 9, 2020, CarOffer entered into a Vesting Agreement (the “Vesting Agreement”) regarding the vesting of Subject Units beneficially owned by Bruce Thompson, the founder and CEO of CarOffer, and certain affiliated persons (collectively, the “T5 Holders”) in connection with the Company’s then-anticipated acquisition of a 51% interest in CarOffer. Pursuant to the Vesting Agreement, 432,592 Subject Units beneficially owned by the T5 Holders vest in three approximately equal installments, with one-third having vested on each of January 14, 2022, and January 14, 2023, and one third vesting on January 14, 2024, subject to the terms of the Vesting Agreement. As a result of the 2023 CarOffer Transaction, the vesting on January 14, 2024, was accelerated and the Subject Units were accelerated and redeemed.

In connection with the 2021 Closing, CarOffer reserved 228,571 incentive units (the “2021 Incentive Units”) for purposes of establishing an employee incentive equity plan. Thereafter, CarOffer formed CarOffer Incentive Equity, LLC (“CIE”), a Delaware manager-managed limited liability company managed by the Company, and established the CIE 2021 Equity Incentive Plan (the “2021 CO Plan”). The 2021 CO Plan and related documentation, including the applicable award agreement, a vesting agreement between CarOffer and CIE, and the 2021 CarOffer Operating Agreement, provided for an incentive equity grant structure whereby 2021 Incentive Units would be granted to CIE and 2021 CO Plan grantees would receive an associated equity interest in CIE (the “CIE Interest”), with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. Subject to any modifications that may have been approved by the CarOffer Board of Managers in its discretion, grants under the 2021 CO Plan would vest over a period of three years from the grant date, one-third each on the first, second, and third anniversaries of the applicable grant date, provided that a grantee’s continuous service to CarOffer had not terminated on the applicable anniversary of the grant date. Upon termination of a grantee’s continuous service to CarOffer, all of such grantee’s unvested 2021 Incentive Units were forfeited. As of December 31, 2022, there were no grants of 2021 Incentive Units under the 2021 CO Plan.

CO Incentive Units, Subject Units, and 2021 Incentive Units were liability-classified awards because the awards could be put to the Company at a formula price such that the holders did not bear the risks and rewards associated with equity ownership. For liability-classified awards, the fair value was determined on the date of issuance using a Least Square Monte Carlo simulation model. Liability-classified awards were remeasured to fair value each period until settlement. Until March 31, 2022, the Least Square Monte Carlo simulation model was used for remeasurement. During the three months ended June 30, 2022, the Company refined its model for determining the fair value of liability-classified awards as a result of obtaining gross profit actuals through the trailing twelve-months ended June 30, 2022, measurement period for the first call option. From March 31, 2022, the fair value was typically determined using a Monte Carlo simulation model. During the year ended December 31, 2022, the Company determined not to exercise the 2022 Call Right. The valuation of these liability-classified awards was previously derived from the 2024 Call Right and the 2024 Put Right. The determination of the fair value was affected by CarOffer’s equity value, EBITDA, and Excess Parent Capital (as defined in the 2021 CarOffer Operating Agreement) that drove the exercise price of future call/put rights, as well as a number of assumptions including market price of risk, volatility, correlation, and risk-free interest rate. As a result of the EBITDA and Excess Parent Capital projections for CarOffer as of December 31, 2022, a Monte Carlo simulation model was not required as of December 31, 2022.

On December 1, 2023, the Company completed the 2023 CarOffer Transaction. Pursuant to the 2023 Purchase Agreement, the Company acquired the remaining minority equity interests in CarOffer for the 2023 Consideration, consisting of an aggregate consideration of $75.0 million in cash, subject to certain adjustments set forth in the 2023 Purchase Agreement. A portion of the 2023 Consideration was held in escrow to secure certain payment and indemnification obligations of the Indirect Members in accordance with the terms of the 2023 Purchase Agreement.

Upon completion of the 2023 CarOffer Transaction, the Company recorded an approximately $50 million stock-based compensation charge, which consisted of payments for CO Incentive Units and Subject Units, and payments made to holders of noncontrolling interest (“Noncontrolling Interest Units”), resulting from the modification of the 2021 Purchase Agreement. As a result of the 2023 CarOffer Transaction, the liability-classified awards were accelerated and redeemed as of December 31, 2023. The completion of the 2023 CarOffer Transaction additionally relieved the redeemable noncontrolling interests on its consolidated balance sheets, reducing the remaining redeemable noncontrolling interest on its consolidated balance sheets to zero and recording excess cash paid to these unit holders as a deemed dividend of $5,838. See Note 11 of these consolidated financial statements for further disclosure on impact of the modifications that resulted from the 2023 CarOffer Transaction.

Following the 2023 CarOffer Transaction, CarOffer is a wholly-owned subsidiary and the Company entered into the 2023 CarOffer Operating Agreement, pursuant to which, among other matters, the existing put and call rights were terminated.

Common Stock Share Repurchases

Repurchases of the Company’s Class A common stock that are retired are recognized as a reduction to common stock at par value and the remainder is recognized as a reduction to additional paid-in capital in the consolidated balance sheets. If additional paid-in capital is reduced to zero, repurchases of the Company’s Class A common stock in excess of the par value are recognized as a reduction to retained earnings in the consolidated balance sheets.

If there is a difference between the trade date and the settlement date for shares repurchased as of period end, a liability is recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets.

As a result of the IRA, effective on January 1, 2023, the Company is required to pay a 1% excise tax on certain stock repurchases. Based on the Company’s evaluation, the Company has concluded that the IRA has not had a material impact on its income tax provision and cash taxes. The excise tax is considered a direct and incremental cost of the share repurchase and is recognized as a reduction to additional paid-in capital in the consolidated balance sheets. Other direct and incremental costs, such as commissions and legal expenses, are recognized as a reduction to additional paid-in capital in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and recognized within sales and marketing expense in the consolidated income statements. For the years ended December 31, 2024, 2023, and 2022, advertising expense was $160,668, $138,782, and $156,128, respectively.

Comprehensive Income

Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive income consists of consolidated net income and other comprehensive income, which includes certain changes in equity that are excluded from consolidated net income, such as foreign currency translation adjustments. Accumulated other comprehensive (loss) is presented separately in the consolidated balance sheets.

Recent Accounting Pronouncements Adopted

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 on December 31, 2024, and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. See Note 14 of these consolidated statements for the impact of the adoption.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of December 31, 2024, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

In November 2024 the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to provide more detailed expense information and requires additional disaggregated disclosures in the notes to the financial statements for categories of expenses that are included on the face of the income statement. ASU 2024-03 is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied either prospectively to financial statements issued for periods after the effective date of ASU 2024-03 or retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its future consolidated financial statements and related disclosures.

3. Revenue Recognition

For the years ended December 31, 2024, 2023, and 2022, revenue from contracts with customers by services and products was as follows:

	Year Ended December 31,
	2024	2023	2022
Marketplace	$796,599	$698,236	$658,771
Dealer-to-Dealer	59,763	109,802	320,119
Sell My Car - Instant Max Cash Offer	38,022	106,204	676,145
Total	$894,384	$914,242	$1,655,035

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Instant Max Cash Offer services and products, as disclosed above.

Revenue by income statement presentation is disaggregated by (i) marketplace, (ii) wholesale, and (iii) product revenue sources, as disclosed in the consolidated income statements. Marketplace services are included within marketplace revenue in the consolidated income statements. Dealer-to-Dealer and Instant Max Cash Offer services and products are included within both wholesale revenue and product revenue in the consolidated income statements.

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments, as disclosed in Note 14 of these consolidated financial statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and Instant Max Cash Offer services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions, as disclosed in Note 14 of these consolidated financial statements. Marketplace services are provided in the U.S. and International regions. Dealer-to-Dealer and Instant Max Cash Offer services and products are provided in the U.S. region.

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant year end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2024, was approximately $63.7 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2024. For performance obligations not satisfied as of December 31, 2024, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of December 31, 2024.

As of December 31, 2024 and 2023, assets associated with costs to obtain a contract were $25,719 and $24,093, respectively. For the years ended December 31, 2024, 2023, and 2022, amortization expense associated with costs to obtain a contract was $13,975, $11,817, and $11,067, respectively.

For the years ended December 31, 2024, 2023, and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,322, $12,249, and $12,784, respectively.

4. Fair Value of Financial Instruments

As of December 31, 2024 and 2023, assets measured at fair value on a recurring basis consisted of the following:

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$165,074	$—	$—	$165,074
Total	$165,074	$—	$—	$165,074

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$73,449	$—	$—	$73,449
Short-term investments:
Mutual funds	20,724	—	—	20,724
Total	$94,173	$—	$—	$94,173

For the year ended December 31, 2024, dividend income recognized within interest income in the consolidated income statements was immaterial. For the year ended December 31, 2023, dividend income recognized within interest income in the consolidated income statements was $3,075. For the year ended December 31, 2022, there was no dividend income recognized within interest income in the consolidated income statements as the Company did not have any short-term investments in equity securities during the year ended December 31, 2022.

For the year ended December 31, 2024, there were no unrealized gains. For the year ended December 31, 2024, realized gains on short-term investments in equity securities were immaterial. For the year ended December 31, 2023, unrealized and realized gains on short-term investments in equity securities were immaterial. For the year ended December 31, 2022, there was no unrealized and realized gain on short-term investments in equity securities as the Company did not have any short-term investments in equity securities during the year ended December 31, 2022.

As of December 31, 2024, the Company did not have any short-term investments in equity securities as all were sold during the year ended December 31, 2024.

5. Property and Equipment, Net

As of December 31, 2024 and 2023, property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Capitalized equipment	$7,880	$1,326
Capitalized internal-use software	20,060	12,279
Capitalized website development	56,877	57,158
Furniture and fixtures	13,960	8,149
Leasehold improvements	95,691	23,308
Construction in progress	—	39,835
Finance lease right-of-use assets	155	288
	194,623	142,343
Less accumulated depreciation and amortization	(64,613)	(58,973)
Total	$130,010	$83,370

During the year ended December 31, 2024, capitalized website development decreased $281. The primary drivers of the decrease were a $15,583 impairment of capitalized website development costs and a $4,901 disposal of fully depreciated assets, due to the end of the CG Buy Online pilot, which allowed consumers to purchase vehicles online, within the Digital Wholesale segment. Additionally, the decrease was driven by a $3,470 disposal of fully depreciated assets for the Company’s peer-to-peer product, which the Company is no longer offering, within the U.S. Marketplace segment. The decrease was also due in part to a $180 impairment related to certain developed technology that the Company decided to cease investment, within the Digital Wholesale segment. For further discussion of impairments, see Note 6 of these consolidated financial statements. These decreases were offset in part by $23,853 gross capitalized website development costs.

During the year ended December 31, 2024, capitalized equipment, furniture and fixtures, and leasehold improvements increased $6,554, $5,811, and $72,383, respectively, due primarily to the buildout of 1001 Boylston Street, as well as assets being transferred out of construction in progress and placed into service, as the Company began occupying 1001 Boylston Street. These increases were inclusive of offsetting disposals of $374, $2,005, and $4,508, for capitalized equipment, furniture and fixtures, and leasehold improvements, respectively, related to fully depreciated assets for leases of space which the Company no longer occupies, within the U.S. Marketplace segment. The Company additionally disposed of $480 in leasehold improvements related to the disposal of building plans for CarOffer, within the Digital Wholesale segment. The Company also impaired $219 of furniture and fixtures due to the end of the CG Buy Online pilot, within the Digital Wholesale segment. For further discussion of impairments, see Note 6 of these consolidated financial statements.

During the year ended December 31, 2024, capitalized internal-use software increased $7,781 due primarily to continued net investment in the Company’s software projects.

During the year ended December 31, 2024, construction in progress decreased $39,835 due to assets being transferred out of construction in progress and placed into service in their respective categories as the Company began occupying 1001 Boylston Street.

For the years ended December 31, 2024, 2023, and 2022, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, and impairments, was $21,705, $18,412, and $14,618, respectively.

6. Impairments of Goodwill and Other Assets

CarOffer Impairment

Background

During the three months ended June 30, 2024, the Company identified a triggering event requiring an interim impairment test at the CarOffer reporting unit due to recent organizational changes and Transaction volume declines, which resulted in revisions to the Company’s financial projections for the CarOffer reporting unit. The Company performed the interim impairment test as of June 30, 2024.

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

As discussed below, the Company recognized impairments of CarOffer right-of-use assets of $4,731 and the CarOffer brand intangible asset of $7,538 to bring the long-lived assets’ carrying value to fair value. All other long-lived assets’ carrying value were at or below fair value. Subsequent to performing the impairment assessment of its long-lived assets, the Company then assessed goodwill included in the CarOffer reporting unit, resulting in an impairment charge of $115,206, inclusive of the deferred tax impact of $28,437 due to the goodwill being tax deductible. See below for further details of each impairment charge.

Accordingly, for the year ended December 31, 2024, the Company recognized a $127,475 impairment to the CarOffer reporting unit, reducing its carrying value to its fair value.

Due to the partial impairment of the CarOffer reporting unit goodwill and other long-lived assets during the year ended December 31, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect its operations.

Right-of-Use Asset

In connection with the triggering event discussed above, the Company recognized an impairment to the right-of-use asset associated with CarOffer’s Addison, Texas lease included within the CarOffer asset group as of June 30, 2024, to reduce the carrying value of the right-of-use asset to fair value.

The fair value measurement was categorized as Level 3 within the fair value hierarchy as there were significant unobservable inputs utilized in the valuation technique. The Company estimated fair value using the discounted cash flow method, with key inputs including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated replacement costs.

For the year ended December 31, 2024, a non-cash impairment charge of $4,731 was allocated to the right-of-use assets in the CarOffer asset group, which was recognized within impairment operating expenses in the consolidated income statements in the Digital Wholesale segment.

Other Intangible Assets

In connection with the triggering event discussed above, the Company recognized an impairment to the brand intangible asset included within the CarOffer asset group as of June 30, 2024, to reduce the carrying value of the brand intangible asset to fair value.

The fair value measurement was categorized as Level 3 within the fair value hierarchy as there were significant unobservable inputs utilized in the valuation technique. The Company estimated fair value using market participant assumptions and the relief from royalty method, with key inputs including forecasted revenue, royalty rate, discount rate, and the useful life.

For the year ended December 31, 2024, a non-cash impairment charge of $7,538 was allocated to the brand intangible asset in the CarOffer asset group, which was recognized within impairment operating expenses in the consolidated income statements in the Digital Wholesale segment.

For further information on the Company’s intangible assets, see Note 7 of these consolidated financial statements.

Goodwill

The Company determined that there were no indicators of impairment for the U.S. Marketplace or U.K. Marketplace reporting units and, therefore, an interim impairment assessment was not performed as of June 30, 2024.

In connection with the triggering event discussed above, the Company recognized an impairment to the CarOffer reporting unit goodwill as of June 30, 2024, to reduce the carrying value of the CarOffer reporting unit goodwill to fair value.

The fair value measurement was categorized as Level 3 within the fair value hierarchy as there were significant unobservable inputs utilized in the valuation technique. The Company estimated the fair value of the CarOffer reporting unit using an income-based valuation approach by means of a discounted cash flow method. The assumptions used to estimate the fair value of the reporting unit included forecasted revenue and EBITDA, long term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model.

As of June 30, 2024, the carrying value for the CarOffer reporting unit (after adjustments for other long-lived asset impairments discussed above) exceeded its fair value. For the year ended December 31, 2024, a non-cash impairment charge of $86,769 was recognized within impairment operating expenses in the consolidated income statements in the Digital Wholesale segment. As the goodwill for the CarOffer reporting unit is tax deductible, the Company calculated the deferred tax effect of the goodwill impairment charge using the simultaneous equation method. This resulted in additional goodwill impairment and deferred tax assets of $28,437, for a total goodwill impairment of $115,206 recognized within impairment operating expenses in the consolidated income statements in the Digital Wholesale segment.

For further information on the Company’s goodwill, see Note 7 of these consolidated financial statements.

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

This was identified as a triggering event for long-lived asset impairment testing under ASC 360. Other long-lived assets were tested for impairment at the asset group level. The Company identified the asset group as the CG Buy Online Pilot assets, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These assets were included in the CG Buy Online reporting unit. As the asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. As the Company decided to end this pilot, the estimated future cash flows and related fair value were both $0. There was no goodwill associated with the CG Buy Online reporting unit.

As of December 31, 2024, the Company impaired $15,583 and $219 of Digital Wholesale segment capitalized website development costs and furniture and fixtures, respectively, within property and equipment, net in the consolidated balance sheets. Additionally, the Company impaired $527 and $447 of capitalized hosting arrangements within prepaid expenses, prepaid income taxes, and other current assets, and other non-current assets, respectively, in the consolidated balance sheets. These costs were included in the CG Buy Online reporting unit. There was an immaterial remaining balance of these assets, that amortized until the end of the pilot on October 31, 2024.

For the year ended December 31, 2024, the Company recognized $9,750 and $7,026 of Digital Wholesale segment impairment charges, related to the CG Buy Online pilot, as wholesale cost of revenue and impairment operating expense, respectively, in the consolidated income statement.

Other Impairments

For the year ended December 31, 2024, the Company wrote off $180, consisting of Digital Wholesale segment capitalized website development costs within wholesale cost of revenue in the consolidated income statements related to certain developed technology that the Company decided to cease investment.

For the year ended December 31, 2023, the Company wrote off $184, consisting of $175 of Digital Wholesale segment and $9 of U.S. Marketplace segment capitalized website development costs within wholesale and marketplace cost of revenue, respectively, in the consolidated income statements related to certain developed technology that the Company decided to cease investment.

For the year ended December 31, 2022, the Company wrote off $165 of U.S. Marketplace segment of capitalized website development costs within operating expense in the consolidated income statements related to certain developed technology that the Company decided to cease investment.

Impairments Summary

For the years ended December 31, 2024, 2023 and 2022, impairments consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Capitalized hosting arrangements	$974	$—	$—
Capitalized website development	15,763	184	165
Furniture and fixtures	219	—	—
Intangible assets	7,538	—	—
Goodwill	115,206	—	—
Right-of-use asset	4,731	—	—
Total	$144,431	$184	$165

7. Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2024 and 2023, intangible assets consisted of the following:

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	6.1	$24,559	$12,792	$11,767
Customer relationships	—	19,870	19,870	—
Developed technology	—	64,565	64,565	—
Total		$108,994	$97,227	$11,767

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	7.4	$32,193	$10,262	$21,931
Customer relationships	0.0	19,870	19,620	250
Developed technology	0.0	64,565	63,690	875
Total		$116,628	$93,572	$23,056

For the years ended December 31, 2024, 2023, and 2022, amortization of intangible assets was $3,655, $30,062, and $30,716, respectively.

For the year ended December 31, 2024, the Company recognized an impairment of its intangible assets. For the years ended December 31, 2023 and 2022, the Company did not recognize an impairment of its intangible assets. For further discussion of impairments, see Note 6 of these consolidated financial statements.

As of December 31, 2024, estimated amortization expense of intangible assets for future periods was as follows:

Year Ending December 31,	Amortization Expense
2025	$2,021
2026	2,021
2027	2,021
2028	2,021
2029	1,429
Thereafter	2,254
Total	$11,767

Goodwill

As of December 31, 2024, changes in the carrying value of goodwill were as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2023	$12,477	$130,451	$14,970	$157,898
Impairment of goodwill	—	(86,769)	—	(86,769)
Deferred tax asset recognized from impairment of goodwill	—	(28,437)	—	(28,437)
Other (1)	—	4,323	—	4,323
Foreign currency translation adjustment	—	—	(848)	(848)
Balance as of December 31, 2024	$12,477	$19,568	$14,122	$46,167
(1)
As of December 31, 2024, the Company recognized an immaterial adjustment to goodwill and additional paid-in-capital associated with the acquisitions of its equity interests in CarOffer.

As of December 31, 2024, accumulated impairment losses of goodwill recognized in the Digital Wholesale segment were $115,206. As of December 31, 2023, there were no accumulated impairment losses of goodwill.

During the three months ended June 30, 2024, the Company identified a triggering event requiring an interim impairment test at the CarOffer reporting unit and recognized an impairment of goodwill. For further discussion of impairments, see Note 6 of these consolidated financial statements.

The Company did not identify an additional impairment during the annual impairment test over all reporting units as of October 1, 2024. There was excess of fair value over the carrying value for the CarOffer reporting unit in the Digital Wholesale segment as of October 1, 2024. If projected future operating results decline, including as a result of economic conditions or operational challenges, the Company may need to record an impairment charge to reduce its goodwill at CarOffer, which could be material and negatively affect the Company’s operations.

For the years ended December 31, 2023 and 2022, the Company did not identify any impairment of its goodwill.

8. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of December 31, 2024 and 2023, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
Accrued bonus	$17,377	$15,247
Accrued commissions	4,818	4,142
Other accrued expenses, accrued income taxes, and other current liabilities	13,780	14,329
Total	$35,975	$33,718

The increase of $2,130 in accrued bonus was due to higher bonus payout metric attainment.

9. Debt

As of December 31, 2024 and 2023, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time (the “Credit Agreement”). The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the “2022 Revolver Sub-facility”). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

The applicable interest rate is, at the Company’s option, based on a number of different benchmark rates and applicable spreads, based on the ratio of the outstanding principal amount of the Company’s secured indebtedness to the trailing four quarters of consolidated EBITDA (as determined under the Credit Agreement, the “Consolidated Secured Net Leverage Ratio”). The Credit Agreement also requires the Company to pay a commitment fee to the lenders with respect of the unutilized revolving commitments at a rate ranging from 0.125% to 0.175% per annum based on the Consolidated Secured Net Leverage Ratio, as determined on a quarterly basis.

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2024.

As of December 31, 2024, there were no borrowings and $9,907 in letters of credit outstanding under the 2022 Revolver associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,093. As of December 31, 2023, there were no borrowings and $9,627 in letters of credit outstanding under the 2022 Revolver associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,373.

As of December 31, 2024 and 2023, deferred financing costs were $1,412 and $1,927, respectively, recognized within other non-current assets in the consolidated balance sheets.

For the years ended December 31, 2024, 2023, and 2022, amortization expense associated with deferred financing costs was $515, $515, and $136, respectively, recognized within other (expense) income, net in the consolidated income statements.

For the years ended December 31, 2024, 2023, and 2022, commitment fees under the 2022 Revolver were immaterial.

10. Commitments and Contingencies

Contractual Obligations and Commitments

As of December 31, 2024, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the consolidated statements of cash flows.

Leases

The Company’s material lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; Addison, Texas; and Dublin, Ireland.

The Company has non-cancellable lease terms through 2039 for its various commenced operating leases, certain of which include the option to extend the lease term up to two additional periods of five years. These options are not recognized within the right-of-use asset and lease liability. Additionally, certain leases provide for annual rent increases through the terms of the leases, leasehold improvement incentives, and variable payments related to operating expenses, taxes, utilities, insurance, and maintenance expenses. Certain leases also contain non-lease components in the contract. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses.

The Company has non-cancellable lease terms through 2025 for its various operating subleases, for which the Company acts as the lessor. Additionally, certain subleases provide for annual rent increases through the terms of the leases and variable payments related to operating expenses, taxes, parking, and utilities. Certain subleases also contain both lease and non-lease components in the contract. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses.

As of December 31, 2024 and 2023, the Company’s financing lease obligations, which consisted of a lease for furniture and office equipment, were immaterial.

As of December 31, 2024, there were no material changes in the Company’s leases from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than those described below.

Changes to Material Leases

Addison, Texas

During the year ended December 31, 2024, the Company identified an impairment of the right-of-use asset associated with its Addison, Texas, lease. For further information on impairments, see Note 6 of these consolidated financial statements.

1001 Boylston Street

On September 20, 2024, the Company began occupying 1001 Boylston Street and all assets capitalized through that date were placed into service. As of December 31, 2024, the Company completed its buildout and all remaining assets associated with the 1001 Boylston Street lease were placed into service.

On April 12, 2024 and May 3, 2024, the Company entered into various change orders regarding the 1001 Boylston Street lease and related buildout. The change orders modify the responsibilities outlined in the 1001 Boylston Street lease and reallocate the responsibility of certain buildout costs from the landlord to the Company. The costs related to this work are reimbursable by the landlord, effectively increasing the tenant improvement allowance from the 1001 Boylston Street lease by $456. The Company accounted for these change orders as a remeasurement of the 1001 Boylston Street lease, using an incremental borrowing rate as of the modification date. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the consolidated balance sheets of $1,493. There was not a material impact on the consolidated income statements or future minimum lease payments.

On March 19, 2024, the Company entered into a letter agreement regarding the 1001 Boylston Street lease (the "2024 Letter Agreement"). The 2024 Letter Agreement memorializes the Substantial Completion Date, Commencement Date, Fixed Rent Commencement Date (as each term is defined in the 1001 Boylston Street lease), and the rental credits and holdover compensation owed to the Company per the 1001 Boylston Street lease. The 2024 Letter Agreement also modifies the parking privileges and payments, which commenced on June 1, 2024, and provides reimbursement from the landlord to the Company for additional unexpected costs incurred. The Company accounted for the 2024 Letter Agreement as a remeasurement of the 1001 Boylston Street lease, using an incremental borrowing rate as of the modification date. The lease remeasurement resulted in a decrease in the lease liability and right-of-use asset on the consolidated balance sheets of $3,536. There was not a material impact on the consolidated income statements or future minimum lease payments.

Lease Expenses

For the years ended December 31, 2024, 2023, and 2022, the Company recognized $33,498, $34,218, and $16,732, respectively, of lease costs, which includes operating lease costs, finance lease costs, and variable lease payments. For the year ended December 31, 2024, the Company recognized $6,699 of variable lease payments. For the years ended December 31, 2023 and 2022, variable lease payments were immaterial.

For the years ended December 31, 2024, 2023, and 2022, the Company recognized $2,011, $1,897, and $1,809, respectively, of sublease income.

As of December 31, 2024 and 2023, the weighted average remaining lease term was 12.8 years and 13.1 years, respectively, and the weighted average discount rate was 6.2% and 5.7%, respectively. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019, for leases that commenced prior to that date.

Lease Commitments

As of December 31, 2024, future minimum lease payments for all leases were as follows:

Year Ending December 31,	Operating Lease Commitments
2025	$13,468
2026	22,314
2027	22,722
2028	23,142
2029	23,564
Thereafter	184,326
Total lease payments	289,536
Less imputed interest	(96,792)
Total	$192,744

The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2024. As of December 31, 2024, there were no leases signed but not commenced.

As of December 31, 2024, future minimum sublease income payments for the year ending December 31, 2025, were $1,418. There are no future minimum sublease payments thereafter.

Letters of Credit

As of December 31, 2024 and 2023, $9,907 and $9,627, respectively, in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

Restricted Cash

As of December 31, 2024 and 2023, restricted cash was $2,036 and $2,563, respectively, and related to pass-through payments from dealers related to the Company’s Digital Wholesale business. As of both December 31, 2024 and 2023, all restricted cash was classified as a current asset, as disclosed in the consolidated balance sheets.

Tax Contingencies

We are subject to taxation in the U.S. and certain other jurisdictions in which we operate, which could include sales and use tax, value added tax, excise tax, gross receipts tax, and property tax. State, local, and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes. These rules and regulations are complex and subject to varying interpretations that may change over time due to new court interpretations and newly enacted rules and regulations. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates, which could be material.

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

For the years ended December 31, 2024, 2023, and 2022, income for guarantees purchased by dealers was $570, $1,890, and $10,026, respectively. For the years ended December 31, 2024 and 2023, the net gains or losses recognized within cost of revenue in the consolidated income statements resulting from dealers’ exercise of guarantees was immaterial. For the year ended December 31, 2022, the losses, net of gains recognized within cost of revenue in the consolidated income statements resulting from dealers’ exercise of guarantees was $4,568.

As of December 31, 2024, the maximum potential amount of future payments that the Company could be required to make under these guarantees was $1,843. Of the maximum potential amount of future payments, the losses that were probable were not material. As such, as of December 31, 2024, the Company had no material contingent loss liabilities.

As of December 31, 2023, the Company had no material contingent loss liabilities.

11. Stock‑based Compensation

CarGurus Equity Incentive Plans

The Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) provided for the issuance of non-qualified stock options, restricted stock, and stock awards to the Company’s employees, officers, directors, and consultants. The 2006 Plan authorized up to an aggregate of 3,444,668 shares of the Company’s Class B common stock for such issuances. In conjunction with the effectiveness of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the Board voted that no further stock options or other equity-based awards may be granted under the 2006 Plan.

In 2015 the Board adopted the 2015 Plan, which became effective on June 26, 2015. The 2015 Plan provided for the issuance of stock-based incentives to employees, consultants, and non-employee directors. As of the effective date of the 2015 Plan, up to 603,436 shares of common stock were authorized for issuance under the 2015 Plan. The 2015 Plan was amended and restated effective August 6, 2015, to permit the granting of RSUs under the 2015 Plan, to remove Class B common stock from the pool of shares available for issuance under the 2015 Plan, and to make certain other desired changes. The 2015 Plan was further amended and restated at October 15, 2015, to add a ten-year term and to make certain other desired changes.

The 2015 Plan was further amended and restated effective August 22, 2016, to merge the 2006 Plan into the 2015 Plan, to increase the number of shares of Class A common stock that may be issued under the 2015 Plan, and to lengthen the term of the 2015 Plan to expire on August 21, 2026. In addition, pursuant to this amendment and restatement of the 2015 Plan, prior to giving effect to the recapitalization that occurred on June 21, 2017, there were (i) 618,691 shares of Class A common stock, plus (ii) 802,562 shares of Class B common stock authorized under the 2015 Plan; provided, however, that (1) the number of shares of Class A common stock was increased, on a share for share basis, by the number of shares of Class B common stock that were (a) subject to outstanding options granted under the 2006 Plan that expired, terminated, or were canceled for any reason without having been exercised, (b) surrendered in payment of the exercise price of outstanding options granted under the 2006 Plan, or (c) withheld in satisfaction of tax withholding upon exercise of outstanding options granted under the 2006 Plan, and the number of shares of Class B common stock reserved under the amended and restated 2015 Plan was decreased, on a corresponding share for share basis, (2) no new awards of Class B common stock could be granted under the amended and restated 2015 Plan, and (3) except with respect to outstanding options granted under the 2006 Plan that were exercised on or after the date of the amendment and restatement, no Class B common stock could be issued under the 2015 Plan.

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

In connection with the Company’s initial public offering, in October 2017 the Board adopted, and the Company’s stockholders approved, the 2017 Plan for the purpose of granting incentive stock options, non-qualified stock options, stock awards, stock units, other share-based awards, and cash awards to employees, advisors, and consultants to the Company and its subsidiaries and non-employee members of the Board. The 2017 Plan is the successor to the 2015 Plan. The 2017 Plan authorizes the issuance or transfer of the sum of: (i) 7,800,000 shares of the Company’s Class A common stock, plus (ii) the number of shares of Class A common stock (up to 4,500,000 shares) equal to the sum of (x) the number of shares of Class A common stock and Class B common stock of the Company subject to outstanding awards under the 2015 Plan as of October 10, 2017, that terminate, expire, or are canceled, forfeited, exchanged, or surrendered on or after October 10, 2017, without having been exercised, vested, or paid prior to October 10, 2017, including shares tendered or withheld to satisfy tax withholding obligations with respect to outstanding grants under the 2015 Plan, plus (y) the number of shares of Class A common stock reserved for issuance under the 2015 Plan that remained available for grant under the 2015 Plan as of October 10, 2017. The aggregate number of shares of Class A common stock that may be issued or transferred under the 2017 Plan pursuant to incentive stock options will not exceed 12,300,000 shares of Class A common stock. Any shares withheld to satisfy tax withholding obligations return to the authorized, but unissued, pool under the 2017 Plan and can be reissued by the Company. In conjunction with the adoption of the 2017 Plan, options and RSUs that were outstanding at that time under the 2015 Plan remained outstanding but no additional grants may be made from the 2015 Plan.

Unless determined otherwise by the Compensation Committee of the Board, as of the first trading day of January of each calendar year during the term of the 2017 Plan (excluding any extensions), eligible beginning with calendar year 2019, an additional number of shares of Class A common stock will be added to the number of shares of Class A common stock authorized to be issued or transferred under the 2017 Plan and the number of shares authorized to be issued or transferred pursuant to incentive stock options, equal to 4% of the total number of shares of Class A common stock outstanding on the last trading day in December of the immediately preceding calendar year, or 6,000,000 shares, whichever is less, or such lesser amount as determined by the Board (the “Evergreen Increase”). The Compensation Committee of the Board determined to not effectuate the Evergreen Increase that was otherwise scheduled to have occurred on each of January 2, 2019, January 2, 2020, January 4, 2021, and January 2, 2025. On January 3, 2022, January 3, 2023, and January 2, 2024, an additional 4,070,921, 4,065,466, and 3,687,010 shares of Class A Common Stock, respectively, was authorized to be issued or transferred under the 2017 Plan pursuant to the Evergreen Increase.

As of December 31, 2024, 8,582,014 shares of Class A common stock were available for issuance under the 2017 Plan.

CarOffer Equity Incentive Plans

The 2020 CO Plan provided for the issuance of CO Incentive Units to CarOffer’s employees, officers, managers, and consultants. The 2020 CO Plan authorized up to an aggregate of 485,714 CO Incentive Units for such issuances, all of which were issued prior to the close of the 2021 CarOffer Transaction. As a result of the 2023 CarOffer Transaction, all CO Incentive Units were accelerated and redeemed and, thus, as of December 31, 2023, there were no CO Incentive Units unvested. During the year ended December 31, 2023, no CO Incentive Units were granted, vested, or forfeited. As of December 31, 2023, there was no unrecognized stock‑based compensation expense related to the unvested CO Incentive Units as a result of the redemption of the awards following the 2021 CarOffer Transaction.

The Vesting Agreement provided for the vesting of the Subject Units beneficially owned by the T5 Holders, which would have vested in accordance with the terms described in Note 2 of these consolidated financial statements. As a result of the 2023 CarOffer Transaction, all Subject Units were accelerated and redeemed and, thus, as of December 31, 2023, no Subject Units were unvested. During the year ended December 31, 2023, there were no Subject Units granted, vested, or forfeited. As of December 31, 2023, there was no unrecognized stock‑based compensation expense related to the unvested Subject Units as a result of the redemption of the awards following the 2023 CarOffer Transaction.

The 2021 CO Plan provided for an incentive equity grant structure whereby 2021 Incentive Units would have been granted to CIE and 2021 CO Plan grantees would have received an associated CIE Interest, with back-to-back vesting between the 2021 Incentive Units and the associated CIE Interest. The 2021 CO Plan authorized up to an aggregate of 228,571 2021 Incentive Units for such issuances.

All CO Incentive Units and Subject Units were accelerated and redeemed in connection with the 2023 CarOffer Transaction. As a result, there were no CO Incentive Units, Subject Units, or 2021 Incentive Units as of December 31, 2023.

Stock Options

During the year ended December 31, 2024, stock option activity was follows:

	Common Stock	Weighted- Average Exercise Price for Equity	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2023	776,094	$25.17	5.3	$5,442
Granted	—	—
Exercised	(345,721)	14.24		5,924
Forfeited or Expired	(33,324)	35.11
Outstanding, December 31, 2024	397,049	$33.85	5.9	$1,123
Exercisable as of December 31, 2024	351,240	$33.58	5.8	$1,082
(1)
As of December 31, 2024 and 2023, the aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of common stock on December 31, 2024 and 2023, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

During the year ended December 31, 2023, there were no options granted. During the year ended December 31, 2022, there were 30,266 options granted.

During the years ended December 31, 2023 and 2022, the aggregate intrinsic value for options exercised was $229 and $3,774, respectively.

As of December 31, 2024, there was $260 unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

During the year ended December 31, 2024, RSU activity was follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested outstanding, December 31, 2023	5,687,711	$22.02	$137,415
Granted	2,912,712	23.98
Vested	(2,793,920)	23.44
Forfeited	(570,325)	20.11
Unvested outstanding, December 31, 2024	5,236,178	$22.42	$191,877

During the years ended December 31, 2023 and 2022, the weighted-average grant-date fair value of RSUs granted was $17.47 and $28.94 per share, respectively.

During the years ended December 31, 2023 and 2022, RSUs that vested and settled totaled 2,440,510 and 1,649,294, respectively.

During the years ended December 31, 2023 and 2022, the total fair value of RSUs vested was $65,479 and $55,136, respectively.

As of December 31, 2024, there was $99,914 of unrecognized stock-based compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based Compensation Expense

For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense by award type was as follows:

	Year Ended December 31,
	2024	2023	2022
Options	$2,258	$2,386	$2,553
Restricted Stock Units	60,234	55,527	52,224
CO Incentive Units and Subject Units	—	26,552	(21,095)
Noncontrolling Interest Units	—	28,991	—
Total	$62,492	$113,456	$33,682

Stock-based compensation for CO Incentive Units and Subject Units, and Noncontrolling Interest Units, which were employee-owned, decreased $26,552 and $28,991, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the redemption of such units in connection with the 2023 CarOffer Transaction.

For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense by where the stock-based compensation expense was recognized in the Company’s consolidated income statements was as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$492	$2,370	$475
Sales and marketing expense	12,176	13,710	7,733
Product, technology, and development expense	24,443	25,934	20,266
General and administrative expense	25,381	71,442	5,208
Total	$62,492	$113,456	$33,682

For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense excluded $6,546, $5,472, and $4,468, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

For the years ended December 31, 2024, 2023, and 2022, the income tax expense related to stock-based compensation was $1,098, $5,500, and $4,181, respectively, recognized in the provision for income taxes on the consolidated income statements.

For the years ended December 31, 2024, 2023, and 2022, the income tax benefit related to stock-based compensation expense was $5,295, $5,353, and $5,441, respectively, recognized in deferred tax asset on the consolidated balance sheets.

2023 CarOffer Transaction

In connection with the 2023 CarOffer Transaction, the Company redeemed all remaining CO Incentive Units, Subject Units, and Noncontrolling Interest Units.

Certain of the Noncontrolling Interest Units were employee owned. For the year ended December 31, 2023, the Company paid $28,991 for these units and accounted for this portion of the 2023 CarOffer Transaction as stock-based compensation in its consolidated income statements. For the year ended December 31, 2023, for all other Noncontrolling Interest Units, the Company reduced the remaining redeemable noncontrolling interest on its consolidated balance sheets to zero and recorded excess cash paid to these unit holders as a deemed dividend of $5,838.

As part of the 2023 CarOffer Transaction, Subject Units and CO Incentive Units were modified such that any remaining unvested units received accelerated vesting. For the year ended December 31, 2023, as part of the 2023 CarOffer Transaction, the Company purchased all outstanding Subject Units and CO Incentive Units and recognized approximately $20,655 of stock-based compensation in its consolidated income statements.

Common Stock Reserved for Future Issuance

As of December 31, 2024, the Company had reserved the following shares of Class A common stock for future issuance:

Common stock options outstanding	397,049
Unvested restricted stock units outstanding	5,236,178
Shares available for issuance under the 2017 Plan	8,582,014
Total shares of authorized common stock reserved for future issuance	14,215,241

Common Stock Share Repurchases

On November 7, 2024, the Company announced that the Board authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

On November 7, 2023, the Company announced that the Board authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company could, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of Class A common stock under the 2024 Share Repurchase Program were retired. The Company funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

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

During the year ended December 31, 2024, the Company repurchased and retired 6,357,302 shares for $146,117, exclusive of commissions and excise tax, at an average cost of $22.98 per share, under the 2024 Share Repurchase Program. As of December 31, 2024, the 2024 Share Repurchase Program expired.

During the year ended December 31, 2023, the Company repurchased and retired 11,076,755 shares for $204,127, exclusive of commissions and excise tax, at an average cost of $18.43 per share, under the 2022 Share Repurchase Program. As of December 31, 2023, the 2022 Share Repurchase Program expired.

During the year ended December 31, 2022, the Company repurchased and retired 1,350,473 shares for $18,691, at an average cost of $13.84 per share, under the 2022 Share Repurchase Program.

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

During the year ended December 31, 2024, 1,012,428 shares of Class B common stock were converted into Class A common stock. During the years ended December 31, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock.

Basic net income per share (“Basic EPS”) is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest, deemed dividends on redemption of noncontrolling interest, and changes in the redemption value of redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest, deemed dividends on redemption of noncontrolling interest, and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs, and (iii) if dilutive, market-based performance awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the year ended December 31, 2022, the if-converted method was used to calculate the number of shares issuable upon exercise of the 2024 Put Right, inclusive of CarOffer noncontrolling interest and CO Incentive and Subject Units, that would have been issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the years ended December 31, 2024, 2023, and 2022, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share was as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Consolidated net income	$20,972	$22,053	$78,954
Net loss attributable to redeemable noncontrolling interest	—	(14,889)	(5,433)
Deemed dividend on redemption of noncontrolling interest	—	5,838	—
Accretion of redeemable noncontrolling interest to redemption value	—	—	(109,398)
Net income attributable to common stockholders — basic	$20,972	$31,104	$193,785
Net loss attributable to redeemable noncontrolling interest	—	(14,889)	(5,433)
Deemed dividend on redemption of noncontrolling interest	—	5,838	—
Accretion of redeemable noncontrolling interest to redemption value	—	—	(109,398)
Net income attributable to common stockholders — diluted	$20,972	$22,053	$78,954
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	104,535,572	113,240,139	118,474,991
Dilutive effect of share equivalents resulting from stock options	134,370	225,691	275,330
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,593,944	723,004	366,258
Dilutive effect of share equivalents resulting from CO Incentive units, Subject Units, and noncontrolling interest	—	—	9,034,395
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	106,263,886	114,188,834	128,150,974
Net income per share attributable to common stockholders:
Basic	$0.20	$0.27	$1.64
Diluted	$0.20	$0.19	$0.62

For the years ended December 31, 2024, 2023, and 2022, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted‑average shares outstanding as their effect would have been anti‑dilutive was as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options outstanding	503,505	551,196	587,494
Restricted stock units outstanding	656,589	2,333,489	2,634,463

For the years ended December 31, 2024 and 2023, there were no contingently issuable shares as a result of the 2023 CarOffer Transaction.

During the year ended December 31, 2022, the Company modified its market-based performance awards to contain only service-based vesting conditions in line with the Company’s other RSU awards. As a result, there are no market-based RSUs outstanding as of December 31, 2024, 2023, or 2022.

13. Income Taxes

For the years ended December 31, 2024, 2023, and 2022, the domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$21,936	$50,632	$110,213
Foreign	2,721	1,055	1,149
Income before income taxes	$24,657	$51,687	$111,362

For the years ended December 31, 2024, 2023, and 2022, the components of the provision for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$24,343	$52,352	$43,207
State	12,134	14,614	11,140
Foreign	556	532	175
	37,033	67,498	54,522
Deferred benefit:
Federal	(27,737)	(37,583)	(20,278)
State	(5,600)	(272)	(1,789)
Foreign	(11)	(9)	(47)
	(33,348)	(37,864)	(22,114)
Income tax provision	$3,685	$29,634	$32,408

For the years ended December 31, 2024, 2023, and 2022, the components of the effective tax rate were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	25.8	19.8	7.6
Nondeductible expenses	3.7	1.5	0.6
Stock compensation	3.5	7.3	2.8
Foreign rate differential	(0.2)	(0.1)	(0.1)
Federal and state credits	(39.4)	(9.8)	(5.0)
Disallowed officer compensation	4.1	0.4	0.8
Investment in partnership	—	5.8	0.6
Uncertain tax provision	0.6	0.4	0.5
CarOffer and Autolist M&A	(4.3)	2.9	—
Other	0.1	—	(0.1)
Consolidated effective tax rate	14.9%	49.2%	28.7%
Effective tax rate attributable to redeemable noncontrolling interest	—	(4.7)	(1.0)
Effective tax rate attributable to CarGurus, Inc.	14.9%	44.5%	27.7%

For the year ended December 31, 2024, the effective tax rate attributable to CarGurus, Inc. was 14.9%, which is lower than the statutory tax rate of 21%, principally due to federal and state research and development credits and the tax benefits of CarOffer acquisition related adjustment, partially offset by state and local income taxes, non-deductible meals, entertainment, and transportation expenses, and the Section 162 (m) excess officer compensation limitation.

For the year ended December 31, 2023, the effective tax rate attributable to CarGurus, Inc. was 44.5%, which is greater than the U.S. federal statutory rate primarily due to state and local income taxes inclusive of the impact from the recently passed Massachusetts apportionment tax rule, shortfalls on the taxable compensation of share-based awards, the Section 162(m) excess officer compensation limitation, and tax impact associated with the 2023 CarOffer Transaction, partially offset by federal and state research and development tax credits.

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

As of December 31, 2024 and 2023, the approximate income tax effect of each type of temporary difference and carryforward was as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$219	$304
Credit carryforwards	915	928
Stock-based compensation	5,295	5,353
Lease liability	47,322	47,907
Accruals and reserves	5,857	4,642
Intangible assets	45,092	20,294
Capitalized research and development	52,717	45,468
	157,417	124,896
Valuation Allowance	(324)	(305)
	157,093	124,591
Deferred tax liabilities:
Prepaid expenses	(2,115)	(2,459)
Deferred commissions	(5,867)	(5,531)
Right of use assets	(29,755)	(42,531)
Capital lease	(38)	(72)
Property and equipment	(12,672)	(700)
	(50,447)	(51,293)
Net deferred tax assets	$106,646	$73,298

As of December 31, 2024 and 2023, valuation allowances were immaterial. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, with the exception of the deferred tax asset related to intangible assets in Ireland. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $19 and $47, respectively.

As of December 31, 2024, the Company had no federal net operating loss (“NOL”) carryforwards and had state NOL carryforwards of $3,099. The federal NOL carryforward, subject to an annual limitation of 80% of taxable income, does not expire. The state NOL carryforwards expire at various dates through 2040. As of December 31, 2024, the Company had federal and state tax credit carryforwards of $660 and $322, respectively, available to reduce future tax liabilities. The federal tax credit carryforward expires in 2040. The state tax credit carryforwards indefinitely as it is related to California. Utilization of the NOL and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL or tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period.

As of December 31, 2024, 2023, and 2022, changes in the gross uncertain tax position (excluding interest and penalties) were as follows:

	As of December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of year	$812	$598	$—
Increase related to current year tax provision	104	178	198
(Decrease) increase related to prior year tax provision	(19)	36	400
Decrease related to settlements with taxing authorities	(45)	—	—
Unrecognized tax benefits at end of year	$852	$812	$598

For the years ended December 31, 2024, 2023, and 2022, income tax expense and liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $852, $812, and $598, respectively, which would favorably affect the Company’s effective tax rate, if recognized.

The Company permanently reinvests the earnings, if any, of its foreign subsidiaries and, therefore, does not provide for U.S. income taxes that could result from the distribution of those earnings to the Company. As of December 31, 2024 and December 31, 2023, the amount of unrecognized deferred U.S. taxes on these earnings was immaterial.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various foreign jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2021 and forward generally remain open for examination for federal and state tax purposes. Tax years 2020 and forward generally remain open for examination for foreign tax purposes.

14. Segment and Geographic Information

Effective as of the fourth quarter of 2022 the Company revised its segment reporting from one reportable segment to two reportable segments, U.S. Marketplace and Digital Wholesale. The change in segment reporting was a triggering event for an evaluation of goodwill impairment. As such, the Company evaluated for goodwill impairment on December 31, 2022, and did not identify any impairment to its goodwill. The change in segment reporting was made to align with financial reporting results regularly provided to the Company’s CODM, Jason Trevisan, Chief Executive Officer, to assess the business. Segment information is presented in the same manner as the CODM reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews segment revenue and segment income (loss) from operations as a proxy for the performance of the Company’s operations. The CODM uses segment income (loss) from operations in the annual budgeting and monthly forecasting process. The CODM considers segment income (loss) from operations in analyses of the actual amounts against budgeted and forecasted values to evaluate the performance of each segment and to make decisions for the allocation of capital and other resources to each segment.

The U.S. Marketplace segment derives revenue from marketplace services from customers within the U.S. The Digital Wholesale segment primarily derives revenue from Dealer-to-Dealer and Instant Max Cash Offer services and products which are sold on the CarOffer platform. The Company also has two operating segments which are individually immaterial and, therefore, aggregated into the Other category to reconcile reportable segments to the consolidated income statements. The Other category derives revenue from marketplace services from customers outside of the U.S.

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. Digital Wholesale segment loss from operations also reflects certain Instant Max Cash Offer marketing and lead generation fees allocated from the U.S. Marketplace segment.

The Company’s significant segment expenses consist of cost of revenue and sales and marketing expense. The Company’s other segment items consist of product, technology, and development expense and general and administrative expense. The Company has disclosed depreciation and amortization expense separately from other segment items to meet disclosure requirements.

Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the years ended December 31, 2024, 2023, and 2022, segment revenue, significant segment expenses, segment depreciation and amortization, segment income (loss) from operations, and the reconciliation from segment income (loss) from operations to consolidated income before income taxes were as follows:

	Year Ended December 31,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$733,688	$97,785	$831,473
Total segment revenue	$733,688	$97,785	$831,473

Reconciliation of Revenue
Other revenue			62,911
Total consolidated revenue			$894,384

Less:
Cost of revenue(1)	50,078	100,489	150,567
Sales and marketing	263,287	19,637	282,924
Depreciation and amortization	8,673	3,305	11,978
Other segment items	228,912	153,669	382,581
Total segment expenses	550,950	277,100	828,050
Total segment income (loss) from operations	182,738	(179,315)	3,423

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			9,989
Total income from operations			13,412

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			11,245
Total income before income taxes			$24,657
(1)
For the year ended December 31, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $4,244 and $8,084, respectively.

	Year Ended December 31,
	2023
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$647,284	$216,005	$863,289
Total segment revenue	$647,284	$216,005	$863,289

Reconciliation of Revenue
Other revenue			50,953
Total consolidated revenue			$914,242

Less:
Cost of revenue(1)	55,939	202,768	258,707
Sales and marketing	235,917	29,718	265,635
Depreciation and amortization	6,264	9,229	15,493
Other segment items	221,440	70,673	292,113
Total segment expenses	519,560	312,388	831,948
Total segment income (loss) from operations	127,724	(96,383)	31,341

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			1,286
Total income from operations			32,627

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			19,060
Total income before income taxes			$51,687
(1)
For the year ended December 31, 2023, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $5,297 and $27,036, respectively.

	Year Ended December 31,
	2022(1)
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$614,136	$996,264	$1,610,400
Total segment revenue	$614,136	$996,264	$1,610,400

Reconciliation of Revenue
Other revenue			44,635
Total consolidated revenue			$1,655,035

Less:
Cost of revenue(2)	52,664	941,442	994,106
Sales and marketing	234,615	59,878	294,493
Depreciation and amortization	6,089	9,012	15,101
Other segment items(3)	192,313	(2,234)	190,079
Total segment expenses	485,681	1,008,098	1,493,779
Total segment income (loss) from operations	128,455	(11,834)	116,621

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			(8,143)
Total income from operations			108,478

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			2,884
Total income before income taxes			$111,362
(1)
For the year ended December 31, 2022, Digital Wholesale segment loss did not reflect certain Dealer-to-Dealer and Instant Max Cash Offer related capitalized website development expense from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale depreciation and amortization to reflect certain Dealer-to-Dealer and Instant Max Cash Offer related capitalized website development amortization expense from the U.S. Marketplace segment and accordingly updated Digital Wholesale Depreciation for the year ended December 31, 2022, for comparative purposes.
(2)
For the year ended December 31, 2022, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $5,465 and $24,338, respectively.
(3)
For the year ended December 31, 2022, Digital Wholesale other segment items include the impact of the decrease in the valuation of the CO Incentive Units and Subject Units, following mark to market valuation adjustments.

As of December 31, 2024, 2023, and 2022, segment assets were as follows:

	Year Ended December 31,
	2024	2023	2022(1)
Segment Assets:
U.S. Marketplace	$674,138	$607,307	$525,103
Digital Wholesale	108,890	258,458	358,289
Other	41,508	53,162	43,710
Total	$824,536	$918,927	$927,102
(1)
As of December 31, 2022, Digital Wholesale assets did not reflect certain Dealer-to-Dealer and Instant Max Cash Offer related capitalized website development assets from the U.S. Marketplace segment. During the three months ended March 31, 2023, the Company updated Digital Wholesale assets to reflect certain Dealer-to-Dealer and Instant Max Cash Offer related capitalized website development amortization assets from the U.S. Marketplace segment and accordingly updated Digital Wholesale assets as of December 31, 2022, for comparative purposes.

Digital Wholesale segment assets decreased $149,568, due primarily to impairments. As of December 31, 2024, the Company recognized a $127,475 CarOffer reporting unit impairment and a $16,776 CG Buy Online reporting unit impairment. For further discussion of impairments, see Note 6 of these consolidated financial statements.

For the years ended December 31, 2024, 2023, and 2022, revenue by geographical region were as follows:

	Year Ended December 31,
	2024	2023	2022
Revenue by Geographic Region:
United States	$831,473	$863,289	$1,610,400
International	62,911	50,953	44,635
Total	$894,384	$914,242	$1,655,035

As of December 31, 2024, 2023, and 2022, long-lived assets outside of the U.S. were immaterial.

15. Employee Benefit Plans

The Company maintains a defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. For the years ended December 31, 2024, 2023, and 2022, the Company matched 50% of an employee’s annual contributions to the 401(k) plan, up to a maximum of 8% of the employee’s base salary, bonus, and commissions paid during the year. Matching contributions are subject to vesting based on the employee’s start date and length of service. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan.

The Company’s subsidiary, CarOffer, maintains its own defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. For the years ended December 31, 2024, 2023, and 2022, CarOffer matched 50% of a CarOffer employee’s annual contributions to the 401(k) plan, up to a maximum of the lesser of (i) 6% of the CarOffer employee’s base salary, bonus, and commissions paid during the year or (ii) $5,000. Matching contributions are subject to vesting based on the CarOffer employee’s start date and length of service. CarOffer employees can designate the investment of their 401(k) accounts into several mutual funds.

For the years ended December 31, 2024, 2023, and 2022, total employer contributions to the 401(k) plan were $6,429, $6,575, and $5,498, respectively.

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, management has remediated the material weakness initially identified in 2022. As a result, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013).

Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024, and that our previously reported material weakness at our CarOffer subsidiary for the prior fiscal years ended December 31, 2023 and 2022, has been remediated.

Previously Identified Material Weakness

We previously concluded that this material weakness existed at our CarOffer subsidiary as CarOffer did not have the necessary business and information technology, or IT, processes, personnel, and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company.

The deficiencies at our CarOffer subsidiary were the result of operating deficiencies related to certain controls over IT systems that are relevant to the preparation of our financial statements.

This material weakness did not result in a known material misstatement to our financial statements. However, the material weakness could have resulted in material misstatements in our interim or annual financial statements and disclosures which then may not have been prevented or detected.

Remediation of Previously Reported Material Weakness

We and our Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee of our Board of Directors, evaluated the material weakness initially identified during the second quarter of 2022 and implemented a remediation plan to address the material weakness and enhance our control environment.

Management has implemented changes to strengthen our internal controls since the period when the material weakness was identified. These changes were intended to address the unremediated material weakness from 2022 that remained during the year ended December 31, 2023. During 2023 our remediation efforts were focused on continued employee training related to internal control over financial reporting and confirming sustained operation of effectively designed control activities, including IT general controls.

As of December 31, 2024, all remediation efforts have been completed by management and applicable controls have operated for a sufficient period of time. Management concluded, through testing, that these controls are operating effectively. As a result, management concluded that the prior year’s material weakness in our internal control over financial reporting has been remediated as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CarGurus, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CarGurus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 20, 2025

Item 9B. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the three months ended December 31, 2024, the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Elisa Palazzo Chief Financial Officer	December 4, 2024	Up to 40,064 shares to be sold(2)	September 17, 2025

Matt Quinn Chief Technology Officer	November 27, 2024	Up to 58,701 shares to be sold(3)	January 16, 2026

(1)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Palazzo’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of specified percentage of the net shares that vest on the applicable vesting date based on the trading price of the Class A common stock on the Nasdaq Global Select Market on the applicable sale date.
(3)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Quinn’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of 50% of the net shares that vest on the applicable vesting date.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report. The remainder of the information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this Annual Report:
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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
2.1	Membership Interest Purchase Agreement dated as of December 9, 2020, as amended, by and among the Registrant, CarOffer, LLC, CarOffer Investors Holding, LLC (“TopCo”), the Members of TopCo and Bruce T. Thompson.	10-K	001-38233	February 12, 2021	2.1
2.2	Membership Interest Purchase Agreement, dated November 6, 2023, by and among CarGurus, Inc., CarOffer, LLC, CarOffer Investors Holding, LLC, CarOffer MidCo, LLC, each of the persons set forth on Schedule 1.1(a) thereto, and Bruce T. Thompson.*	8-K	001-38233	November 7, 2023	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation.	8-K	001-38233	June 6, 2024	3.1
3.3	Third Amended and Restated Bylaws of the Registrant.	8-K	001-38233	June 6, 2024	3.2
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-220495	September 29, 2017	4.1
4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38233	February 26, 2024	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1	333-220495	September 15, 2017	10.1
10.2#	Amended and Restated 2006 Equity Incentive Plan.	S-1	333-220495	September 15, 2017	10.2
10.3#	Amended and Restated 2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220495	September 29, 2017	10.3
10.4#	Omnibus Incentive Compensation Plan and forms of agreements thereunder.	10-K	001-38233	February 12, 2021	10.4
10.4.1#	Form of Executive Nonqualified Stock Option Grant Agreement.	10-K	001-38233	February 12, 2021	10.4.1
10.4.2#	Form of Executive Time-Based Restricted Stock Unit Agreement.	10-Q	001-38233	May 3, 2018	10.3
10.4.3#	Form of Executive Performance-Based Restricted Stock Unit Agreement.	10-K	001-38233	February 12, 2021	10.4.3
10.4.4#	Form of Amendment to Performance Restricted Stock Unit Agreement.	10-K	001-38233	February 25, 2022	10.31
10.4.5#	Form of Non-Employee Director Restricted Stock Unit Agreement.	8-K	001-38233	March 26, 2018	10.1
10.5#	CarGurus, Inc. Annual Incentive Plan.	8-K/A	001-38233	April 6, 2018	10.1
10.6#	Offer Letter, dated March 17, 2006, by and between the Registrant and Langley Steinert.	S-1	333-220495	September 15, 2017	10.5
10.7#	Offer Letter, dated August 10, 2015, by and between the Registrant and Jason Trevisan.	S-1	333-220495	September 15, 2017	10.6
10.8#	Offer Letter, dated October 24, 2014, by and between the Registrant and Samuel Zales.	S-1	333-220495	September 15, 2017	10.7

10.9#	Offer Letter, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.1
10.10#	Relocation Repayment Agreement, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.2
10.11#	Offer Letter, dated December 1, 2021, by and between the Registrant and Matthew Quinn.	10-Q	001-38233	May 9, 2023	10.1
10.12#	Offer Letter, dated September 29, 2023, by and between Registrant and Zachary Hallowell.	10-Q	001-38233	August 8, 2024	10.1
10.13	Lease, dated as of October 8, 2014, by and between the Registrant and BCSP Cambridge Two Property LLC.	S-1	333-220495	September 15, 2017	10.8
10.14	First Amendment to Lease, dated as of October 27, 2015, between BCSP Cambridge Two Property LLC and the Registrant.	10-Q	001-38233	November 5, 2020	10.2
10.15	Second Amendment to Lease, dated as of September 28, 2020, between Two Canal Park Massachusetts, LLC, as successor-in-interest to BCSP Cambridge Two Property LLC, and the Registrant.	10-Q	001-38233	November 5, 2020	10.3
10.16	Office Lease Agreement, dated as of March 11, 2016, by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.9
10.17	First Amendment to Lease, dated as of July 30, 2016 by and between 55 Cambridge Parkway, LLC and the Registrant.	S-1	333-220495	September 15, 2017	10.10
10.18	Second Amendment to Lease, dated as of August 30, 2019 by and between 55 Cambridge Parkway, LLC and the Registrant.	10-Q	001-38233	November 5, 2019	10.1
10.19	Third Amendment to Lease, dated as of July 1, 2020, between 55 Cambridge Parkway, LLC and the Registrant.	10-Q	001-38233	November 5, 2020	10.1
10.20	Fourth Amendment to Lease, dated as of July 11, 2024, between 55 Cambridge Parkway, LLC and the Registrant.*	10-Q	001-38233	November 7, 2024	10.1
10.21	Lease Agreement, dated as of June 19, 2018, by and between US Parcel A, LLC and the Registrant.	8-K	001-38233	June 20, 2018	10.1
10.22	Indenture of Lease between S&A P-12 Property LLC and the Registrant, dated as of December 19, 2019.	8-K	001-38233	December 20, 2019	10.1
10.23	First Amendment to Lease between S&A P-12 Property LLC and the Registrant, dated as of June 12, 2020.	10-Q	001-38233	August 6, 2020	10.3
10.24	Letter Agreement regarding Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of March 19, 2024.	10-Q	001-38233	May 9, 2024	10.2
10.25	Change Orders dated April 12, 2024 and May 3, 2024 to Indenture of Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of December 19, 2019, as amended.*	10-Q	001-38233	August 8, 2024	10.2
10.26	Sublease, dated October 6, 2021, by and between the Registrant and HubSpot, Inc.	10-K	001-38233	February 25, 2022	10.29

10.27	First Amendment to Sublease, dated July 31, 2022, by and between the Registrant and HubSpot, Inc.	10-Q	001-38233	November 8, 2022	10.2
10.28	Second Amendment to Sublease, dated April 30, 2024, by and between the Registrant and HubSpot, Inc.	10-Q	001-38233	August 8, 2024	10.3
10.29	Sublease, dated December 23, 2021, by and between the Registrant and Amylyx Pharmaceuticals, Inc.	10-K	001-38233	February 25, 2022	10.30
10.30	First Amendment to Sublease, dated March 23, 2022, by and between the Registrant and Amylyx Pharmaceuticals, Inc.	10-Q	001-38233	May 9, 2022	10.1
10.31	Office Lease Agreement, dated April 28, 2022, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.*	10-K	001-38233	February 26, 2024	10.31
10.32	First Amendment to Office Lease Agreement, dated November 1, 2023, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.	10-K	001-38233	February 26, 2024	10.32
10.33	Third Amended and Restated Limited Liability Company Agreement, dated November 23, 2021, by and among the Registrant, TopCo, the Members of TopCo, and CarOffer MidCo, LLC.	10-K	001-38233	February 25, 2022	10.27
10.34	Corrective Amendment, dated May 6, 2022, to Third Amended and Restated Limited Liability Company Agreement of CarOffer, LLC, dated November 23, 2021, by and among the Registrant, CarOffer, LLC, TopCo, and CarOffer Midco, LLC.	10-Q	001-38233	May 9, 2022	10.5
10.35	Credit Agreement, dated September 26, 2022, by and among the Registrant, as borrower, PNC Bank, National Association, as administrative agent, collateral agent and an L/C Issuer, and the other lenders, L/C Issuers and other parties party thereto*	8-K	001-38233	September 29, 2022	10.1
19.1	CarGurus, Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	CarGurus, Inc. Compensation Clawback Policy.	10-K	001-38233	February 26, 2024	97.1
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarGurus, Inc.

Date: February 20, 2025	By:	/s/ Jason Trevisan
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

Name	Title	Date

/s/ Jason Trevisan	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Jason Trevisan

/s/ Elisa Palazzo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Elisa Palazzo

/s/ Langley Steinert	Executive Chair and Chair of the Board of Directors	February 20, 2025
Langley Steinert

/s/ Steven Conine	Director	February 20, 2025
Steven Conine

/s/ Manik Gupta	Director	February 20, 2025
Manik Gupta

/s/ Lori Hickok	Director	February 20, 2025
Lori Hickok

/s/ Stephen Kaufer	Director	February 20, 2025
Stephen Kaufer

/s/ Greg Schwartz	Director	February 20, 2025
Greg Schwartz