Form 10-Q
period 2025-03-31
CarGurus, Inc.
filed 2025-05-08
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(Address of principal executive offices Zip Code)

(617) 354-0068

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered

Indicate by check mark:	Yes	No
•
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒	☐
•
whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	☒	☐
•
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

•
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	☒

As of April 30, 2025, the registrant had 84,630,375 shares of Class A common stock, $0.001 par value per share, and 14,216,250 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the ability of our combined suite of offerings to increase a dealer’s return on investment, add scale to our marketplace network, create synergies for dealers, and become the marketplace for all steps of the vehicle acquisition and sale processes;
•
our evolution to becoming a transaction-enabled platform where consumers can shop, buy, seek financing, and sell their cars and dealers can price, source, market, and sell their cars;
•
the value proposition of the CarOffer, LLC, or CarOffer, online wholesale platform;
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
•
impairments of the carrying value of our goodwill or other assets;
•
our ability to overcome challenges facing the automotive industry ecosystem, including inventory supply problems, global supply chain challenges, including disruptions to pre-existing supply chains and vendor relations, changes to trade policies or tariff regulations, financial market volatility and disruption, increased interest rates, inflationary concerns, and other macroeconomic issues, including uncertain or volatile economic conditions in the U.S. and abroad;
•
our expectations regarding cash generation and the sufficiency of our cash to fund our operations;
•
our expected returns on investments;
•
our expectations regarding our deferred tax assets;

•
the impact of changes in tax law and related guidance and regulations that may be implemented, including on tax rates;
•
our expectations regarding our expenses generally, including general and administrative, product, technology, and development, and sales and marketing expenses;
•
domestic and global economic conditions affecting us or our customers;
•
our expectations regarding the funding of our share repurchase program;
•
our revolving credit facility;
•
our ability to adequately protect our intellectual property;
•
our ability to attract, hire, and retain necessary qualified employees to expand our operations;
•
the impact of accounting pronouncements;
•
our ability to stay abreast of, and effectively comply with, new or modified laws and regulations that currently apply or become applicable to our business and our beliefs regarding our compliance therewith;
•
the impact of litigation and the potential impact of unasserted claims; and
•
the future trading prices of our Class A common stock.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors that are described in this Quarterly Report. We have included important risk factors in the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission, or SEC, on February 20, 2025, or Annual Report, particularly those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make. We cannot assure you that the results, events, and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward‑looking statements.

The forward‑looking statements made in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward‑looking statement made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® and Autolist® are each a registered trademark of CarGurus, Inc., CarOffer® is a registered trademark of CarOffer, LLC, and PistonHeads® is a registered trademark of CarGurus Ireland Limited in the U.K. and the European Union. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$172,862	$304,193
Accounts receivable, net of allowance for doubtful accounts of $808 and $788, respectively	40,703	44,248
Inventory	810	338
Prepaid expenses, prepaid income taxes, and other current assets	21,107	27,868
Deferred contract costs	13,640	12,523
Restricted cash	2,848	2,036
Total current assets	251,970	391,206
Property and equipment, net	132,383	130,010
Intangible assets, net	11,318	11,767
Goodwill	46,714	46,167
Operating lease right-of-use assets	119,589	121,484
Deferred tax assets	110,050	106,672
Deferred contract costs, net of current portion	13,088	13,196
Other non-current assets	4,003	4,034
Total assets	$689,115	$824,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,891	$26,410
Accrued expenses, accrued income taxes, and other current liabilities	32,240	35,975
Deferred revenue	22,407	21,661
Operating lease liabilities	9,969	9,005
Total current liabilities	94,507	93,051
Operating lease liabilities	185,463	183,739
Deferred tax liabilities	15	26
Other non–current liabilities	7,080	6,031
Total liabilities	287,065	282,847
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 84,334,642 and 89,002,571 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	84	89
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,216,250 and 14,986,745 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14	15
Additional paid-in capital	6,775	169,013
Retained earnings	396,486	375,119
Accumulated other comprehensive loss	(1,309)	(2,547)
Total stockholders’ equity	402,050	541,689
Total liabilities and stockholders’ equity	$689,115	$824,536

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Marketplace	$212,235	$187,219
Wholesale	7,747	16,125
Product	5,176	12,452
Total revenue	225,158	215,796
Cost of revenue (1)
Marketplace	14,248	14,385
Wholesale	6,170	14,224
Product	5,033	12,226
Total cost of revenue	25,451	40,835
Gross profit	199,707	174,961
Operating expenses
Sales and marketing	86,716	82,274
Product, technology, and development	36,250	35,545
General and administrative	26,780	28,066
Depreciation and amortization	4,206	2,792
Total operating expenses	153,952	148,677
Income from operations	45,755	26,284
Other income, net
Interest income	3,098	3,906
Other expense, net	(302)	(505)
Total other income, net	2,796	3,401
Income before income taxes	48,551	29,685
Provision for income taxes	9,506	8,384
Net income	39,045	21,301
Net income per share attributable to common stockholders: (Note 10)
Basic	$0.38	$0.20
Diluted	$0.37	$0.20
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders:
Basic	103,094,690	107,174,812
Diluted	105,068,046	108,632,159

(1)
Includes depreciation and amortization expense for the three months ended March 31, 2025 and 2024 of $2,348 and $4,689, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$39,045	$21,301
Other comprehensive income:
Foreign currency translation adjustment	1,238	(599)
Comprehensive income	$40,283	$20,702

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050

Balance as of December 31, 2023	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$39,045	$21,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,554	7,481
Currency (gain) loss on foreign denominated transactions	(165)	384
Deferred taxes	(3,389)	(9,052)
Provision for doubtful accounts	424	290
Stock-based compensation expense	12,900	15,822
Amortization of deferred financing costs	129	129
Amortization of deferred contract costs	3,810	3,258
Changes in operating assets and liabilities:
Accounts receivable	3,070	(4,182)
Inventory	(353)	(319)
Prepaid expenses, prepaid income taxes, and other assets	6,801	5,974
Deferred contract costs	(4,744)	(3,326)
Accounts payable	4,075	707
Accrued expenses, accrued income taxes, and other liabilities	(5,592)	681
Deferred revenue	731	120
Lease obligations	4,583	12,696
Net cash provided by operating activities	67,879	51,964
Investing Activities
Purchases of property and equipment	(2,240)	(28,665)
Capitalization of website development costs	(5,391)	(5,465)
Purchases of short-term investments	—	(494)
Sale of short-term investments	—	21,218
Advance payments to customers, net of collections	—	259
Net cash used in investing activities	(7,631)	(13,147)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	394	11
Payment of withholding taxes on net share settlements of restricted stock units	(8,985)	(5,115)
Repurchases of common stock	(182,828)	(77,442)
Payment of finance lease obligations	(20)	(18)
Change in gross advance payments received from third-party transaction processor	(38)	(474)
Net cash used in financing activities	(191,477)	(83,038)
Impact of foreign currency on cash, cash equivalents, and restricted cash	710	(577)
Net decrease in cash, cash equivalents, and restricted cash	(130,519)	(44,798)
Cash, cash equivalents, and restricted cash at beginning of period	306,229	293,926
Cash, cash equivalents, and restricted cash at end of period	$175,710	$249,128
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$700	$1,132
Cash paid for operating lease liabilities	$2,558	$4,788
Cash paid for interest	$34	$143
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$778	$16,329
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$1,638	$1,827
Unpaid withholding taxes on net share settlement of restricted stock units	$125	$119
Unpaid repurchases of common stock	$1,451	$3,658
Unpaid excise tax on repurchases of common stock	$2,268	$2,239
Obtaining a right-of-use asset in exchange for an operating lease liability	$217	$(3,536)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”) is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with both digital retail solutions and the CarOffer, LLC (“CarOffer”) online wholesale platform. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

The Company operates principally in the U.S., where it also operates the Autolist online marketplace and the CarOffer online wholesale platform as independent brands. The Company also operates online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K. it also operates the PistonHeads online marketplace as an independent brand.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 12 of the Unaudited Condensed Consolidated Financial Statements (as defined in Note 2 of the Unaudited Condensed Consolidated Financial Statements) for further segment reporting and geographic information.

The Company is subject to a number of risks and uncertainties common to companies in its and similar industries and stages of development including but not limited to rapid technological changes, competition from substitute products and services from larger companies, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

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

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025 (the “Annual Report”).

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

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in the Company’s revenue recognition, the impairment and useful lives of long-lived assets, the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements, and the valuation and recoverability of intangible assets and goodwill. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity.

Due to the partial impairment of the CarOffer reporting unit goodwill and other long-lived assets during the year ended December 31, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect its operations.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, trade accounts receivable, and other receivables.

The Company maintains its cash and cash equivalents, principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers.

The Company had no material losses related to marketplace receivables as the losses were dispersed across a large number of customers. The Company had no material losses related to wholesale and product receivables as the third-party transaction processor does not release the title to the vehicle until successfully collecting funds from the buying dealer. Titling is handled by the Company’s third-party transaction processor and titles are held in escrow until it collects funds from the buying dealer (i.e., title is legally transferred from the selling party to the buying party upon signing of bill of sale, but title is held in escrow by the third-party transaction processor until payment is received). Due to these factors, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s accounts receivable and other receivables.

As of March 31, 2025, a payment processor for several hundred dealer accounts represented 10.6% of net accounts receivable and other receivables. The related accounts receivable balance included unbilled and billed receivables that are not past due. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor, as well as a decrease in the total accounts receivable, net balance as of March 31, 2025. The remainder of the accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to accounts receivable. As of December 31, 2024, there was no concentration in excess of 10% of net accounts receivable and other receivables.

For the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of total revenue.

As of March 31, 2025 and December 31, 2024, $13,663 and $13,213, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2025, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2025, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

In November 2024 the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to provide more detailed expense information and requires additional disaggregated disclosures in the notes to the financial statements for categories of expenses that are included on the face of the income statement. ASU 2024-03 is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied either prospectively to financial statements issued for periods after the effective date of ASU 2024-03 or retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its future consolidated financial statements and related disclosures.

3. Revenue Recognition

For the three months ended March 31, 2025 and 2024, revenue from contracts with customers by services and products was as follows:

	Three Months Ended March 31,
	2025	2024
Marketplace	$212,235	$187,219
Dealer-to-Dealer	8,165	18,499
Sell My Car - Instant Max Cash Offer	4,758	10,078
Total	$225,158	$215,796

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Sell My Car - Instant Max Cash Offer (“IMCO”) services and products, as disclosed above.

Revenue by income statement presentation is disaggregated by (i) marketplace, (ii) wholesale, and (iii) product revenue sources, as disclosed in the Unaudited Condensed Consolidated Income Statements. Marketplace services are included within marketplace revenue in the Unaudited Condensed Consolidated Income Statements. Dealer-to-Dealer and IMCO services and products are included within both wholesale revenue and product revenue in the Unaudited Condensed Consolidated Income Statements.

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments, as disclosed in Note 12 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2025, was approximately $67.8 million, which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2025. For performance obligations not satisfied as of March 31, 2025, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,661 and $21,322, respectively.

4. Fair Value of Financial Instruments

As of March 31, 2025 and December 31, 2024, assets measured at fair value on a recurring basis consisted of the following:

	As of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$97,520	$—	$—	$97,520
Total	$97,520	$—	$—	$97,520

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$165,074	$—	$—	$165,074
Total	$165,074	$—	$—	$165,074

5. Property and Equipment, Net

As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Capitalized equipment	$7,837	$7,880
Capitalized internal-use software	21,733	20,060
Capitalized website development	63,578	56,877
Furniture and fixtures	10,306	13,960
Leasehold improvements	85,891	95,691
Finance lease right-of-use assets	122	155
	189,467	194,623
Less accumulated depreciation and amortization	(57,084)	(64,613)
Total	$132,383	$130,010

During the three months ended March 31, 2025, capitalized website development costs increased $6,701 due to continued net investment in the Company's product offerings.

During the three months ended March 31, 2025, furniture and fixtures, and leasehold improvements decreased $3,654 and $9,800, respectively, due to disposals of fully depreciated assets within the U.S. Marketplace segment related to the expiration of the lease of office space at 55 Cambridge Parkway.

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, and disposals, was $6,049 and $5,599, respectively.

6. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of March 31, 2025 and December 31, 2024, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Accrued bonus	$6,390	$17,377
Accrued commissions	4,985	4,818
Other accrued expenses, accrued income taxes, and other current liabilities	20,865	13,780
Total	$32,240	$35,975

The decrease of $10,987 in accrued bonus was due to the payout of the second portion of the fiscal year 2024 bonuses in the first quarter of 2025, offset in part by the accrual for the fiscal year 2025 bonuses.

7. Debt

As of March 31, 2025 and December 31, 2024, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time (the “Credit Agreement”). The Credit Agreement consists of a revolving credit facility (the “2022 Revolver”), which allows the Company to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility (the “2022 Revolver Sub-facility”). The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027.

The applicable interest rate is, at the Company’s option, based on a number of different benchmark rates and applicable spreads, based on the ratio of the outstanding principal amount of the Company’s secured indebtedness to the trailing four quarters of consolidated EBITDA (as determined under the Credit Agreement, the “Consolidated Secured Net Leverage Ratio”). The Credit Agreement also requires the Company to pay a commitment fee to the lenders with respect of the unutilized revolving commitments at a rate ranging from 0.125% to 0.175% per annum based on the Consolidated Secured Net Leverage Ratio, as determined on a quarterly basis.

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, there were no borrowings and $9,907 in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,093.

As of March 31, 2025 and December 31, 2024, deferred financing costs were $1,283 and $1,412, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, amortization expense associated with deferred financing costs was immaterial.

For the three months ended March 31, 2025 and 2024, commitment fees under the 2022 Revolver were immaterial.

8. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2025, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of March 31, 2025, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

Letters of Credit

As of March 31, 2025 and December 31, 2024, $9,907 in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

Restricted Cash

As of March 31, 2025 and December 31, 2024, restricted cash was $2,848 and $2,036, respectively, and related to pass-through payments from dealers related to the Company’s Digital Wholesale business. As of both March 31, 2025 and December 31, 2024, all restricted cash was classified as a current asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

Tax Contingencies

The Company is subject to taxation in the U.S. and certain other jurisdictions in which it operates, which could include sales and use tax, value added tax, excise tax, gross receipts tax, and property tax. State, local, and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes. These rules and regulations are complex and subject to varying interpretations that may change over time due to new court interpretations and newly enacted rules and regulations. As a result, the Company could face the possibility of tax assessments and audits, and its liability for these taxes and associated penalties could exceed its original estimates, which could be material.

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

9. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended March 31, 2025 and 2024, stock-based compensation expense by award type was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	$71	$591
Restricted stock units	12,829	15,231
Total	$12,900	$15,822

For the three months ended March 31, 2025 and 2024, stock-based compensation expense by where the stock-based compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements was as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$60	$231
Sales and marketing expense	2,833	2,874
Product, technology, and development expense	5,565	5,977
General and administrative expense	4,442	6,740
Total	$12,900	$15,822

For the three months ended March 31, 2025 and 2024, stock-based compensation expense excluded $1,638 and $1,827, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

Common Stock Share Repurchases

On November 7, 2024, the Company announced that the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by the Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. The Company has funded share repurchases and expects to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

On November 7, 2023, the Company announced that the Board of Directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company could, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of Class A common stock under the 2024 Share Repurchase Program were retired. The Company funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations.

During the three months ended March 31, 2025, the Company repurchased and retired 5,919,435 shares of its Class A common stock for $184,199, exclusive of commissions and excise tax, at an average cost of $31.12 per share, under the 2025 Share Repurchase Program. As of March 31, 2025, the Company had remaining authorization to purchase up to $15,801 of its Class A common stock under the 2025 Share Repurchase Program.

During the three months ended March 31, 2024, the Company repurchased and retired 3,538,194 shares of its Class A common stock for $81,067, exclusive of commissions and excise tax, at an average cost of $22.91 per share, under the 2024 Share Repurchase Program. As of December 31, 2024, the 2024 Share Repurchase Program expired.

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

During the three months ended March 31, 2025, 770,495 shares of Class B common stock were converted into Class A common stock. During the year ended December 31, 2024, 1,012,428 shares of Class B common stock were converted into Class A common stock. During the three months ended March 31, 2024, no shares of Class B common stock were converted into Class A common stock.

Basic net income per share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three months ended March 31, 2025 and 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$39,045	$21,301
Denominator:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	103,094,690	107,174,812
Dilutive effect of share equivalents resulting from stock options	20,619	215,891
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,952,737	1,241,456
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	105,068,046	108,632,159
Net income per share attributable to common stockholders:
Basic	$0.38	$0.20
Diluted	$0.37	$0.20

For the three months ended March 31, 2025 and 2024, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	360,751	537,981
Restricted stock units outstanding	58,326	1,178,036

11. Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recognized an income tax provision of $9,506 and $8,384, respectively, representing an effective tax rate of 19.6% and 28.2%, respectively.

The effective tax rate for the three months ended March 31, 2025, was less than the statutory tax rate of 21%, principally due to federal and state research and development tax credits and discrete stock compensation windfalls, partially offset by state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits. The effective tax rate for the three months ended March 31, 2024, was greater than the statutory tax rate of 21% principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research development tax credits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various foreign jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2021 and forward generally remain open for examination for federal and state tax purposes. Tax years 2020 and forward generally remain open for examination for foreign tax purposes.

12. Segment and Geographic Information

The Company has two reportable segments, U.S. Marketplace and Digital Wholesale. Segment information is presented in the same manner as the Company’s chief operating decision maker (“CODM”), Jason Trevisan, Chief Executive Officer, reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews segment revenue and segment income (loss) from operations as a proxy for the performance of the Company’s operations. The CODM uses segment income (loss) from operations in the annual budgeting and monthly forecasting process. The CODM considers segment income (loss) from operations in analyses of the actual amounts against budgeted and forecasted values to evaluate the performance of each segment and to make decisions for the allocation of capital and other resources to each segment.

The U.S. Marketplace segment derives revenue from marketplace services from customers within the U.S. The Digital Wholesale segment derives revenue from Dealer-to-Dealer and IMCO services and products which are sold on the CarOffer platform. The Company also has two operating segments which are individually immaterial and, therefore, aggregated into the Other category to reconcile reportable segments to the Unaudited Condensed Consolidated Income Statements. The Other category derives revenue from marketplace services from customers outside of the U.S.

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations.

The Company’s significant segment expenses consist of cost of revenue and sales and marketing expense. The Company’s other segment items consist of product, technology, and development expense and general and administrative expense. The Company has disclosed depreciation and amortization expense separately from other segment items to meet disclosure requirements.

Asset information by reportable segment is not provided to the CODM as asset information is assessed and reviewed on a consolidated basis.

For the three months ended March 31, 2025 and 2024, segment revenue, significant segment expenses, segment depreciation and amortization, segment income (loss) from operations, and the reconciliation from segment income (loss) from operations to total income before income taxes were as follows:

	Three Months Ended March 31,
	2025
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$195,228	$12,923	$208,151
Total segment revenue	$195,228	$12,923	$208,151

Reconciliation of Revenue
Other revenue			17,007
Total revenue			$225,158

Less:
Cost of revenue(1)	12,880	11,203	24,083
Sales and marketing	72,230	3,329	75,559
Depreciation and amortization	3,649	483	4,132
Other segment items	56,688	3,687	60,375
Total segment expenses	145,447	18,702	164,149
Total segment income (loss) from operations	49,781	(5,779)	44,002

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			1,753
Total income from operations			45,755

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			2,796
Total income before income taxes			$48,551
(1)
For the three months ended March 31, 2025, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $1,686 and $425, respectively.

	Three Months Ended March 31,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$172,988	$28,577	$201,565
Total segment revenue	$172,988	$28,577	$201,565

Reconciliation of Revenue
Other revenue			14,231
Total revenue			$215,796

Less:
Cost of revenue(1)	13,437	26,450	39,887
Sales and marketing	67,008	5,885	72,893
Depreciation and amortization	1,628	1,087	2,715
Other segment items	56,698	5,495	62,193
Total segment expenses	138,771	38,917	177,688
Total segment income (loss) from operations	34,217	(10,340)	23,877

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			2,407
Total income from operations			26,284

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			3,401
Total income before income taxes			$29,685
(1)
For the three months ended March 31, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $1,369 and $3,194, respectively.

As of March 31, 2025 and December 31, 2024, segment assets were as follows:

	As of March 31, 2025	As of December 31, 2024
Segment Assets:
U.S. Marketplace	$534,192	$674,138
Digital Wholesale	106,438	108,890
Other	48,485	41,508
Total	$689,115	$824,536

For the three months ended March 31, 2025 and 2024, revenue by geographical region were as follows:

	Three Months Ended March 31,
	2025	2024
Revenue by Geographic Region:
U.S.	$208,151	$201,565
International	17,007	14,231
Total	$225,158	$215,796

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

This section of this Quarterly Report discusses 2025 and 2024 items and period-to-period comparisons between 2025 and 2024. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

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

We operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

CarOffer is a subsidiary of CarGurus and operates as an independent brand.

Autolist and PistonHeads operate as independent brands.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. and we have two reportable segments, U.S. Marketplace and Digital Wholesale. See Note 12 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further segment reporting and geographic information.

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages and Real-time Performance Marketing, or RPM, our digital advertising suite, Digital Retail, and Sell My Car - Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Sell My Car - Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended March 31, 2025, we generated revenue of $225.2 million, a 4% increase from $215.8 million of revenue for the three months ended March 31, 2024.

For the three months ended March 31, 2025, we generated net income of $39.0 million and Adjusted EBITDA, a non-GAAP measure, of $66.3 million, compared to net income of $21.3 million and Adjusted EBITDA of $50.4 million for the three months ended March 31, 2024.

See below for more information regarding our use and reconciliation of Adjusted EBITDA.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics, as applicable, for the U.S. and International geographic regions. The International region derives revenue from marketplace revenue from customers outside of the U.S. International markets perform differently from the U.S. market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition, and other dynamics unique to each country.

Historically, we have used data from Google Universal Analytics, or Google Analytics, to measure two of our key business metrics: monthly unique users and monthly sessions. Effective July 1, 2024, Google Analytics 4, or GA4, replaced Google Analytics. The methodologies used in GA4 are different and not comparable to the methodologies used in Google Analytics. As discussed below, we also make certain adjustments to the GA4 data in order to improve the accuracy of the reported monthly unique users and monthly sessions. Due to the change in methodology, we are unable to provide comparable monthly unique user and monthly session information for prior periods, including any periods prior to June 30, 2024.

Monthly Unique Users

For each of our websites (excluding the CarOffer website), we define a monthly unique user as an individual who has visited any such website and taken a Visitor Action (as defined below) within a calendar month, based on data as measured by GA4. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a defined period, divided by the number of months in that period. Effective July 1, 2024, we count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites or application during a calendar month and takes an action on such website or in such application, such as performing a search, visiting vehicle detail pages, and connecting with a dealer, which we refer to as a Visitor Action. If an individual accesses a website or application using a different device within a given month, the first Visitor Action taken by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our website or application and takes a Visitor Action within a calendar month, each such Visitor Action is counted as a separate unique user. We eliminate any duplicate unique users that may arise when users visit a webview within our native application. We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our marketplace revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our marketplace audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended March 31,
Average Monthly Unique Users	2025	2024(1)
	(in thousands)
U.S.	35,012	N/A
International	10,630	N/A
Total	45,642	N/A

(1) As a result of the change from Google Analytics to GA4, we are unable to provide comparable monthly unique user information for this period.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites (excluding the CarOffer website) that include a Visitor Action that take place each month within a given time frame, as measured and defined by GA4. We calculate average monthly sessions as the sum of the monthly sessions in a defined period, divided by the number of months in that period. Effective July 1, 2024, a session is defined as beginning with the first Visitor Action from a computer or mobile device and ending at the earliest of when a user closes their browser window or after 30 minutes of inactivity. We eliminate any duplicate monthly sessions that may arise when users visit a webview within our native application. We believe that measuring the volume of sessions in a time period, when considered in conjunction with the number of unique users in that time period, is an important indicator to us of consumer satisfaction and engagement with our marketplace, and we believe it provides useful information to our investors because the more satisfied and engaged consumers we have, the more valuable our service is to dealers.

	Three Months Ended March 31,
Average Monthly Sessions	2025	2024(1)
	(in thousands)
U.S.	85,716	N/A
International	22,225	N/A
Total	107,941	N/A

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

	As of March 31,
Number of Paying Dealers	2025	2024

U.S.	25,153	24,419
International	7,219	6,756
Total	32,372	31,175

Transactions

We define Transactions within the Digital Wholesale segment as the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the defined period. Transactions consists of each unique vehicle (based on vehicle identification number) that reaches “sold and invoiced” status on the CarOffer website within the defined period, including vehicles sold to car dealers, vehicles sold at third-party auctions, vehicles ultimately sold to a different buyer, and vehicles that are returned to their owners without completion of a sale transaction. We exclude vehicles processed within CarOffer’s intra-group trading solution (Group Trade) from the definition of Transactions, and we only count any unique vehicle once even if it reaches sold status multiple times. The Digital Wholesale segment includes Dealer-to-Dealer transactions and IMCO transactions. We view Transactions as a key business metric, and we believe it provides useful information to investors, because it provides insight into growth and revenue for the Digital Wholesale segment. Transactions drive a significant portion of Digital Wholesale segment revenue. We believe growth in Transactions demonstrates consumer and dealer utilization and our market share penetration in the Digital Wholesale segment.

	Three Months Ended March 31,
Transactions	2025	2024
Transactions	5,209	10,302

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

	Three Months Ended March 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2025	2024
U.S.	$7,369	$6,702
International	$2,073	$1,882
Consolidated	$6,173	$5,664

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, transaction-related expenses, other income, net, and provision for income taxes.

We use Adjusted EBITDA within this Quarterly Report because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making.

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
•
Adjusted EBITDA excludes transaction-related expenses incurred by us during a reporting period, which are inclusive of certain transaction and integration costs associated with our 2023 acquisition of the remaining minority equity interests in CarOffer and which may not be reflective of our operational performance during such period, for acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;
•
Adjusted EBITDA excludes other income, net, which consists primarily of interest income earned on our cash, cash equivalents, and foreign exchange gains and losses;
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

For the three months ended March 31, 2025 and 2024, the following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$39,045	$21,301
Depreciation and amortization	6,554	7,481
Stock-based compensation expense	12,900	15,822
Transaction-related expenses	1,087	811
Other income, net	(2,796)	(3,401)
Provision for income taxes	9,506	8,384
Adjusted EBITDA	$66,296	$50,398

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages, RPM, our digital advertising suite, Digital Retail, and Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto‑related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

Marketplace Revenue

We offer multiple types of marketplace Listings packages to our dealers for our CarGurus U.S. platform (availability varies on our other marketplaces): Restricted Listings, which is free; and various levels of Listings packages, which each require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

Our subscriptions for customers generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on the platform access to our Dealer Dashboard, which includes a performance summary, Dealer Insights tool, and user review management platform. Only dealers subscribing to a paid Listings package have access to the Pricing Tool, Market Analysis tool, and Instant Market Value Scan tool.

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

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Digital Retail, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page. Digital Retail is comprised of (i) the Digital Deal Platform, which gives dealers higher quality leads through upfront consumer-provided information; (ii) Geo Expansion, which expands the visibility of a dealer’s inventory in the search results beyond its local market; and (iii) Hard Pull Financing, which provides loan information.

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Top Dealer Offers, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other auto-related brand advertisers sold on a cost-per-thousand impressions basis. An impression is an advertisement loaded on a web page. We also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

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

Product Revenue

The CarOffer Matrix enables consumers who are selling vehicles to be instantly presented with an offer. Product revenue includes the aggregate proceeds received from the sale of vehicles through IMCO transactions, including vehicle sale price and transaction fees collected from the buying dealers. Product revenue also includes proceeds received from the sale of vehicles acquired through arbitration, including vehicle sale price and transaction fees collected from buying dealers. Arbitration is the process by which we investigate and resolve claims from buying dealers. We control the vehicle in these transactions and, therefore, act as the principal.

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

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

Product, Technology, and Development

Product, technology, and development expense consists primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expense to fluctuate from quarter to quarter as we invest in additional engineering resources to develop innovative new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expense consists primarily of personnel and related expenses for our executive, finance, legal, people and talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expense is expensed as incurred. We expect general and administrative expense to increase as we continue to scale our business.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, as well as foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate.

Results of Operations

For the three months ended March 31, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Revenue:
Marketplace	$212,235	$187,219
Wholesale	7,747	16,125
Product	5,176	12,452
Total revenue	225,158	215,796
Cost of revenue:
Marketplace	14,248	14,385
Wholesale	6,170	14,224
Product	5,033	12,226
Total cost of revenue	25,451	40,835
Gross profit	199,707	174,961
Operating expenses:
Sales and marketing	86,716	82,274
Product, technology, and development	36,250	35,545
General and administrative	26,780	28,066
Depreciation and amortization	4,206	2,792
Total operating expenses	153,952	148,677
Income from operations	45,755	26,284
Other income, net:
Interest income	3,098	3,906
Other expense, net	(302)	(505)
Total other income, net	2,796	3,401
Income before income taxes	48,551	29,685
Provision for income taxes	9,506	8,384
Net income	$39,045	$21,301

For the three months ended March 31, 2025 and 2024, our segment revenue and our segment income (loss) from operations were as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$195,228	$172,988
Digital Wholesale	12,923	28,577
Other	17,007	14,231
Total	$225,158	$215,796
Segment Income (Loss) from Operations:
U.S. Marketplace	$49,781	$34,217
Digital Wholesale	(5,779)	(10,340)
Other	1,753	2,407
Total	$45,755	$26,284

For the three months ended March 31, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2025	2024
Revenue:
Marketplace	94%	87%
Wholesale	3	7
Product	2	6
Total revenue	100	100
Cost of revenue:
Marketplace	6	7
Wholesale	3	7
Product	2	6
Total cost of revenue	11	19
Gross profit	89	81
Operating expenses:
Sales and marketing	39	38
Product, technology, and development	16	16
General and administrative	12	13
Depreciation and amortization	2	1
Total operating expenses	68	69
Income from operations	20	12
Other income, net:
Interest income	1	2
Other expense, net	(0)	(0)
Total other income, net	1	2
Income before income taxes	22	14
Provision for income taxes	4	4
Net income	17%	10%

For the three months ended March 31, 2025 and 2024, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2025	2024
Segment Revenue:
U.S. Marketplace	87%	80%
Digital Wholesale	6	13
Other	8	7
Total	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	25%	20%
Digital Wholesale	(45)	(36)
Other	10	17
Total	20%	12%

For the three months ended March 31, 2025 and 2024

Revenue

Revenue by Source

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$212,235	$187,219	$25,016	13%
Wholesale	7,747	16,125	(8,378)	(52)
Product	5,176	12,452	(7,276)	(58)
Total	$225,158	$215,796	$9,362	4%
Percentage of total revenue:
Marketplace	94%	87%
Wholesale	3	7
Product	2	6
Total	100%	100%

Overall revenue increased $9.4 million, or 4%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Marketplace revenue increased $25.0 million, or 13%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 94% of total revenue for the three months ended March 31, 2025, compared to 87% of total revenue for the three months ended March 31, 2024. The increase was due primarily to an increase in Listings revenue, inclusive of certain add-on products, as a result of growth in QARSD, which was driven by signing on new dealers at market rates and revenue expansion through subscription tier upgrades or product adoption. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $8.4 million, or 52%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 3% of total revenue for the three months ended March 31, 2025, compared to 7% of total revenue for the three months ended March 31, 2024. The decrease was due primarily to a 49% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 5,209 for the three months ended March 31, 2025, compared to 10,302 for the three months ended March 31, 2024.

Product revenue decreased $7.3 million, or 58%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 2% of total revenue for the three months ended March 31, 2025, compared to 6% of total revenue for the three months ended March 31, 2024. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions and proceeds received from the sale of vehicles acquired through arbitration, as a result of lower Transaction volume.

Segment Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$195,228	$172,988	$22,240	13%
Digital Wholesale	12,923	28,577	(15,654)	(55)
Other	17,007	14,231	2,776	20
Total	$225,158	$215,796	$9,362	4%
Percentage of total revenue:
U.S. Marketplace	87%	80%
Digital Wholesale	6	13
Other	8	7
Total	100%	100%

U.S. Marketplace segment revenue increased $22.2 million, or 13%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 87% of total revenue for the three months ended March 31, 2025, compared to 80% of total revenue for the three months ended March 31, 2024. The increase was due primarily to a $25.0 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $15.7 million, or 55%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 6% of total revenue for the three months ended March 31, 2025, compared to 13% of total revenue for the three months ended March 31, 2024. The decrease in Digital Wholesale segment revenue was due to a $8.4 million decrease in wholesale revenue and a $7.3 million decrease in product revenue, as described above.

Cost of Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$14,248	$14,385	$(137)	(1)%
Wholesale	6,170	14,224	(8,054)	(57)
Product	5,033	12,226	(7,193)	(59)
Total	$25,451	$40,835	$(15,384)	(38)%
Percentage of total revenue:
Marketplace	6%	7%
Wholesale	3	7
Product	2	6
Total	11%	19%

Overall cost of revenue decreased $15.4 million, or 38%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Marketplace cost of revenue remained relatively flat in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 6% of total revenue for the three months ended March 31, 2025, compared to 7% of total revenue for the three months ended March 31, 2024.

Wholesale cost of revenue decreased $8.1 million, or 57%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 3% of total revenue for the three months ended March 31, 2025, compared to 7% of total revenue for the three months ended March 31, 2024. The decrease was due primarily to a $4.4 million decrease in transportation expense, inspection expense, and data fees as a result of lower Transaction volume. The decrease was also due in part to a $1.1 million decrease in amortization related to the end of the CG Buy Online pilot during the third quarter of 2024 and a $0.9 million decrease in amortization related to the CarOffer acquired developed technology intangible asset as it became fully amortized during the first quarter of 2024.

Product cost of revenue decreased $7.2 million, or 59%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 2% of total revenue for the three months ended March 31, 2025, compared to 6% of total revenue for the three months ended March 31, 2024. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions and related to vehicles sold to dealers acquired through arbitration, as a result of lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$86,716	$82,274	$4,442	5%
Percentage of total revenue	39%	38%

Sales and marketing expense increased $4.4 million, or 5%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due primarily to a $3.9 million increase in advertising and marketing expense for our brand awareness campaigns as well as for our performance marketing vendors. The increase in sales and marketing expense was also due in part to a $0.6 million increase in commissions expense due to an increase in marketplace revenue, offset in part by an increase in capitalized commissions.

Product, Technology, and Development Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$36,250	$35,545	$705	2%
Percentage of total revenue	16%	16%

Product, technology, and development expense increased $0.7 million, or 2%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due primarily to a $1.1 million increase in salaries and employee-related expense due primarily to higher compensation for newly hired employees, increased respective payroll tax expense, and bonus attainment. The increase was offset in part by a $0.8 million decrease in rent and facilities expense due to the expiration of the leases of office space at 2 Canal Park and at 55 Cambridge Parkway.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$26,780	$28,066	$(1,286)	(5)%
Percentage of total revenue	12%	13%

General and administrative expense decreased $1.3 million, or 5%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was due primarily to a $2.3 million decrease in stock-based compensation, due primarily to completed vesting of existing awards and forfeitures from employee departures, partially offset by new grants. The decrease was offset in part by a $1.0 million increase in indirect tax expense.

Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,206	$2,792	$1,414	51%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $1.4 million, or 51%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due primarily to a $1.9 million increase in depreciation due primarily to assets placed in service related to the 1001 Boylston Street lease, offset in part by assets related to the expiration of the lease of office space at 55 Cambridge Parkway becoming fully depreciated during the three months ended March 31, 2025, as well as the CarOffer customer relationships intangible asset in the Digital Wholesale segment becoming fully amortized during the three months ended March 31, 2024.

Other Income, net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$3,098	$3,906	$(808)	(21)%
Other expense, net	(302)	(505)	203	40
Total other income, net	$2,796	$3,401	$(605)	(18)%

Percentage of total revenue:
Interest income	1%	2%
Other expense, net	(0)	(0)
Total other income, net	1%	2%

Total other income, net decreased $0.6 million, or 18%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The $0.8 million decrease in interest income was due primarily to the sale of interest-bearing short-term investments during the three months ended March 31, 2024.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$9,506	$8,384	$1,122	13%
Percentage of total revenue	4%	4%

Provision for income taxes increased $1.1 million, or 13%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was due primarily to increased profitability. The increase in the provision for income taxes was offset in part by an aggregated $1.0 million tax benefit related to windfalls on the taxable compensation of stock-based awards, net of the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2025, compared to a $0.4 million tax expense related to shortfalls on the taxable compensation of stock-based awards and the Section 162(m) excess officer compensation limitation recorded during the three months ended March 31, 2024.

Segment Income (Loss) from Operations

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$49,781	$34,217	$15,564	45%
Digital Wholesale	(5,779)	(10,340)	4,561	44
Other	1,753	2,407	(654)	(27)
Total	$45,755	$26,284	$19,471	74%
Percentage of segment revenue:
U.S. Marketplace	25%	20%
Digital Wholesale	(45)	(36)
Other	10	17
Total	20%	12%

U.S. Marketplace segment income from operations increased $15.6 million, or 45%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented 25% of U.S. Marketplace segment revenue for the three months ended March 31, 2025, compared to 20% of U.S. Marketplace segment revenue for the three months ended March 31, 2024. The increase was due to an increase in revenue of $22.2 million, a decrease in cost of revenue of $0.6 million, and an increase in operating expenses of $7.2 million.

Digital Wholesale segment loss from operations decreased $4.6 million, or 44%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and represented (45)% of Digital Wholesale segment revenue for the three months ended March 31, 2025, compared to (36)% of Digital Wholesale segment revenue for the three months ended March 31, 2024. The decrease was due primarily to a decrease in revenue of $15.7 million, a decrease in cost of revenue of $15.3 million, and a decrease in operating expenses of $5.0 million.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of March 31, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $172.9 and $304.2 million, respectively. As of March 31, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.1 million.

Sources and Uses of Cash

During the three months ended March 31, 2025 and 2024, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$67,879	$51,964
Net cash used in investing activities	(7,631)	(13,147)
Net cash used in financing activities	(191,477)	(83,038)
Impact of foreign currency on cash	710	(577)
Net decrease in cash, cash equivalents, and restricted cash	$(130,519)	$(44,798)

Our operations have been financed primarily from operating activities. During the three months ended March 31, 2025 and 2024, we generated cash from operating activities of $67.9 million and $52.0 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of March 31, 2025 and December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; payments received in advance from a third-party transaction processor; activity under the 2025 Share Repurchase Program (as defined below); and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report and in the “Risk Factors” section in Part II, Item 1A in this Quarterly Report.

On November 7, 2024, we announced that our Board of Directors authorized a share repurchase program, or the 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended March 31, 2025, we repurchased and retired 5,919,435 shares of our Class A common stock for $184.2 million, exclusive of commissions and excise tax, at an average cost of $31.12 per share under the 2025 Share Repurchase Program. As of March 31, 2025, we had remaining authorization to purchase up to $15.8 million of our Class A common stock under the 2025 Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program were retired. We funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended March 31, 2024, we repurchased and retired 3,538,194 shares of our Class A common stock for $81.1 million, exclusive of commissions and excise tax, at an average cost of $22.91 per share under the 2024 Share Repurchase Program.

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

Operating Activities

Net cash provided by operating activities of $67.9 million during the three months ended March 31, 2025, was due primarily to net income of $39.0 million, adjusted for $12.9 million of stock-based compensation expense for equity classified awards to employees, $6.6 million of depreciation and amortization expense, and $3.8 million of amortization of deferred contract costs. Net cash provided by operating activities was also attributable to a $4.6 million increase in lease obligations, primarily due to interest accretion, right-of-use asset amortization, and tenant improvement allowance reimbursement, offset in part by rent payments. Net cash provided by operating activities was also due in part to a $4.1 million increase in accounts payable due to increased marketing spend as a result of seasonality, as well as the timing of payments. Net cash provided by operating activities was offset in part by a $5.6 million decrease in accrued expenses, accrued income taxes, and other current liabilities due primarily to a decrease in accrued bonuses, following the payout of the fiscal year 2024 bonuses during the quarter, and a $4.7 million increase in deferred contract costs, primarily due to commission capitalization.

Net cash provided by operating activities of $52.0 million during the three months ended March 31, 2024, was due primarily to net income of $21.3 million, adjusted for $15.8 million of stock-based compensation expense, $7.5 million of depreciation and amortization, and $3.3 million of amortization of deferred contract costs, partially offset by $9.1 million of deferred taxes. Net cash provided by operating activities was also attributable to a $12.7 million increase due to changes in our lease obligations, a $6.0 million decrease in prepaid expenses, prepaid income taxes, and other assets, a $0.7 million increase in accounts payable, and a $0.7 million increase in accrued expenses, accrued income taxes, and other liabilities. The increases in cash flow from operations were partially offset by a $4.2 million increase in accounts receivable and a $3.3 million increase in deferred contract costs.

Investing Activities

Net cash used in investing activities of $7.6 million during the three months ended March 31, 2025, was due to $5.4 million in capitalization of website development costs related to continued investments on our product offerings and $2.2 million in purchases of property and equipment related to internal-use software, as well as our headquarters at 1001 Boylston Street.

Net cash used in investing activities of $13.1 million during the three months ended March 31, 2024, was due primarily to $28.7 million of purchases of property and equipment and $5.5 million of capitalization of website development costs, offset in part by $20.7 million of sales of short-term investments, net of purchases.

Financing Activities

Net cash used in financing activities of $191.5 million during the three months ended March 31, 2025, was due primarily to $182.8 million in repurchases of our Class A common stock under the 2025 Share Repurchase Program and $9.0 million in payment of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $83.0 million during the three months ended March 31, 2024, was due primarily to $77.4 million in repurchases of our Class A common stock under the 2024 Share Repurchase Program, $5.1 million of payment of withholding taxes on net share settlements of restricted stock units, and $0.5 million of changes in gross advance payments received from third-party transaction processor.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

Seasonality

Across the retail automotive industry, consumer purchasing activity is typically greatest in the first three quarters of each year, due in part to the introduction of new vehicle models from manufacturers and the seasonal nature of consumer spending. Additionally, the volume of wholesale vehicle sales can fluctuate from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

Macroeconomic conditions, such as slower growth or recession, changes in international trade policies, including tariffs, volatile economic conditions, higher interest rates, unemployment, inflation, consumer confidence in the economy, consumer debt levels, labor disruptions, work stoppages, or strikes, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, can also impact the volume of vehicle sales, as was evidenced by the global semiconductor chip shortage and other supply related shortages.

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

As a result, revenue and cost of revenue related to volume will fluctuate accordingly on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors such as changes in international trade policies, tariffs, higher interest rates, and other macroeconomic issues, more significantly impact the wholesale industry.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of sales allowance and variable consideration in our revenue recognition, the impairment and useful lives of long-lived assets, the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements, and the valuation and recoverability of intangible assets and goodwill. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

Due to the partial impairment of the CarOffer reporting unit goodwill and other long-lived assets during the year ended December 31, 2024, in which the CarOffer reporting unit was reduced to its fair value, there remains a risk for future impairment charges if projected future operating results further decline, including as a result of economic conditions or operational challenges, which could be material and negatively affect its operations.

For a detailed explanation of the judgments made in these areas, see Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements can be found in Note 2 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of March 31, 2025, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of March 31, 2025 and December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

As of March 31, 2025, we had cash and cash equivalents of $172.9 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2024, we had cash and cash equivalents of $304.2 million, which consisted of bank deposits, money market accounts, and mutual funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended March 31, 2025 and 2024, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of March 31, 2025 and 2024, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of March 31, 2025 and 2024, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business, operations, and financial conditions may be adversely affected by tariffs, trade restrictions, trade disputes, or other changes in trade policy or trade regulation.

Our business is affected by general business and economic conditions. The imposition of new or increased tariffs, trade restrictions, trade disputes, or other changes in trade policy or trade regulation by the U.S. or other countries could lead to an economic downturn that may impact our business. For example, purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the availability and cost of credit, reductions in business and consumer confidence, recessions, interest rates, inflation, stock market volatility, tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, or threats of such actions, and increased unemployment. Recent developments in international trade relations, including significant changes in U.S. trade policy and actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions, if maintained for a sufficient period of time, could result in increased costs to American consumers for automobiles and automobile components produced or assembled in those countries, which could decrease demand for automobiles and negatively impact our business. Additionally, tariffs on steel and aluminum, raw materials used significantly in automobile manufacturing, as well as the tariffs that may be imposed on automobile imports, if maintained for a sufficient period of time, could each have similar negative impacts on the prices of cars, consumer demand, and our business. Any significant change or deterioration in economic conditions could have a material adverse effect on our business, operations, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended March 31, 2025:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2025 through January 31, 2025	900	$34.96	900	$199,969
February 1, 2025 through February 28, 2025	1,019,978	$31.20	1,019,978	$168,146
March 1, 2025 through March 31, 2025	4,898,557	$31.10	4,898,557	$15,801
Total	5,919,435	$31.12	5,919,435	$15,801

(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
On November 7, 2024, we announced that our Board of Directors authorized the 2025 Share Repurchase Program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2025 Share Repurchase Program has an effective date of January 1, 2025, and an expiration date of December 31, 2025, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of our Class A common stock purchased as part of the 2025 Share Repurchase Program was inclusive of any shares purchased but not settled as of March 31, 2025.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended March 31, 2025, the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Ismail Elshareef, Chief Product Officer	March 3, 2025	Up to 28,292 shares to be sold(2)	February 13, 2026

Javier Zamora, General Counsel and Corporate Secretary	March 3, 2025	Up to 47,116 shares to be sold(3)	February 27, 2026

Dafna Sarnoff, Chief Marketing Officer	March 7, 2025	Up to 42,323 shares to be sold(4)	April 30, 2026

(1)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Elshareef’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of up to 9,273 shares directly held by Mr. Elshareef and the sale of up to 50% of the net shares that vest on certain applicable vesting dates, up to 19,019 shares.
(3)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Zamora’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of up to 12,265 shares directly held by Mr. Zamora.
(4)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Sarnoff’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed, furnished, or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.1#	Separation Agreement and General Release, dated February 23, 2025, by and between the Registrant and Elisa Palazzo.*					X
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

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CarGurus, Inc.

Date: May 8, 2025	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)