Form 10-Q
period 2025-06-30
CarGurus, Inc.
filed 2025-08-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 85,043,939 shares of Class A common stock, $0.001 par value per share, and 14,216,250 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
our evolution into a data- and intelligence-driven platform that supports dealers across their workflows and empowers consumers throughout their shopping journey;
•
our ability to successfully implement our plan to wind down CarOffer, LLC, or CarOffer, including the Dealer-to Dealer and Instant Max Cash Offer products, or the CarOffer Transactions Business, including delays or other problems arising from the activities concerning the intended wind down;
•
the expected costs and timing of our plan to wind down CarOffer, including the CarOffer Transactions Business;
•
our ability to achieve expected organizational efficiencies after the successful wind down of CarOffer, including the CarOffer Transactions Business;
•
disruptions in our operations and relationships with dealers, customers, vendors, contractors, and employees resulting from our plan to wind down CarOffer, including the CarOffer Transactions Business;
•
our ability to deliver quality leads at a high volume for our dealer customers and to provide the highest return on a dealer’s investment;
•
our expectations for CarGurus Sell My Car - Top Dealer Offers as well as our digital retail offerings and continued investments;
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
•
the impact of changes in tax law and related guidance and regulations that may be implemented, including on tax rates, our business, and our financial results;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$231,233	$304,193
Accounts receivable, net of allowance for doubtful accounts of $935 and $788, respectively	41,032	44,248
Inventory	963	338
Prepaid expenses, prepaid income taxes, and other current assets	19,081	27,868
Deferred contract costs	14,547	12,523
Restricted cash	2,116	2,036
Total current assets	308,972	391,206
Property and equipment, net	130,299	130,010
Intangible assets, net	4,303	11,767
Goodwill	28,370	46,167
Operating lease right-of-use assets	117,454	121,484
Deferred tax assets	120,002	106,672
Deferred contract costs, net of current portion	13,032	13,196
Other non-current assets	3,689	4,034
Total assets	$726,121	$824,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,738	$26,410
Accrued expenses, accrued income taxes, and other current liabilities	31,893	35,975
Deferred revenue	23,395	21,661
Operating lease liabilities	9,173	9,005
Total current liabilities	97,199	93,051
Operating lease liabilities	186,038	183,739
Deferred tax liabilities	26	26
Other non–current liabilities	7,381	6,031
Total liabilities	290,644	282,847
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 84,738,943 and 89,002,571 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	85	89
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,216,250 and 14,986,745 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	14	15
Additional paid-in capital	15,366	169,013
Retained earnings	418,642	375,119
Accumulated other comprehensive income (loss)	1,370	(2,547)
Total stockholders’ equity	435,477	541,689
Total liabilities and stockholders’ equity	$726,121	$824,536

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Marketplace	$221,998	$195,167	$434,233	$382,386
Wholesale	6,275	13,119	14,022	29,244
Product	5,760	10,406	10,936	22,858
Total revenue	234,033	218,692	459,191	434,488
Cost of revenue (1)
Marketplace	15,561	13,145	29,809	27,530
Wholesale (2)	8,347	12,633	14,517	26,857
Product	5,743	10,470	10,776	22,696
Total cost of revenue	29,651	36,248	55,102	77,083
Gross profit	204,382	182,444	404,089	357,405
Operating expenses
Sales and marketing	84,337	82,311	171,053	164,585
Product, technology, and development	34,370	36,580	70,620	72,125
General and administrative	27,062	27,429	53,842	55,495
Impairments	29,633	127,475	29,633	127,475
Depreciation and amortization	4,136	2,233	8,342	5,025
Total operating expenses	179,538	276,028	333,490	424,705
Income (loss) from operations	24,844	(93,584)	70,599	(67,300)
Other income, net
Interest income	2,134	2,440	5,232	6,346
Other income, net	430	721	128	216
Total other income, net	2,564	3,161	5,360	6,562
Income (loss) before income taxes	27,408	(90,423)	75,959	(60,738)
Provision for (benefit from) income taxes	5,065	(21,702)	14,571	(13,318)
Net income (loss)	$22,343	$(68,721)	$61,388	$(47,420)
Net income (loss) per share attributable to common stockholders: (Note 11)
Basic	$0.23	$(0.66)	$0.61	$(0.45)
Diluted	$0.22	$(0.66)	$0.60	$(0.45)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	98,889,893	103,827,661	100,980,676	105,501,236
Diluted	100,184,067	103,827,661	102,614,441	105,501,236
(1)
Includes depreciation and amortization expense for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024 of $2,546, $3,430, $4,894, and $8,119, respectively.
(2)
Includes impairment of other assets for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024 of $2,919, $180, $2,919, and $180, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$22,343	$(68,721)	$61,388	$(47,420)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,679	(203)	3,917	(802)
Comprehensive income (loss)	$25,022	$(68,924)	$65,305	$(48,222)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050
Net income	—	$—	—	$—	$—	$22,343	$—	$22,343
Stock–based compensation expense	—	—	—	—	14,883	—	—	14,883
Issuance of common stock upon exercise of stock options	1,500	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	630,591	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(216,786)	—	—	—	(6,343)	—	—	(6,343)
Repurchase of common stock	(11,004)	—	—	—	42	(187)	—	(145)
Foreign currency translation adjustment	—	—	—	—	—	—	2,679	2,679
Balance as of June 30, 2025	84,738,943	$85	14,216,250	$14	$15,366	$418,642	$1,370	$435,477

Balance as of December 31, 2023	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362
Net loss	—	$—	—	$—	$—	$(68,721)	$—	$(68,721)
Stock-based compensation expense	—	—	—	—	17,198	—	—	17,198
Issuance of common stock upon exercise of stock options	54,382	—	—	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	803,405	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(273,422)	—	—	—	(6,291)	—	—	(6,291)
Repurchase of common stock	(2,654,807)	(3)	—	—	(61,791)	—	—	(61,794)
Other(1)	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	(203)	(203)
Balance at June 30, 2024	87,005,403	$87	15,999,173	$16	$146,946	$306,727	$(1,703)	$452,073

(1)
As of June 30, 2024, the Company recognized an immaterial adjustment to goodwill and additional paid-in-capital associated with the acquisitions of its equity interests in CarOffer, LLC.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$61,388	$(47,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,236	13,144
Currency (gain) loss on foreign denominated transactions	(457)	507
Other non-cash income, net	—	(816)
Deferred taxes	(13,330)	(44,164)
Provision for doubtful accounts	1,123	798
Stock-based compensation expense	25,925	31,159
Amortization of deferred financing costs	258	258
Amortization of deferred contract costs	7,814	6,633
Impairments	32,552	127,655
Changes in operating assets and liabilities:
Accounts receivable	2,223	243
Inventory	(373)	(714)
Prepaid expenses, prepaid income taxes, and other assets	8,894	7,425
Deferred contract costs	(9,429)	(7,448)
Accounts payable	6,692	9,301
Accrued expenses, accrued income taxes, and other liabilities	(3,204)	(862)
Deferred revenue	1,686	476
Lease obligations	6,000	27,386
Net cash provided by operating activities	140,998	123,561
Investing Activities
Purchases of property and equipment	(3,823)	(54,649)
Capitalization of website development costs	(11,653)	(10,707)
Purchases of short-term investments	—	(494)
Sale of short-term investments	—	21,218
Advance payments to customers, net of collections	—	259
Net cash used in investing activities	(15,476)	(44,373)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	404	26
Payment of withholding taxes on net share settlements of restricted stock units	(15,330)	(11,405)
Repurchases of common stock	(184,608)	(142,479)
Payment of excise tax for repurchase of common stock	(682)	—
Payment of finance lease obligations	(40)	(37)
Change in gross advance payments received from third-party transaction processor	(281)	(80)
Net cash used in financing activities	(200,537)	(153,975)
Impact of foreign currency on cash, cash equivalents, and restricted cash	2,135	(774)
Net decrease in cash, cash equivalents, and restricted cash	(72,880)	(75,561)
Cash, cash equivalents, and restricted cash at beginning of period	306,229	293,926
Cash, cash equivalents, and restricted cash at end of period	$233,349	$218,365
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,269	$25,904
Cash paid for operating lease liabilities	$8,997	$7,534
Cash paid for interest	$316	$309
Supplemental noncash disclosure of cash flow information:
Unpaid purchases of property and equipment and capitalized hosting arrangements	$842	$7,704
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$3,496	$3,688
Unpaid withholding taxes on net share settlement of restricted stock units	$123	$120
Unpaid excise tax on repurchases of common stock	$1,402	$2,654
Obtaining a right-of-use asset in exchange for an operating lease liability	$201	$(5,029)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data, unless otherwise noted)

1. Organization and Business Description

CarGurus, Inc. (the “Company”) is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with digital retail solutions. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. The Company uses proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

On August 6, 2025, the Board of Directors of the Company determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, LLC (“CarOffer”), including the Dealer-to-Dealer and Instant Max Cash Offer products (the “CarOffer Transactions Business”). Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, the Company will continue to deliver AI-powered inventory intelligence through its insights platform and enable consumer vehicle sourcing at scale through Sell My Car - Top Dealer Offers and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves. Refer to Note 14 of the Unaudited Condensed Consolidated Financial Statements (as defined below) for further information.

The Company operates principally in the U.S., where it also operates the Autolist online marketplace and the CarOffer online wholesale platform as independent brands. The Company also operates online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K. it also operates the PistonHeads online marketplace as an independent brand.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. Refer to Note 13 of the Unaudited Condensed Consolidated Financial Statements for further segment reporting and geographic information.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the Unaudited Condensed Consolidated Financial Statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure other than those described in Note 14 of the Unaudited Condensed Consolidated Financial Statements.

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

During the three months ended June 30, 2025, the Company identified a triggering event requiring an interim impairment test at the CarOffer reporting unit due to the sustained low volume of the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the applicable period within the Digital Wholesale segment (“Transactions”) and a delay in the business’s expected return to growth. The Company performed an updated fair value analysis of the CarOffer reporting unit, which indicated an excess of carrying value over fair value of the CarOffer reporting unit and resulted in a full impairment of the remaining goodwill and a partial impairment of other long-lived assets within the CarOffer reporting unit. For further discussion of impairments related to the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2025, a payment processor for several hundred dealer accounts represented 10.4% of net accounts receivable and other receivables. The related accounts receivable balance included unbilled and billed receivables that are not past due. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor, as well as a decrease in the total accounts receivable, net balance as of June 30, 2025. The remainder of the accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to accounts receivable. As of December 31, 2024, there was no concentration in excess of 10% of net accounts receivable and other receivables.

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of total revenue.

As of June 30, 2025 and December 31, 2024, $12,770 and $13,213, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both advertising customers and dealers invoiced in the period subsequent to services being rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2025, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2025, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

3. Revenue Recognition

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, revenue from contracts with customers by services and products was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketplace	$221,998	$195,167	$434,233	$382,386
Dealer-to-Dealer	7,682	15,492	15,847	33,991
Sell My Car - Instant Max Cash Offer	4,353	8,033	9,111	18,111
Total	$234,033	$218,692	$459,191	$434,488

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

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments, as disclosed in Note 13 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2025, was approximately $76.7 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2025. For performance obligations not satisfied as of June 30, 2025, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2025.

For the three months ended June 30, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $22,407 and $21,432, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,661 and $21,322, respectively.

4. Fair Value of Financial Instruments

As of June 30, 2025 and December 31, 2024, assets measured at fair value on a recurring basis consisted of the following:

	As of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$47,396	$—	$—	$47,396
Total	$47,396	$—	$—	$47,396

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents:
Mutual funds	$165,074	$—	$—	$165,074
Total	$165,074	$—	$—	$165,074

5. Property and Equipment, Net

As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Capitalized equipment	$7,843	$7,880
Capitalized internal-use software	20,404	20,060
Capitalized website development	53,276	56,877
Furniture and fixtures	10,307	13,960
Leasehold improvements	85,890	95,691
Construction in progress	133	—
Finance lease right-of-use assets	89	155
	177,942	194,623
Less accumulated depreciation and amortization	(47,643)	(64,613)
Total	$130,299	$130,010

During the six months ended June 30, 2025, capitalized internal-use software increased $344. The increase was primarily due to $3,317 of additions. The increase was offset in part by the write-off of $2,204 of fully depreciated Digital-Wholesale assets and $769 of impairments of the Digital Wholesale segment capitalized internal-use software. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

During the six months ended June 30, 2025, capitalized website development costs decreased $3,601. The decrease was primarily due to the write-off of $13,396 of fully depreciated Digital Wholesale assets and $4,801 of impairments of the Digital Wholesale segment capitalized website development costs. The decrease was offset in part by additions of $14,596, related to continued net investment in the Company’s product offerings. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

During the six months ended June 30, 2025, furniture and fixtures and leasehold improvements decreased $3,653 and $9,801, respectively, primarily due to disposals of fully depreciated assets within the U.S. Marketplace segment related to the expiration of the lease of office space at 55 Cambridge Parkway.

During the six months ended June 30, 2025, accumulated depreciation decreased $16,970 due primarily to the write-off of accumulated depreciation related to the impairments of CarOffer reporting unit assets in the Digital Wholesale segment. The Company wrote off $2,204 and $13,396 of accumulated amortization related to the capitalized internal-use software costs and capitalized website development costs, respectively. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, and impairments, was $6,170, $4,906, $12,219, and $10,505, respectively.

6. Impairments

Background

During the three months ended June 30, 2025, the Company identified a triggering event requiring an interim impairment test at the CarOffer reporting unit due to the sustained low Transaction volume and a delay in the business’s expected return to growth. The Company performed an updated fair value analysis of the CarOffer reporting unit, which indicated an excess of carrying value over fair value of the CarOffer reporting unit and resulted in a full impairment of the remaining goodwill and a partial impairment of other long-lived assets within the CarOffer reporting unit.

Prior to testing the goodwill and other long-lived assets included in the CarOffer reporting unit for impairment, the Company first evaluated current assets, inclusive of the cash and cash-equivalents, accounts receivable, inventory, prepaid expenses, and other current assets allocated to the CarOffer reporting unit, under applicable guidance and identified no impairment.

The Company then evaluated other long-lived assets included in the CarOffer reporting unit under ASC 360, Property, Plant, and Equipment (“ASC 360”). Other long-lived assets were tested for impairment at the asset group level. The Company identified the asset group as the entire CarOffer reporting unit, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As the CarOffer asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. To estimate the fair value of the asset group, the Company utilized an income-based valuation approach by means of a discounted cash flow method, based on market participant assumptions. The assumptions used to estimate the fair value using a discounted cash flow method included forecasted revenue and EBITDA, long-term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived utilizing a capital asset pricing model. The excess of the carrying value of the asset group over the fair value was first allocated amongst the long-lived asset group (excluding goodwill), noting each individual long-lived asset within the group may not be impaired below its individual fair value.

As discussed below, the Company recognized impairments of CarOffer right-of-use assets, capitalized hosting arrangements, capitalized internal-use software, and capitalized website development assets of $499, $291, $769, and $4,801, respectively, to reduce the assets carrying value to fair value. The Company also recognized impairments of the CarOffer brand intangible asset of $6,624 to reduce the carrying value to its fair value. All other long-lived assets’ carrying value were at or below fair value. Subsequent to performing the impairment assessment of its long-lived assets, the Company then assessed goodwill included in the CarOffer reporting unit, resulting in an impairment charge of $19,568 to reduce the carrying value of the CarOffer goodwill to a fair value of zero. See below for further details of each impairment charge.

Accordingly, for the three and six months ended June 30, 2025, the Company recognized a $32,552 impairment to the CarOffer reporting unit, in the Digital Wholesale segment.

Right-of-Use Assets

In connection with the triggering event discussed above, the Company assessed the right-of-use assets associated with CarOffer’s Addison, Texas lease for impairment.

As noted above, the Company evaluated the fair value of the CarOffer asset group and subsequently allocated the resulting impairment charge to each of the long-lived assets in the asset group, including the CarOffer right-of-use assets. The Company estimated fair value using the discounted cash flow method, with key inputs including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated replacement costs. The fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique.

During the three and six months ended June 30, 2025, a non-cash impairment charge of $499 was allocated to the right-of-use assets in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

Capitalized Hosting Arrangements, Capitalized Internal-Use Software, and Capitalized Website Development

In connection with the triggering event discussed above, the Company assessed the capitalized hosting arrangements, capitalized internal-use software, and capitalized website development for impairment.

The Company made the determination not to estimate fair value and instead to impair the entire balance of the capitalized hosting arrangements asset as it was not yet placed into service and will not be used. During the three and six months ended

June 30, 2025, a non-cash impairment charge of $291 was allocated to the capitalized hosting arrangements in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

As noted above, the Company evaluated the fair value of the CarOffer asset group and subsequently allocated the resulting impairment charge to each of the long-lived assets in the asset group, including the CarOffer capitalized internal-use software and capitalized website development. The Company estimated fair value using the relief from royalty method, with key inputs including forecasted revenue, royalty rate, expected period of future reliance on the technology, and discount rate. The fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique.

During the three and six months ended June 30, 2025, a non-cash impairment charge of $769 was allocated to capitalized internal-use software costs in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

During the three and six months ended June 30, 2025, non-cash impairment charges of $2,919 and $1,882 were allocated to the capitalized website development costs in the CarOffer asset group, which were recognized within wholesale cost of revenue and impairment operating expense, respectively, in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

Other Intangible Assets

The Company determined that there were no indicators of impairment related to other intangible assets for the U.S. Marketplace or U.K. Marketplace reporting units and therefore an interim impairment assessment was not performed at June 30, 2025, for these reporting units.

In connection with the triggering event discussed above, the Company evaluated the CarOffer brand intangible asset for impairment.

The Company estimated fair value using market participant assumptions and the relief from royalty method, with key inputs including forecasted revenue, royalty rate, discount rate, and useful life. The fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique.

During the three and six months ended June 30, 2025, a non-cash impairment charge of $6,624 was allocated to the brand intangible asset for the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment. The impairment charge reduced the carrying amount for the brand intangible asset for the CarOffer reporting unit to its fair value.

As of June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	As of June 30, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Brand	3.5	$18,112	$13,809	$4,303
Customer relationships	—	19,870	19,870	—
Developed technology	—	64,565	64,565	—
Total		$102,547	$98,244	$4,303
(1)
During the six months ended June 30, 2025, the Company recorded $6,624 of impairment charges for the brand intangible asset related to the CarOffer reporting unit in the Digital Wholesale segment and accordingly adjusted the gross carrying amount of the asset.

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Brand	6.1	$24,559	$12,792	$11,767
Customer relationships	—	19,870	19,870	—
Developed technology	—	64,565	64,565	—
Total		$108,994	$97,227	$11,767
(1)
During the year ended December 31, 2024, the Company recorded $7,538 of impairment charges for the brand intangible asset related to the CarOffer reporting unit in the Digital Wholesale segment and accordingly adjusted the gross carrying amount of the asset.

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, amortization of intangible assets was $512, $757, $1,017, and $2,639, respectively.

For the three and six months ended June 30, 2025, the Company impaired $6,624 of Digital Wholesale segment intangible assets within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three and six months ended June 30, 2024, the Company impaired $7,538 of Digital Wholesale segment intangible assets within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements.

As of June 30, 2025, estimated amortization expense of intangible assets for future periods is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2025	$1,054
2026	957
2027	957
2028	957
2029	368
Thereafter	10
Total	$4,303

Goodwill

The Company determined that there were no indicators of impairment for the U.S. Marketplace or U.K. Marketplace reporting units and therefore an interim impairment assessment was not performed at June 30, 2025, for these reporting units.

In connection with the triggering event discussed above, the Company assessed the CarOffer reporting unit goodwill for impairment.

The Company estimated the fair value of the CarOffer reporting unit using an income-based valuation approach by means of a discounted cash flow method. The assumptions used to estimate the fair value of the reporting unit included forecasted revenue and EBITDA, long-term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model.

As of June 30, 2025, the carrying value for the CarOffer reporting unit (after adjustments for other long-lived asset impairments discussed above) exceeded its fair value, resulting in a non-cash impairment charge of $19,568, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment. The impairment charge reduced the carrying value of the CarOffer reporting unit goodwill to a fair value of zero.

As of June 30, 2025, changes in the carrying value of goodwill are as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2024	$12,477	$19,568	$14,122	$46,167
Impairment of goodwill	—	(19,568)	—	(19,568)
Foreign currency translation adjustment	—	—	1,771	1,771
Balance as of June 30, 2025	$12,477	$—	$15,893	$28,370

As of June 30, 2025, the accumulated impairment losses of goodwill were $134,774. As of December 31, 2024, the accumulated impairment losses of goodwill were $115,206.

Impairments Summary

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, impairments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of Revenue
Capitalized website development	$2,919	$180	$2,919	$180
Total impairments in cost of revenue	$2,919	$180	$2,919	$180

Operating Expense
Capitalized hosting arrangements	$291	$—	$291	$—
Capitalized internal-use software	769	—	769	—
Capitalized website development	1,882	—	1,882	—
Intangible assets	6,624	7,538	6,624	7,538
Goodwill	19,568	115,206	19,568	115,206
Right-of-use assets	499	4,731	499	4,731
Total impairments in operating expense	$29,633	$127,475	$29,633	$127,475

Total	$32,552	$127,655	$32,552	$127,655

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of June 30, 2025 and December 31, 2024, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Accrued bonus	$11,159	$17,377
Accrued commissions	5,244	4,818
Other accrued expenses, accrued income taxes, and other current liabilities	15,490	13,780
Total	$31,893	$35,975

The decrease of $6,218 in accrued bonus was due primarily to the payout of the remaining 2024 bonus during the three months ended March 31, 2025, offset in part by bonus accruals.

8. Debt

As of June 30, 2025 and December 31, 2024, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of June 30, 2025.

As of June 30, 2025, there were no borrowings and $9,385 in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,615. During the three months ended June 30, 2025, $522 in letters of credit under the 2022 Revolver Sub-facility, related to the Company's previous Cambridge lease, expired. As of December 31, 2024, there were no borrowings and $9,907 in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company's leases, which reduced the borrowing capacity under the 2022 Revolver to $390,093.

As of June 30, 2025 and December 31, 2024, deferred financing costs were $1,154 and $1,412, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, amortization expense associated with deferred financing costs was immaterial.

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, commitment fees under the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2025, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of June 30, 2025, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

Letters of Credit

As of June 30, 2025 and December 31, 2024, $9,385 and $9,907, respectively, in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

Restricted Cash

As of June 30, 2025 and December 31, 2024, restricted cash was $2,116 and $2,036, respectively, and related to pass-through payments from dealers related to the Company’s Digital Wholesale business. As of June 30, 2025 and December 31, 2024, all restricted cash was classified as a current asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

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

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, stock-based compensation expense by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$65	$555	$136	$1,146
Restricted stock units	12,960	15,002	25,789	30,233
Total	$13,025	$15,557	$25,925	$31,379

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, stock-based compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$78	$60	$138	$291
Sales and marketing expense	2,979	3,250	5,812	6,124
Product, technology, and development expense	5,542	6,024	11,107	12,001
General and administrative expense	4,426	6,223	8,868	12,963
Total	$13,025	$15,557	$25,925	$31,379

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, stock-based compensation expense excluded $1,858, $1,861, $3,496, and $3,688, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

Common Stock Share Repurchases

On November 7, 2024, the Company announced that the Board of Directors authorized a share repurchase program (the “Original 2025 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $200.0 million. On August 7, 2025, the Company announced that the Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase shares of its Class A common stock for an aggregate purchase price not to exceed $350.0 million, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026 (as amended, the “2025 Share Repurchase Program”). Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The 2025 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. Prior to its expiration, the 2025 Share Repurchase Program may be modified, suspended, or discontinued by the Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. The Company has funded share repurchases and expects to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

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

During the three months ended June 30, 2025, the Company repurchased and retired 11,004 shares of its Class A common stock for $329, exclusive of commissions and excise tax, at an average cost of $29.89 per share, under the Original 2025 Share Repurchase Program. During the six months ended June 30, 2025, the Company repurchased and retired 5,930,439 shares of its Class A common stock for $184,528, exclusive of commissions and excise tax, at an average cost of $31.12 per share, under the Original 2025 Share Repurchase Program. As of June 30, 2025, the Company had remaining authorization to purchase up to $15,472 of its Class A common stock under the Original 2025 Share Repurchase Program.

During the three months ended June 30, 2024, the Company repurchased and retired 2,654,807 shares of its Class A common stock for $61,350, exclusive of commissions and excise tax, at an average cost of $23.11 per share, under the 2024 Share Repurchase Program. During the six months ended June 30, 2024, the Company repurchased and retired 6,193,001 shares of its Class A common stock for $142,417, exclusive of commissions and excise tax, at an average cost of $23.00 per share, under the 2024 Share Repurchase Program. As of December 31, 2024, the 2024 Share Repurchase Program expired.

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

During the three months ended June 30, 2025 and three and six months ended June 30, 2024, no shares of Class B common stock were converted into Class A common stock. During the six months ended June 30, 2025, 770,495 shares of Class B common stock were converted into Class A common stock. During the year ended December 31, 2024, 1,012,428 shares of Class B common stock were converted into Class A common stock.

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Diluted net income (loss) per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$22,343	$(68,721)	$61,388	$(47,420)
Denominator:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	98,889,893	103,827,661	100,980,676	105,501,236
Dilutive effect of share equivalents resulting from stock options	15,167	—	17,893	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,279,007	—	1,615,872	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	100,184,067	103,827,661	102,614,441	105,501,236
Net income (loss) per share attributable to common stockholders:
Basic	$0.23	$(0.66)	$0.61	$(0.45)
Diluted	$0.22	$(0.66)	$0.60	$(0.45)

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	360,751	713,205	360,751	537,981
Restricted stock units outstanding	153,272	6,567,748	105,799	1,025,342

12. Income Taxes

During the three and six months ended June 30, 2025, the Company recognized an income tax provision of $5,065 and $14,571, respectively, representing an effective tax rate of 18.5% and 19.2%, respectively. During the three and six months ended June 30, 2024, the Company recognized an income tax benefit of $21,702 and $13,318, respectively, representing an effective tax rate of 24.0% and 21.9%, respectively.

The effective tax rate for the three months ended June 30, 2025 and for the six months ended June 30, 2025, was lower than the statutory tax rate of 21% principally due to windfall tax benefits and federal and state research development tax credits, which were partially offset by state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits.

The effective tax rate for the three months ended June 30, 2024 and the six months ended June 30, 2024, was greater than the statutory tax rate of 21% principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research development tax credits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. The Company is currently evaluating the impact of the OBBBA on its future consolidated financial statements and related disclosures and expects material cash tax savings over the next several years. The Company will continue to monitor developments related to OBBBA and will update its disclosures as appropriate.

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

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, segment revenue, significant segment expenses, segment depreciation and amortization, segment income (loss) from operations, and the reconciliation from segment income (loss) from operations to total income (loss) before income taxes were as follows:

	Three Months Ended June 30,
	2025
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$202,652	$12,035	$214,687
Total segment revenue	$202,652	$12,035	$214,687

Reconciliation of Revenue
Other revenue			19,346
Total revenue			$234,033

Less:
Cost of revenue(1)(2)	13,984	14,090	28,074
Sales and marketing	69,759	2,011	71,770
Depreciation and amortization	3,581	474	4,055
Other segment items(3)	56,566	32,501	89,067
Total segment expenses	143,890	49,076	192,966
Total segment income (loss) from operations	58,762	(37,041)	21,721

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			3,123
Total income from operations			24,844

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			2,564
Total income before income taxes			$27,408
(1)
For the three months ended June 30, 2025, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $1,864 and $455, respectively.
(2)
For the three months ended June 30, 2025, Digital Wholesale cost of revenue includes impairment of $2,919. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.
(3)
For the three months ended June 30, 2025, Digital Wholesale other segment items includes impairment of $29,633. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended June 30,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$180,052	$23,525	$203,577
Total segment revenue	$180,052	$23,525	$203,577

Reconciliation of Revenue
Other revenue			15,115
Total revenue			$218,692

Less:
Cost of revenue(1)(2)	12,058	23,103	35,161
Sales and marketing	67,506	5,102	72,608
Depreciation and amortization	1,356	800	2,156
Other segment items(3)	57,089	132,678	189,767
Total segment expenses	138,009	161,683	299,692
Total segment income (loss) from operations	42,043	(138,158)	(96,115)

Reconciliation of segment income (loss) from operations to loss from operations:
Other operating income			2,531
Total loss from operations			(93,584)

Reconciliation of total loss from operations to total loss before income taxes:
Total other income, net			3,161
Total loss before income taxes			$(90,423)
(1)
For the three months ended June 30, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $631 and $2,636, respectively.
(2)
For the three months ended June 30, 2024, Digital Wholesale cost of revenue includes impairment of $180. For further discussion of impairments, refer to Note 6 of the consolidated financial statements contained within the Annual Report.
(3)
For the three months ended June 30, 2024, Digital Wholesale other segment items includes impairment of $127,475. For further discussion of impairments, refer to Note 6 of the consolidated financial statements contained within the Annual Report.

	Six Months Ended June 30,
	2025
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$397,880	$24,958	$422,838
Total segment revenue	$397,880	$24,958	$422,838

Reconciliation of Revenue
Other revenue			36,353
Total revenue			$459,191

Less:
Cost of revenue(1)(2)	26,864	25,293	52,157
Sales and marketing	141,989	5,340	147,329
Depreciation and amortization	7,230	957	8,187
Other segment items(3)	113,254	36,188	149,442
Total segment expenses	289,337	67,778	357,115
Total segment income (loss) from operations	108,543	(42,820)	65,723

Reconciliation of segment income (loss) from operations to income from operations:
Other operating income			4,876
Total income from operations			70,599

Reconciliation of total income from operations to total income before income taxes:
Total other income, net			5,360
Total income before income taxes			$75,959
(1)
For the six months ended June 30, 2025, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $3,550 and $880, respectively.
(2)
For the six months ended June 30, 2025, Digital Wholesale cost of revenue includes impairment of $2,919. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.
(3)
For the six months ended June 30, 2025, Digital Wholesale other segment items includes impairment of $29,633. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$353,040	$52,102	$405,142
Total segment revenue	$353,040	$52,102	$405,142

Reconciliation of Revenue
Other revenue			29,346
Total revenue			$434,488

Less:
Cost of revenue(1)(2)	25,495	49,553	75,048
Sales and marketing	134,514	10,987	145,501
Depreciation and amortization	2,984	1,887	4,871
Other segment items(3)	113,787	138,173	251,960
Total segment expenses	276,780	200,600	477,380
Total segment income (loss) from operations	76,260	(148,498)	(72,238)

Reconciliation of segment income (loss) from operations to loss from operations:
Other operating income			4,938
Total loss from operations			(67,300)

Reconciliation of total loss from operations to total loss before income taxes:
Total other income, net			6,562
Total loss before income taxes			$(60,738)
(1)
For the six months ended June 30, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $2,000 and $5,830, respectively.
(2)
For the six months ended June 30, 2024, Digital Wholesale cost of revenue includes impairment expense of $180. For further discussion of impairments, refer to Note 6 of the consolidated financial statements contained within the Annual Report.
(3)
For the six months ended June 30, 2024, Digital Wholesale other segment items includes impairment of $127,475. For further discussion of impairments, refer to Note 6 of the consolidated financial statements contained within the Annual Report.

As of June 30, 2025 and December 31, 2024, segment assets were as follows:

	As of June 30, 2025	As of December 31, 2024
Segment Assets:
U.S. Marketplace	$595,791	$674,138
Digital Wholesale	75,594	108,890
Other	54,736	41,508
Total	$726,121	$824,536

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, revenue by geographical region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Geographic Region:
U.S.	$214,687	$203,577	$422,838	$405,142
International	19,346	15,115	36,353	29,346
Total	$234,033	$218,692	$459,191	$434,488

14. Subsequent Events

Wind Down of CarOffer

On August 6, 2025, the Board of Directors of the Company determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, including the CarOffer Transactions Business. Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, the Company will continue to deliver AI-powered inventory intelligence through its insights platform and enable consumer vehicle sourcing at scale through Top Dealer Offers and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

The Company expects to substantially complete wind-down activities in the second half of 2025. As a result of the intended wind-down, the Company expects to incur total expenditures in the range of approximately $14.0 million to $19.0 million, primarily in the second half of 2025. A significant portion of the cash payments are expected to occur in the second half of 2025, with the remaining expected to be paid in the first half of 2026.

The estimates of the charges and costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of CarOffer, including the CarOffer Transactions Business.

Amendments to the 2025 Share Repurchase Program

On November 7, 2024, the Company announced that the Board of Directors authorized the Original 2025 Share Repurchase Program pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $200.0 million. On August 7, 2025, the Company announced that the Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase shares of its Class A common stock for an aggregate purchase price not to exceed $350.0 million, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026 (as amended, the “2025 Share Repurchase Program”). Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. Prior to its expiration, the 2025 Share Repurchase Program may be modified, suspended, or discontinued by the Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. The Company has funded and expects to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

As of August 7, 2025, the Company had remaining authorization to purchase up to $165.5 million of its Class A common stock under the 2025 Share Repurchase Program.

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

Company Overview

CarGurus is a multinational, online automotive platform for buying and selling vehicles that is building upon its industry-leading listings marketplace with digital retail solutions. The CarGurus platform gives consumers the confidence to purchase and/or sell a vehicle either online or in person, and it gives dealerships the power to accurately price, effectively market, instantly acquire, and quickly sell vehicles, all with a nationwide reach. We use proprietary technology, search algorithms, and data analytics to bring trust, transparency, and competitive pricing to the automotive shopping experience.

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

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages, Real-time Performance Marketing, or RPM, our digital advertising suite, Digital Retail, and Sell My Car - Top Dealer Offers, (ii) advertising revenue from auto manufacturers and other auto-related brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Sell My Car - Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration.

For the three months ended June 30, 2025, we generated revenue of $234.0 million, a 7% increase from $218.7 million of revenue for the three months ended June 30, 2024. For the three months ended June 30, 2025, we generated net income of $22.3 million and Adjusted EBITDA, a non-GAAP measure, of $77.3 million, compared to net loss of $68.7 million and Adjusted EBITDA of $55.6 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025, we generated revenue of $459.2 million, a 6% increase from $434.5 million of revenue for the six months ended June 30, 2024. For the six months ended June 30, 2025, we generated net income of $61.4 million and Adjusted EBITDA, a non-GAAP measure, of $143.6 million, compared to net loss of $47.4 million and Adjusted EBITDA of $106.0 million for the six months ended June 30, 2024.

See below for more information regarding our use and reconciliation of Adjusted EBITDA.

Wind Down of CarOffer

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, including the CarOffer Dealer-to Dealer and Instant Max Cash Offer products, or the CarOffer Transactions Business. Following the broader strategic reassessment, we concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and automation to streamline fulfillment than the model could provide. Following the wind-down, we will continue to deliver AI-powered inventory intelligence through our insights platform and enable consumer vehicle sourcing at scale through Top Dealer Offers and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

We expect to substantially complete the wind-down activities in the second half of 2025. As a result of the intended wind-down, we expect to incur total expenditures in the range of approximately $14.0 million to $19.0 million, primarily in the second half of 2025. A significant portion of the cash payments are expected to be paid in the second half of 2025, with the remaining expected to be paid in the first half of 2026.

The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of CarOffer, including the CarOffer Transactions Business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Unique Users	2025	2024(1)	2025	2024(1)
	(in thousands)		(in thousands)
U.S.	34,057	N/A	34,535	N/A
International	10,237	N/A	10,434	N/A
Total	44,294	N/A	44,969	N/A

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Sessions	2025	2024(1)	2025	2024(1)
	(in thousands)		(in thousands)
U.S.	84,601	N/A	85,159	N/A
International	21,294	N/A	21,760	N/A
Total	105,895	N/A	106,919	N/A

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

	As of June 30,
Number of Paying Dealers	2025	2024

U.S.	25,478	24,446
International	7,617	6,906
Total	33,095	31,352

Transactions

We define Transactions within the Digital Wholesale segment as the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the defined period. Transactions consists of each unique vehicle (based on vehicle identification number) that reaches “sold and invoiced” status on the CarOffer website within the defined period, including vehicles sold to car dealers, vehicles sold at third-party auctions, vehicles ultimately sold to a different buyer, and vehicles that are returned to their owners without completion of a sale transaction. We exclude vehicles processed within CarOffer’s intra-group trading solution (Group Trade) from the definition of Transactions, and we only count any unique vehicle once even if it reaches sold status multiple times. The Digital Wholesale segment includes Dealer-to-Dealer transactions and IMCO transactions. We view Transactions as a key business metric, and we believe it provides useful information to investors, because it provides insight into growth and revenue for the Digital Wholesale segment. Transactions drive a significant portion of Digital Wholesale segment revenue. We believe growth in Transactions demonstrates consumer and dealer utilization and our market share penetration in the Digital Wholesale segment. Beginning in the second half of 2025 we expect Transactions to decrease due to the wind-down of CarOffer, including the CarOffer Transactions Business, and cease over time.

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions	2025	2024	2025	2024
Transactions	3,955	8,778	9,164	19,080

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

	Three Months Ended June 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2025	2024
U.S.	$7,533	$6,942
International	$2,309	$1,935
Consolidated	$6,349	$5,848

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, impairments, stock‑based compensation expense, transaction-related expenses, other income, net, and provision for (benefit from) income taxes.

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
•
Adjusted EBITDA excludes impairments, which include non-cash one-time expenses associated with the impairment of the CarOffer reporting unit as well as impairments of certain other assets, which may have to be replaced in the future;
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

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, the following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$22,343	$(68,721)	$61,388	$(47,420)
Depreciation and amortization	6,682	5,663	13,236	13,144
Impairments	32,552	127,655	32,552	127,655
Stock-based compensation expense	13,025	15,557	25,925	31,379
Transaction-related expenses	193	265	1,280	1,076
Other income, net	(2,564)	(3,161)	(5,360)	(6,562)
Provision for (benefit from) income taxes	5,065	(21,702)	14,571	(13,318)
Adjusted EBITDA	$77,296	$55,556	$143,592	$105,954

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

Beginning in the second half of 2025 we expect CarOffer wholesale revenue to decrease due to the wind-down of CarOffer, including the CarOffer Transactions Business, and cease over time.

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

Beginning in the second half of 2025 we expect CarOffer product revenue to decrease due to the wind-down of CarOffer, including the CarOffer Transactions Business, and cease over time.

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

Beginning in the second half of 2025 we expect CarOffer wholesale cost of revenue to decrease due to the wind-down of CarOffer, including the CarOffer Transactions Business, and cease over time.

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

Beginning in the second half of 2025 we expect CarOffer product cost of revenue to decrease due to the wind-down of CarOffer, including the CarOffer Transactions Business, and cease over time.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness, inclusive of an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

Product, Technology, and Development

Product, technology, and development expense consists primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expense to fluctuate from quarter to quarter as we invest in additional engineering resources to develop innovative new solutions and make improvements to our existing platform, inclusive of an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

General and Administrative

General and administrative expense consists primarily of personnel and related expenses for our executive, finance, legal, people and talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expense is expensed as incurred. We expect general and administrative expense to increase as we continue to scale our business, offset by an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

Impairments

During the three months ended June 30, 2025, we identified a triggering event that required an interim impairment test at the CarOffer reporting unit due to the sustained low Transaction volume and a delay in the business’s expected return to growth. We performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $0.5 million, $0.3 million, $0.8 million, $4.8 million, $6.6 million, and $19.6 million for right-of-use assets, capitalized hosting arrangements, capitalized internal-use software, capitalized website development costs, intangible assets, and goodwill, respectively. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the three months ended June 30, 2024, we identified a triggering event for impairment testing purposes at the CarOffer reporting unit due to organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit. As a result, we performed an updated fair value analysis of the CarOffer reporting unit, and subsequently recognized impairment losses of $4.7 million, $7.6 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For further discussion of goodwill and other asset impairments, refer to Note 6 of the consolidated financial statements contained within the Annual Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, as well as foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three and six months ended June 30, 2025, a provision for income taxes was recognized as a result of the consolidated taxable income position. For the three and six months ended June 30, 2024, a benefit from income taxes was recognized as a result of the discrete tax benefit associated with the impairment charge despite our consolidated taxable income position.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. We are currently evaluating the impact of the OBBBA on our future consolidated financial statements and related disclosures and expect material cash tax savings over the next several years. We will continue to monitor developments related to OBBBA and will update our disclosures as appropriate.

Results of Operations

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenue:
Marketplace	$221,998	$195,167	$434,233	$382,386
Wholesale	6,275	13,119	14,022	29,244
Product	5,760	10,406	10,936	22,858
Total revenue	234,033	218,692	459,191	434,488
Cost of revenue:
Marketplace	15,561	13,145	29,809	27,530
Wholesale	8,347	12,633	14,517	26,857
Product	5,743	10,470	10,776	22,696
Total cost of revenue	29,651	36,248	55,102	77,083
Gross profit	204,382	182,444	404,089	357,405
Operating expenses:
Sales and marketing	84,337	82,311	171,053	164,585
Product, technology, and development	34,370	36,580	70,620	72,125
General and administrative	27,062	27,429	53,842	55,495
Impairments	29,633	127,475	29,633	127,475
Depreciation and amortization	4,136	2,233	8,342	5,025
Total operating expenses	179,538	276,028	333,490	424,705
Income (loss) from operations	24,844	(93,584)	70,599	(67,300)
Other income, net:
Interest income	2,134	2,440	5,232	6,346
Other income, net	430	721	128	216
Total other income, net	2,564	3,161	5,360	6,562
Income (loss) before income taxes	27,408	(90,423)	75,959	(60,738)
Provision for (benefit from) income taxes	5,065	(21,702)	14,571	(13,318)
Net income (loss)	$22,343	$(68,721)	$61,388	$(47,420)

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, our segment revenue and our segment income (loss) from operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Segment Revenue:
U.S. Marketplace	$202,652	$180,052	$397,880	$353,040
Digital Wholesale	12,035	23,525	24,958	52,102
Other	19,346	15,115	36,353	29,346
Total	$234,033	$218,692	$459,191	$434,488
Segment Income (Loss) from Operations:
U.S. Marketplace	$58,762	$42,043	$108,543	$76,260
Digital Wholesale	(37,041)	(138,158)	(42,820)	(148,498)
Other	3,123	2,531	4,876	4,938
Total	$24,844	$(93,584)	$70,599	$(67,300)

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Marketplace	95%	89%	95%	88%
Wholesale	3	6	3	7
Product	2	5	2	5
Total revenue	100	100	100	100
Cost of revenue:
Marketplace	7	6	6	6
Wholesale	4	6	3	6
Product	2	5	2	5
Total cost of revenue	13	17	12	18
Gross profit	87	83	88	82
Operating expenses:
Sales and marketing	36	38	37	38
Product, technology, and development	15	17	15	17
General and administrative	12	13	12	13
Impairments	13	58	6	29
Depreciation and amortization	2	1	2	1
Total operating expenses	77	126	73	98
Income (loss) from operations	11	(43)	15	(15)
Other income, net:
Interest income	1	1	1	1
Other income, net	0	0	0	0
Total other income, net	1	1	1	2
Income (loss) before income taxes	12	(41)	17	(14)
Provision for (benefit from) income taxes	2	(10)	3	(3)
Net income (loss)	10%	(31)%	13%	(11)%

For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Revenue:
U.S. Marketplace	87%	82%	87%	81%
Digital Wholesale	5	11	5	12
Other	8	7	8	7
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations:
U.S. Marketplace	29%	23%	27%	22%
Digital Wholesale	(308)	(587)	(172)	(285)
Other	16	17	13	17
Total	11%	(43)%	15%	(15)%

For the three months ended June 30, 2025 and 2024

Revenue

Revenue by Source

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$221,998	$195,167	$26,831	14%
Wholesale	6,275	13,119	(6,844)	(52)
Product	5,760	10,406	(4,646)	(45)
Total	$234,033	$218,692	$15,341	7%
Percentage of total revenue:
Marketplace	95%	89%
Wholesale	3	6
Product	2	5
Total	100%	100%

Overall revenue increased $15.3 million, or 7%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Marketplace revenue increased $26.8 million, or 14%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 95% of total revenue for the three months ended June 30, 2025, compared to 89% of total revenue for the three months ended June 30, 2024. The increase was due primarily to an increase in Listings revenue, as a result of strong growth in both paying dealer count and QARSD. We have increased wallet share across our dealer base, driven by upgrades, broader adoption of add-on products, and like-for-like price increases. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $6.8 million, or 52%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 3% of total revenue for the three months ended June 30, 2025, compared to 6% of total revenue for the three months ended June 30, 2024. The decrease was due primarily to a 55% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 3,955 for the three months ended June 30, 2025, compared to 8,778 for the three months ended June 30, 2024.

Product revenue decreased $4.6 million, or 45%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 2% of total revenue for the three months ended June 30, 2025, compared to 5% of total revenue for the three months ended June 30, 2024. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions and proceeds received from the sale of vehicles acquired through arbitration, as a result of lower Transaction volume.

Segment Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$202,652	$180,052	$22,600	13%
Digital Wholesale	12,035	23,525	(11,490)	(49)
Other	19,346	15,115	4,231	28
Total	$234,033	$218,692	$15,341	7%
Percentage of total revenue:
U.S. Marketplace	87%	82%
Digital Wholesale	5	11
Other	8	7
Total	100%	100%

U.S. Marketplace segment revenue increased $22.6 million, or 13%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 87% of total revenue for the three months ended June 30, 2025, compared to 82% of total revenue for the three months ended June 30, 2024. The increase was due primarily to a $26.8 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $11.5 million, or 49%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 5% of total revenue for the three months ended June 30, 2025, compared to 11% of total revenue for the three months ended June 30, 2024. The decrease in Digital Wholesale segment revenue was due to a $6.8 million decrease in wholesale revenue and a $4.6 million decrease in product revenue, as described above.

Cost of Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$15,561	$13,145	$2,416	18%
Wholesale	8,347	12,633	(4,286)	(34)
Product	5,743	10,470	(4,727)	(45)
Total	$29,651	$36,248	$(6,597)	(18)%
Percentage of total revenue:
Marketplace	7%	6%
Wholesale	4	6
Product	2	5
Total	13%	17%

Overall cost of revenue decreased $6.6 million, or 18%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Marketplace cost of revenue increased $2.4 million, or 18%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 7% of total revenue for the three months ended June 30, 2025, compared to 6% of total revenue for the three months ended June 30, 2024. The increase was due primarily to a $1.2 million increase in amortization due to new capitalized website development projects that were put into service after June 30, 2024, and a $0.4 million increase in data costs due to higher overall usage.

Wholesale cost of revenue decreased $4.3 million, or 34%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 4% of total revenue for the three months ended June 30, 2025, compared to 6% of total revenue for the three months ended June 30, 2024. The decrease was due primarily to a $3.9 million decrease in transportation expense, inspection expense, and data and other transaction fees as a result of lower Transaction volume. The decrease was also due in part to a $2.2 million decrease in amortization, due primarily to the end of the CG Buy Online pilot during the third quarter of 2024, as well as a decrease in amortization of capitalized website development due to a project that became fully amortized in 2024. The decrease was offset in part by a $2.7 million increase in impairment of capitalized website development costs. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Product cost of revenue decreased $4.7 million, or 45%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 2% of total revenue for the three months ended June 30, 2025, compared to 5% of total revenue for the three months ended June 30, 2024. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions and related to vehicles sold to dealers acquired through arbitration as a result of lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$84,337	$82,311	$2,026	2%
Percentage of total revenue	36%	38%

Sales and marketing expense increased $2.0 million, or 2%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due primarily to a $4.2 million increase in advertising and marketing expense for our brand awareness campaigns. The increase was offset in part by a $1.3 million decrease in salaries and employee-related expenses due primarily to changes in headcount. The increase was also offset in part by a $0.7 million decrease in rent expense due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park.

Product, Technology, and Development Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$34,370	$36,580	$(2,210)	(6)%
Percentage of total revenue	15%	17%

Product, technology, and development expense decreased $2.2 million, or 6%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was due primarily to a $0.9 million decrease in rent expense, due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park. The decrease was also due in part to a $0.5 million decrease in salaries and employee-related expense, exclusive of stock-based compensation, due primarily to changes in headcount. The decrease was also due in part to a $0.5 million decrease in stock-based compensation due primarily to completed vesting of existing awards and forfeitures from employee departures, partially offset by new grants.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$27,062	$27,429	$(367)	(1)%
Percentage of total revenue	12%	13%

General and administrative expense decreased $0.4 million, or 1%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was due primarily to a $1.8 million decrease in stock-based compensation, due primarily to completed vesting of existing awards and forfeitures from employee departures, partially offset by new grants. The decrease was offset in part by a $0.6 million increase in consultant and recruiting fees and a $0.5 million increase in payment processing expenses.

Impairment Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Impairments	$29,633	$127,475	$(97,842)	(77)%
Percentage of total revenue	13%	58%

Impairment expense decreased $97.8 million, or 77%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was due primarily to $29.6 million of impairment losses in the three months ended June 30, 2025, compared to $127.5 million in impairment losses in the three months ended June 30, 2024, both related to the CarOffer reporting unit. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements contained within the Annual Report.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,136	$2,233	$1,903	85%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $1.9 million, or 85%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due primarily to a $2.1 million increase in depreciation due primarily to assets placed in service associated with the 1001 Boylston Street lease.

Other Income, net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$2,134	$2,440	$(306)	(13)%
Other income, net	430	721	(291)	(40)
Total other income, net	$2,564	$3,161	$(597)	(19)%
Percentage of total revenue:
Interest income	1%	1%
Other income, net	0	0
Total other income, net	1%	1%

Total other income, net was relatively flat in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$5,065	$(21,702)	$26,767	NM(1)
Percentage of total revenue	2%	(10)%
(1)
Not meaningful.

Provision for (benefit from) income taxes changed $26.8 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The change was due primarily to increased profitability and the recognition of an $8.0 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to the CarOffer reporting unit recognized during the three months ended June 30, 2025, compared to $31.5 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to the CarOffer reporting unit recognized during the three months ended June 30, 2024.

Segment Income (Loss) from Operations

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$58,762	$42,043	$16,719	40%
Digital Wholesale	(37,041)	(138,158)	101,117	73
Other	3,123	2,531	592	23
Total	$24,844	$(93,584)	$118,428	NM(1)
Percentage of segment revenue:
U.S. Marketplace	29%	23%
Digital Wholesale	(308)	(587)
Other	16	17
Total	11%	(43)%
(1)
Not meaningful.

U.S. Marketplace segment income from operations increased $16.7 million, or 40%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented 29% of U.S. Marketplace segment revenue for the three months ended June 30, 2025, compared to 23% of U.S. Marketplace segment revenue for the three months ended June 30, 2024. The increase was due to an increase in revenue of $22.6 million, an increase in cost of revenue of $1.9 million, and an increase in operating expenses of $4.0 million.

Digital Wholesale segment loss from operations decreased $101.1 million, or 73%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and represented (308)% of Digital Wholesale segment revenue for the three months ended June 30, 2025, compared to (587)% of Digital Wholesale segment revenue for the three months ended June 30, 2024. The decrease was due primarily to a decrease in revenue of $11.5 million, a decrease in cost of revenue of $9.0 million, and a decrease in operating expenses of $103.6 million. The decrease in cost of revenue was offset in part by $2.9 million of impairment charges related to the CarOffer reporting unit during the three months ended June 30, 2025, compared to $0.2 million of impairment charges related to capitalized website development costs that we decided to cease investment, for the three months ended June 30, 2024. The decrease in operating expenses was primarily driven by $29.6 million of impairment operating expense during the three months ended June 30, 2025, compared to $127.5 million of impairment operating expense during the three months ended June 30, 2024, both related to the CarOffer reporting unit. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements contained within the Annual Report.

For the six months ended June 30, 2025 and 2024

Revenue

Revenue by Source

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Marketplace	$434,233	$382,386	$51,847	14%
Wholesale	14,022	29,244	(15,222)	(52)
Product	10,936	22,858	(11,922)	(52)
Total	$459,191	$434,488	$24,703	6%
Percentage of total revenue:
Marketplace	95%	88%
Wholesale	3	7
Product	2	5
Total	100%	100%

Overall revenue increased $24.7 million, or 6%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Marketplace revenue increased $51.8 million, or 14%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 95% of total revenue for the six months ended June 30, 2025, compared to 88% of total revenue for the six months ended June 30, 2024. The increase was due primarily to an increase in Listings revenue, as a result of strong growth in both paying dealer count and QARSD. We have increased wallet share across our dealer base, driven by upgrades, broader adoption of add-on products, and like-for-like price increases. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Wholesale revenue decreased $15.2 million, or 52%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 3% of total revenue for the six months ended June 30, 2025, compared to 7% of total revenue for the six months ended June 30, 2024. The decrease was due primarily to a 52% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 9,164 for the six months ended June 30, 2025, compared to 19,080 for the six months ended June 30, 2024.

Product revenue decreased $11.9 million, or 52%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 2% of total revenue for the six months ended June 30, 2025, compared to 5% of total revenue for the six months ended June 30, 2024. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions and proceeds received from the sale of vehicles acquired through arbitration as a result of lower Transaction volume.

Segment Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
U.S. Marketplace	$397,880	$353,040	$44,840	13%
Digital Wholesale	24,958	52,102	(27,144)	(52)
Other	36,353	29,346	7,007	24
Total	$459,191	$434,488	$24,703	6%
Percentage of total revenue:
U.S. Marketplace	87%	81%
Digital Wholesale	5	12
Other	8	7
Total	100%	100%

U.S. Marketplace segment revenue increased $44.8 million, or 13%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 87% of total revenue for the six months ended June 30, 2025, compared to 81% of total revenue for the six months ended June 30, 2024. The increase was due primarily to a $51.8 million increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $27.1 million, or 52%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 5% of total revenue for the six months ended June 30, 2025, compared to 12% of total revenue for the six months ended June 30, 2024. The decrease in Digital Wholesale segment revenue was due to a $15.2 million decrease in wholesale revenue and an $11.9 million decrease in product revenue, as described above.

Cost of Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of Revenue:
Marketplace	$29,809	$27,530	$2,279	8%
Wholesale	14,517	26,857	(12,340)	(46)
Product	10,776	22,696	(11,920)	(53)
Total	$55,102	$77,083	$(21,981)	(29)%
Percentage of total revenue:
Marketplace	6%	6%
Wholesale	3	6
Product	2	5
Total	12%	18%

Overall cost of revenue decreased $22.0 million, or 29%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Marketplace cost of revenue increased $2.3 million, or 8%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 6% of total revenue for both the six months ended June 30, 2025 and 2024. The increase was due primarily to a $1.6 million increase in amortization due to new capitalized website development projects that were put into service after June 30, 2024, and a $0.5 million increase in data costs due to higher overall usage.

Wholesale cost of revenue decreased $12.3 million, or 46%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 3% of total revenue for the six months ended June 30, 2025, compared to 6% of total revenue for the six months ended June 30, 2024. The decrease was due primarily to a $8.3 million decrease in transportation expense, inspection expense, and data and other transaction fees as a result of lower Transaction volume. The decrease was also due in part to a $4.9 million decrease in amortization due primarily to the end of the CG Buy Online pilot during the third quarter of 2024, as well as a decrease in amortization of capitalized website development due to a project that became fully amortized in 2024. The decrease was offset in part by a $2.7 million increase in impairment of capitalized website development costs. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Product cost of revenue decreased $11.9 million, or 53%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 2% of total revenue for the six months ended June 30, 2025, compared to 5% of total revenue for the six months ended June 30, 2024. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions and related to vehicles sold to dealers acquired through arbitration as a result of lower Transaction volume.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$171,053	$164,585	$6,468	4%
Percentage of total revenue	37%	38%

Sales and marketing expense increased $6.5 million, or 4%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was due primarily to an $8.0 million increase in advertising and marketing expense for our brand awareness campaigns and our performance marketing vendors. The increase in sales and marketing expense was offset in part by a $1.5 million decrease in rent expense, due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park.

Product, Technology, and Development Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$70,620	$72,125	$(1,505)	(2)%
Percentage of total revenue	15%	17%

Product, technology, and development expense decreased $1.5 million, or 2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was due primarily to a $1.9 million decrease in rent expense due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$53,842	$55,495	$(1,653)	(3)%
Percentage of total revenue	12%	13%

General and administrative expense decreased $1.7 million, or 3%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was due primarily to a $4.1 million decrease in stock-based compensation, due primarily to completed vesting of existing awards and forfeitures from employee departures, partially offset by new grants. The decrease was also due in part to a $1.0 million decrease in rent expense due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park. The decrease was offset in part by a $1.2 million increase in indirect tax expense, a $0.9 million increase in payment processing expenses, and a $0.7 million increase in consultant and recruiting fees.

Impairment Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Impairments	$29,633	$127,475	$(97,842)	(77)%
Percentage of total revenue	6%	29%

Impairment expense decreased $97.8 million, or 77%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was due primarily to $29.6 million of impairment losses in the three months ended June 30, 2025, compared to $127.5 million in impairment losses in the three months ended June 30, 2024, related to the CarOffer reporting unit. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements contained within the Annual Report.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$8,342	$5,025	$3,317	66%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $3.3 million, or 66%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was due primarily to a $4.1 million increase in depreciation due primarily to assets placed in service associated with the 1001 Boylston Street lease.

Other Income, net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net:
Interest income	$5,232	$6,346	$(1,114)	(18)%
Other income, net	128	216	(88)	(41)
Total other income, net	$5,360	$6,562	$(1,202)	(18)%
Percentage of total revenue:
Interest income	1%	1%
Other income, net	0	0
Total other income, net	1%	2%

Total other income, net decreased $1.2 million, or 18%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The $1.1 million decrease in interest income was due primarily to the sale of interest-bearing short-term investments during the three months ended March 31, 2024. Other income, net was relatively flat for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$14,571	$(13,318)	$27,889	NM(1)
Percentage of total revenue	3%	(3)%
(1)
Not meaningful.

Provision for (benefit from) income taxes changed $27.9 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The change was due primarily to increased profitability and the recognition of an $8.0 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to the CarOffer reporting unit recognized during the six months ended June 30, 2025, compared to $31.5 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to the CarOffer reporting unit recognized during the six months ended June 30, 2024.

Segment Income (Loss) from Operations

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations:
U.S. Marketplace	$108,543	$76,260	$32,283	42%
Digital Wholesale	(42,820)	(148,498)	105,678	71
Other	4,876	4,938	(62)	(1)
Total	$70,599	$(67,300)	$137,899	NM(1)
Percentage of segment revenue:
U.S. Marketplace	27%	22%
Digital Wholesale	(172)	(285)
Other	13	17
Total	15%	(15)%
(1)
Not meaningful.

U.S. Marketplace segment income from operations increased $32.3 million, or 42%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented 27% of U.S. Marketplace segment revenue for the six months ended June 30, 2025, compared to 22% of U.S. Marketplace segment revenue for the six months ended June 30, 2024. The increase was due to an increase in revenue of $44.8 million, an increase in cost of revenue of $1.4 million, and an increase in operating expenses of $11.2 million.

Digital Wholesale segment loss from operations decreased $105.7 million, or 71%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and represented (172)% of Digital Wholesale segment revenue for the six months ended June 30, 2025, compared to (285)% of Digital Wholesale segment revenue for the six months ended June 30, 2024. The decrease was due primarily to a decrease in revenue of $27.1 million, a decrease in cost of revenue of $24.3 million, and a decrease in operating expenses of $108.6 million. The decrease in cost of revenue was offset in part by $2.9 million of impairment charges related to the CarOffer reporting unit during the six months ended June 30, 2025, compared to $0.2 million of impairment charges related to capitalized website development costs that we decided to cease investment, for the six months ended June 30, 2024. The decrease in operating expenses was primarily driven by $29.6 million of impairment operating expense during the six months ended June 30, 2025, compared to $127.5 million of impairment operating expense for the six months ended June 30, 2024, both related to the CarOffer reporting unit. For further discussion of impairments in the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements contained within the Annual Report.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of June 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $231.2 million and $304.2 million, respectively. As of June 30, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

During the six months ended June 30, 2025 and 2024, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$140,998	$123,561
Net cash used in investing activities	(15,476)	(44,373)
Net cash used in financing activities	(200,537)	(153,975)
Impact of foreign currency on cash	2,135	(774)
Net decrease in cash, cash equivalents, and restricted cash	$(72,880)	$(75,561)

Our operations have been financed primarily from operating activities. During the six months ended June 30, 2025 and 2024, we generated cash from operating activities of $141.0 million and $123.6 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of June 30, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; payments received in advance from a third-party transaction processor; activity under the 2025 Share Repurchase Program (as defined below); and our investments in international markets. In addition, our liquidity could be impacted by risks associated with the wind-down of CarOffer, including the loss of future cash flows and wind-down and exit costs. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report and in the “Risk Factors” section in Part II, Item 1A in this Quarterly Report.

On November 7, 2024, we announced that our Board of Directors authorized a share repurchase program, or the Original 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. On August 7, 2025, we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase shares of our Class A common stock for an aggregate purchase price not to exceed $350.0 million, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or as amended, the 2025 Share Repurchase Program. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. Prior to its expiration, the 2025 Share Repurchase Program may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended June 30, 2025, we repurchased and retired 11,004 shares of our Class A common stock for $0.3 million, exclusive of commissions and excise tax, at an average cost of $29.89 per share under the Original 2025 Share Repurchase Program. During the six months ended June 30, 2025, we repurchased and retired 5,930,439 shares of our Class A common stock for $184.5 million, exclusive of commissions and excise tax, at an average cost of $31.12 per share under the Original 2025 Share Repurchase Program. As of June 30, 2025, we had remaining authorization to purchase up to $15.5 million of our Class A common stock under the Original 2025 Share Repurchase Program. As of August 7, 2025, we had remaining authorization to purchase up to $165.5 million of our Class A common stock under the 2025 Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program were retired. We funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended June 30, 2024, we repurchased and retired 2,654,807 shares of our Class A common stock for $61.4 million, exclusive of commissions and excise tax, at an average cost of $23.11 per share under the 2024 Share Repurchase Program. During the six months ended June 30, 2024, we repurchased and retired 6,193,001 shares of our Class A common stock for $142.4 million, exclusive of commissions and excise tax, at an average cost of $23.00 per share under the 2024 Share Repurchase Program.

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, including the CarOffer Transactions Business. We expect to substantially complete the wind-down activities in the second half of 2025. As a result of the intended wind-down, we expect to incur total expenditures in the range of approximately $14.0 million to $19.0 million, primarily in the second half of 2025. A significant portion of the cash payments are expected to be paid in the second half of 2025, with the remaining expected to be paid in the first half of 2026. For further information, refer to “Wind Down of CarOffer” above.

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

Operating Activities

Net cash provided by operating activities of $141.0 million during the six months ended June 30, 2025, was due primarily to net income of $61.4 million, adjusted for $32.6 million of impairments, $25.9 million of stock-based compensation expense for equity awards to employees, $13.3 million of deferred taxes, and $13.2 million of depreciation and amortization expense.

Net cash provided by operating activities of $123.6 million during the six months ended June 30, 2024, was due primarily to net loss of $47.4 million, adjusted for $127.7 million of impairment due to organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for the CarOffer reporting unit, $31.2 million of stock-based compensation expense for equity classified awards to employees, $44.2 million of deferred taxes, and $13.1 million of depreciation and amortization expense. Net cash provided by operating activities was also attributable to a $27.4 million increase in lease obligations primarily related to our new headquarters at 1001 Boylston Street.

Investing Activities

Net cash used in investing activities of $15.5 million during the six months ended June 30, 2025, was due to $11.7 million in capitalized website development costs related to continued investments in our product offerings, and $3.8 million in purchases of property and equipment, primarily related to additions in capitalized internal-use software.

Net cash used in investing activities of $44.4 million during the six months ended June 30, 2024, was due primarily to $54.6 million in purchases of property and equipment primarily related to our new headquarters at 1001 Boylston Street and $10.7 million in capitalized website development costs due to continued investment in our product offerings, offset in part by $21.2 million in sales of short-term investments.

Financing Activities

Net cash used in financing activities of $200.5 million during the six months ended June 30, 2025, was due primarily to $184.6 million in repurchases of our Class A common stock under the Original 2025 Share Repurchase Program and $15.3 million in payment of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $154.0 million during the six months ended June 30, 2024, was due primarily to $142.5 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program and $11.4 million related to the payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

The Digital Wholesale segment operating results have reflected the general seasonality of the wholesale vehicle sales market and macroeconomic conditions of the automotive industry. As a result of the wind down of CarOffer, including the CarOffer Transactions Business, beginning in the second half of 2025, the seasonality fluctuations of the Digital Wholesale segment will cease over time. The U.S. Marketplace segment operating results have reflected the macroeconomic conditions of the automotive industry. However, to date, the U.S. Marketplace segment operating results have not been materially impacted by the general seasonality of the automotive industry. This could possibly change as our business and markets mature.

As a result, revenue and cost of revenue related to volume will fluctuate accordingly on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors such as changes in international trade policies, tariffs, higher interest rates, and other macroeconomic issues, more significantly impact the wholesale industry.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

During the three months ended June 30, 2025, we identified a triggering event requiring an interim impairment test at the CarOffer reporting unit, due to the sustained low Transaction volume and a delay in the business’s expected return to growth. We performed an updated fair value analysis of the CarOffer reporting unit, which indicated an excess of carrying value over fair value of the CarOffer reporting unit and resulted in a partial impairment charge. For further discussion of impairments related to the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Interest Rate Risk

As of June 30, 2025, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of June 30, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

As of June 30, 2025, we had cash and cash equivalents of $231.2 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2024, we had cash and cash equivalents of $304.2 million, which consisted of bank deposits, money market accounts, and mutual funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of June 30, 2025 and 2024, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of June 30, 2025 and 2024, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

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

The wind down of CarOffer, including the CarOffer Transactions Business, may adversely impact our business, results of operations, financial performance, and reputation.

On August 7, 2025, we announced the wind down of CarOffer, including the CarOffer Transactions Business. Following a broader strategic reassessment, we concluded that CarOffer, including the CarOffer Transactions Business, has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide and that it was in our best interest and the best interest of our stockholders to effect the wind down.

We expect to substantially complete the wind-down activities in the second half of 2025. As a result of the intended wind-down, we expect to incur total expenditures in the range of approximately $14.0 million to $19.0 million, primarily in the second half of 2025. We expect that a significant portion of the cash payments will be made in the second half of 2025, with the remaining paid in the first half of 2026.

The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations with the counterparties to the contracts we intend to terminate or modify. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of CarOffer, including the CarOffer Transactions Business.

In addition, because of uncertainties with respect to our wind down plan (including those described above), we may not be able to realize the anticipated benefits of the wind down, or any benefits at all, or complete the wind down in the timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind down activities may exceed our estimates. If the time to complete the wind down takes longer than expected, if we effect the wind down on terms or in a manner less favorable to us than currently anticipated, or if the actual costs or other non-cash charges exceed our estimates, then our business, operational results, financial position, and cash flows could be adversely affected.

Additionally, the wind down involves further risks, any of which may adversely impact our business, results of operations, financial performance, and reputation, including:

•
the inability to retain qualified personnel necessary for the wind down during the wind down period;
•
potential disruption of the operations of the rest of our businesses and diversion of management’s attention from such businesses and operations;

•
disruptions in our relationships with dealers, customers, vendors, contractors, and employees given our decision to wind down CarOffer;
•
exposure to unknown, contingent, or other liabilities, including litigation arising in connection with the wind down; and
•
unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement the wind down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind down that otherwise would be used on the development, expansion, and profitability of our business, which could adversely impact our business, results of operations, financial performance, and reputation.

Our goodwill, intangible assets, and other assets have been subject to impairment in the past and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We evaluate the recoverability of recognized goodwill, intangible assets, and other assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These impairment tests are based on several factors requiring management’s judgment, including identification of triggering events for reassessment and determination of the fair value of related assets. If such goodwill, intangible assets, or other assets are deemed to be impaired, an impairment loss equal to the amount by which the asset group’s carrying value exceeds the fair value of the net assets would be recognized. For example, in the three months ended June 30, 2024, we recognized a partial impairment charge of $127.5 million related to the CarOffer reporting unit and in the three months ended June 30, 2025, we recognized a partial impairment charge of $32.6 million related to the CarOffer reporting unit. Future events may cause impairments of our goodwill, intangible assets, or other assets based on factors such as the price of our Class A common stock, projected cash flows, assumptions used, operational challenges, or other variables. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets, or other assets. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended June 30, 2025:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2025 through April 30, 2025	6,423	$29.15	6,423	$15,614
May 1, 2025 through May 31, 2025	600	$30.94	600	$15,595
June 1, 2025 through June 30, 2025	3,981	$30.92	3,981	$15,472
Total	11,004	$29.89	11,004	$15,472

(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
On November 7, 2024, we announced that our Board of Directors authorized the Original 2025 Share Repurchase Program pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. On August 7, 2025, we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase shares of our Class A common stock for an aggregate purchase price not to exceed $350.0 million, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or as amended, the 2025 Share Repurchase Program. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. Prior to its expiration, the 2025 Share Repurchase Program may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of our Class A common stock purchased as part of the Original 2025 Share Repurchase Program was inclusive of any shares purchased but not settled as of June 30, 2025.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended June 30, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Jennifer Hanson Chief People Officer	June 4, 2025	Up to 27,978 shares to be sold(2)	July 6, 2026

(1)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Hanson’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed, furnished, or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.1#	Offer Letter, dated October 17, 2023, by and between the Registrant and Ismail Elshareef.					X
10.2#	Relocation Repayment Agreement, dated October 17, 2023, by and between the Registrant and Ismail Elshareef.					X
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

CarGurus, Inc.

Date: August 7, 2025	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)