Form 10-Q
period 2025-09-30
CarGurus, Inc.
filed 2025-11-06
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 81,236,954 shares of Class A common stock, $0.001 par value per share, and 14,216,250 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
our ability to successfully implement our plan to wind down CarOffer, LLC, or CarOffer, including the Dealer-to-Dealer and Instant Max Cash Offer products, or the CarOffer Transactions Business, including delays or other problems arising from the activities concerning the intended wind-down;
•
the expected costs and timing of our plan to wind down CarOffer, including the CarOffer Transactions Business;
•
our ability to achieve expected organizational efficiencies after the successful wind-down of CarOffer, including the CarOffer Transactions Business;
•
disruptions in our operations and relationships with dealers, customers, vendors, contractors, and employees resulting from our plan to wind down CarOffer, including the CarOffer Transactions Business;
•
our ability to deliver quality leads at a high volume for our dealer customers and to provide the highest return on a dealer’s investment;
•
our expectations for Sell My Car (formerly known as Sell My Car - Top Dealer Offers) as well as our digital retail offerings and continued investments;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$178,834	$304,193
Accounts receivable, net of allowance for doubtful accounts of $1,186 and $788, respectively	39,612	44,248
Inventory	—	338
Prepaid expenses, prepaid income taxes, and other current assets	36,078	27,868
Deferred contract costs	14,843	12,523
Restricted cash	21	2,036
Total current assets	269,388	391,206
Property and equipment, net	132,934	130,010
Intangible assets, net	3,493	11,767
Goodwill	28,409	46,167
Operating lease right-of-use assets	116,665	121,484
Deferred tax assets	92,706	106,672
Deferred contract costs, net of current portion	12,842	13,196
Other non-current assets	4,035	4,034
Total assets	$660,472	$824,536
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,350	$26,410
Accrued expenses, accrued income taxes, and other current liabilities	30,546	35,975
Deferred revenue	23,643	21,661
Operating lease liabilities	9,317	9,005
Total current liabilities	93,856	93,051
Operating lease liabilities	183,944	183,739
Deferred tax liabilities	26	26
Other non–current liabilities	7,197	6,031
Total liabilities	285,023	282,847
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 81,908,990 and 89,002,571 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	82	89
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,216,250 and 14,986,745 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	14	15
Additional paid-in capital	6,776	169,013
Retained earnings	367,187	375,119
Accumulated other comprehensive income (loss)	1,390	(2,547)
Total stockholders’ equity	375,449	541,689
Total liabilities and stockholders’ equity	$660,472	$824,536

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Marketplace	$231,653	$204,019	$665,886	$586,405
Wholesale	2,249	12,107	16,271	41,351
Product	4,794	15,232	15,730	38,090
Total revenue	238,696	231,358	697,887	665,846
Cost of revenue (1)
Marketplace	16,946	13,521	46,755	41,051
Wholesale (2)	3,366	20,415	17,883	47,272
Product	4,852	14,871	15,628	37,567
Total cost of revenue	25,164	48,807	80,266	125,890
Gross profit	213,532	182,551	617,621	539,956
Operating expenses
Sales and marketing	89,368	81,216	260,421	245,801
Product, technology, and development	36,316	36,359	106,936	108,484
General and administrative	28,463	28,187	82,305	83,682
Impairments	—	7,026	29,633	134,501
Depreciation and amortization	4,711	2,329	13,053	7,354
Total operating expenses	158,858	155,117	492,348	579,822
Income (loss) from operations	54,674	27,434	125,273	(39,866)
Other income, net
Interest income	2,292	2,717	7,524	9,063
Other (expense) income, net	(399)	(94)	(271)	122
Total other income, net	1,893	2,623	7,253	9,185
Income (loss) before income taxes	56,567	30,057	132,526	(30,681)
Provision for (benefit from) income taxes	11,850	7,546	26,421	(5,772)
Net income (loss)	$44,717	$22,511	$106,105	$(24,909)
Net income (loss) per share attributable to common stockholders (Note 12)
Basic	$0.46	$0.22	$1.06	$(0.24)
Diluted	$0.45	$0.21	$1.04	$(0.24)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders
Basic	98,170,081	103,321,988	100,033,516	104,769,518
Diluted	99,722,575	105,059,283	101,640,190	104,769,518
(1)
For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, cost of revenue includes depreciation and amortization expense of $2,645, $2,849, $7,539, and $10,968, respectively.
(2)
For the three months ended September 30, 2025, there was no impairment recorded in cost of revenue. For the three months ended September 30, 2024 and for the nine months ended September 30, 2025 and 2024, cost of revenue includes impairment of $9,750, $2,919, and $9,930, respectively.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$44,717	$22,511	$106,105	$(24,909)
Other comprehensive income
Foreign currency translation adjustment	20	1,382	3,937	580
Comprehensive income (loss)	$44,737	$23,893	$110,042	$(24,329)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050
Net income	—	$—	—	$—	$—	$22,343	$—	$22,343
Stock–based compensation expense	—	—	—	—	14,883	—	—	14,883
Issuance of common stock upon exercise of stock options	1,500	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	630,591	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(216,786)	—	—	—	(6,343)	—	—	(6,343)
Repurchase of common stock	(11,004)	—	—	—	42	(187)	—	(145)
Foreign currency translation adjustment	—	—	—	—	—	—	2,679	2,679
Balance as of June 30, 2025	84,738,943	$85	14,216,250	$14	$15,366	$418,642	$1,370	$435,477
Net income	—	$—	—	$—	$—	$44,717	$—	$44,717
Stock–based compensation expense	—	—	—	—	14,365	—	—	14,365
Issuance of common stock upon exercise of stock options	3,720	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	623,078	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(223,102)	—	—	—	(7,526)	—	—	(7,526)
Repurchase of common stock	(3,233,649)	(3)	—	—	(15,454)	(96,172)	—	(111,629)
Foreign currency translation adjustment	—	—	—	—	—	—	20	20
Balance as of September 30, 2025	81,908,990	$82	14,216,250	$14	$6,776	$367,187	$1,390	$375,449

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2023	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	21,301	—	21,301
Stock–based compensation expense	—	—	—	—	17,649	—	—	17,649
Issuance of common stock upon exercise of stock options	36,455	—	—	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	615,383	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(213,042)	—	—	—	(5,097)	—	—	(5,097)
Repurchase of common stock	(3,538,194)	(4)	—	—	(81,751)	—	—	(81,755)
Foreign currency translation adjustment	—	—	—	—	—	—	(599)	(599)
Balance as of March 31, 2024	89,075,845	$89	15,999,173	$16	$194,309	$375,448	$(1,500)	$568,362
Net loss	—	$—	—	$—	$—	$(68,721)	$—	$(68,721)
Stock-based compensation expense	—	—	—	—	17,198	—	—	17,198
Issuance of common stock upon exercise of stock options	54,382	—	—	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	803,405	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(273,422)	—	—	—	(6,291)	—	—	(6,291)
Repurchase of common stock	(2,654,807)	(3)	—	—	(61,791)	—	—	(61,794)
Other(1)	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	(203)	(203)
Balance at June 30, 2024	87,005,403	$87	15,999,173	$16	$146,946	$306,727	$(1,703)	$452,073
Net income	—	$—	—	$—	$—	$22,511	$—	$22,511
Stock-based compensation expense	—	—	—	—	16,994	—	—	16,994
Issuance of common stock upon exercise of stock options	58,922	—	—	—	49	—	—	49
Issuance of common stock upon vesting of restricted stock units	676,910	1	—	—	(1)	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	(236,722)	—	—	—	(5,986)	—	—	(5,986)
Repurchase of common stock	(164,301)	—	—	—	(3,550)	—	—	(3,550)
Conversion of common stock	241,935	—	(241,935)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,382	1,382
Balance at September 30, 2024	87,582,147	$88	15,757,238	$16	$154,452	$329,238	$(321)	$483,473
(1)
As of June 30, 2024, the Company recognized an immaterial adjustment to goodwill and additional paid-in-capital associated with the acquisitions of its equity interests in CarOffer, LLC.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$106,105	$(24,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,592	18,322
Currency gain on foreign denominated transactions	(446)	(234)
Other non-cash income, net	(101)	(816)
Deferred taxes	13,966	(47,344)
Provision for doubtful accounts	2,047	1,534
Stock-based compensation expense	38,552	46,614
Amortization of deferred financing costs	387	387
Amortization of deferred contract costs	11,986	10,241
Impairments	32,552	144,431
Changes in operating assets and liabilities
Accounts receivable	3,404	(5,393)
Inventory	338	149
Prepaid expenses, prepaid income taxes, and other assets	(8,452)	7,093
Deferred contract costs	(13,707)	(11,307)
Accounts payable	4,227	10,770
Accrued expenses, accrued income taxes, and other liabilities	(6,058)	(2,568)
Deferred revenue	1,933	555
Lease obligations	4,838	32,232
Net cash provided by operating activities	212,163	179,757
Investing Activities
Purchases of property and equipment	(5,185)	(64,937)
Capitalization of website development costs	(17,447)	(15,314)
Purchases of short-term investments	—	(494)
Sale of short-term investments	—	21,218
Advance payments to customers, net of collections	—	259
Net cash used in investing activities	(22,632)	(59,268)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	429	75
Payment of withholding taxes on net share settlements of restricted stock units	(22,704)	(17,391)
Repurchases of common stock	(294,887)	(146,180)
Payment of excise tax for repurchase of common stock	(682)	—
Payment of finance lease obligations	(60)	(56)
Change in gross advance payments received from third-party transaction processor	(1,084)	(704)
Net cash used in financing activities	(318,988)	(164,256)
Impact of foreign currency on cash, cash equivalents, and restricted cash	2,083	582
Net decrease in cash, cash equivalents, and restricted cash	(127,374)	(43,185)
Cash, cash equivalents, and restricted cash at beginning of period	306,229	293,926
Cash, cash equivalents, and restricted cash at end of period	$178,855	$250,741
Supplemental disclosure of cash flow information
Cash paid for income taxes	$17,720	$36,959
Cash paid for operating lease liabilities	$14,453	$11,213
Cash paid for interest	$490	$611
Supplemental noncash disclosure of cash flow information
Unpaid purchases of property and equipment and capitalized hosting arrangements	$1,171	$6,592
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$5,234	$5,227
Unpaid withholding taxes on net share settlement of restricted stock units	$275	$120
Unpaid repurchases of common stock	$454	$—
Unpaid excise tax on repurchases of common stock	$2,298	$2,503
Obtaining a right-of-use asset in exchange for an operating lease liability	$1,139	$(5,029)

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

On August 6, 2025, the Board of Directors of the Company determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, LLC (“CarOffer”), including the Dealer-to-Dealer and Instant Max Cash Offer products (the “CarOffer Transactions Business”). Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, the Company will continue to deliver AI-powered inventory intelligence through its insights platform and enable consumer vehicle sourcing at scale through Sell My Car (formerly known as Sell My Car - Top Dealer Offers) and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves. Refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements (as defined below) for further information.

The Company operates principally in the U.S., where it also operates the Autolist online marketplace and the CarOffer online wholesale platform as independent brands. The Company also operates online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K. it also operates the PistonHeads online marketplace as an independent brand.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. and it has two reportable segments, U.S. Marketplace and Digital Wholesale. Refer to Note 14 of the Unaudited Condensed Consolidated Financial Statements for further segment reporting and geographic information.

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

During the three months ended June 30, 2025, the Company identified a triggering event requiring an interim impairment test at the CarOffer reporting unit due to the sustained low volume of the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the applicable period within the Digital Wholesale segment (“Transactions”) and a delay in the business’s expected return to growth. During the three months ended June 30, 2025, the Company performed an updated fair value analysis of the CarOffer reporting unit, which indicated an excess of carrying value over fair value of the CarOffer reporting unit and resulted in a full impairment of the remaining goodwill and a partial impairment of other long-lived assets within the CarOffer reporting unit. During the three months ended September 30, 2025, there was no additional impairment related to the CarOffer reporting unit. For further discussion of impairments related to the CarOffer reporting unit, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2025, a payment processor for several hundred dealer accounts represented 10.9% of net accounts receivable and other receivables. The related accounts receivable balance included unbilled and billed receivables that are not past due. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor, as well as a decrease in the total accounts receivable, net balance as of September 30, 2025. The remainder of the accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to accounts receivable. As of December 31, 2024, there was no concentration in excess of 10% of net accounts receivable and other receivables.

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of total revenue.

As of September 30, 2025 and December 31, 2024, $13,690 and $13,213, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both dealers and advertising customers invoiced in the period subsequent to services being rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2025, there have been no material changes, other than as noted below, in the Company’s significant accounting policies, which are detailed in the Annual Report.

Restructuring Costs

The Company has incurred restructuring costs in connection with the wind-down of CarOffer and evaluates these costs under ASC 420, Exit or Disposal Cost Obligations. The Company’s restructuring costs consist primarily of severance and other employee-related costs and contract termination charges. The Company recognizes severance and other employee-related costs under a one-time arrangement when management has committed to a plan and communicated the severance plan to employees. If future service is not required beyond the minimum retention period, the costs are recognized immediately. If future service is required, the costs are recognized ratably over the future service period. The Company recognizes contract termination costs when a contract is terminated in accordance with the contract terms. If costs will continue to be incurred under a contract for its remaining term without economic benefit to the contracting party, these costs are recognized at the cease-use date. Restructuring costs are recognized as cost of revenue or as an operating expense within the Unaudited Condensed Consolidated Income Statements.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2025, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

In September 2025 the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the guidance to reflect the evolution of software development from a sequential to an agile development method. ASU 2025-06 removes all references to project development stages to reflect this change in software development and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. ASU 2025-06 does not change what internal-use software costs can be capitalized or when such capitalization ceases. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 may be adopted either prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the impact of ASU 2025-06 on its future consolidated financial statements and related disclosures.

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

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company expects ASU 2023-09 to result in additional disclosures following adoption but does not expect an impact on its financial position or results of operations.

3. Revenue Recognition

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, revenue from contracts with customers by services and products was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketplace	$231,653	$204,019	$665,886	$586,405
Dealer-to-Dealer	3,455	13,876	19,302	47,867
Instant Max Cash Offer	3,588	13,463	12,699	31,574
Total	$238,696	$231,358	$697,887	$665,846

The Company provides disaggregation of revenue by services and products, by income statement presentation, by segment, and by geographic region.

Revenue by services and products is disaggregated by (i) marketplace services, (ii) Dealer-to-Dealer services and products, and (iii) Instant Max Cash Offer (“IMCO”) services and products, as disclosed above.

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

Revenue by segment is disaggregated by (i) U.S. Marketplace and (ii) Digital Wholesale segments, as disclosed in Note 14 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are included in the U.S. Marketplace segment and in the Other category of segment reporting. Dealer-to-Dealer and IMCO services and products are included in the Digital Wholesale segment.

Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions as disclosed in Note 14 of the Unaudited Condensed Consolidated Financial Statements. Marketplace services are provided in the U.S. and International regions. Dealer-to-Dealer and IMCO services and products are provided in the U.S. region.

The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant quarter end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2025, was approximately $77.1 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2025. For performance obligations not satisfied as of September 30, 2025, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2025.

For the three months ended September 30, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $23,395 and $21,785, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21,661 and $21,322, respectively.

4. Fair Value of Financial Instruments

As of September 30, 2025 and December 31, 2024, assets measured at fair value on a recurring basis consisted of the following:

	As of September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents
Mutual funds	$47,848	$—	$—	$47,848
Total	$47,848	$—	$—	$47,848

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Cash equivalents
Mutual funds	$165,074	$—	$—	$165,074
Total	$165,074	$—	$—	$165,074

5. Property and Equipment, Net

As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Capitalized equipment	$7,820	$7,880
Capitalized internal-use software	22,042	20,060
Capitalized website development	60,142	56,877
Furniture and fixtures	10,252	13,960
Leasehold improvements	85,968	95,691
Construction in progress	625	—
Finance lease right-of-use assets	—	155
	186,849	194,623
Less accumulated depreciation and amortization	(53,915)	(64,613)
Total	$132,934	$130,010

During the nine months ended September 30, 2025, capitalized internal-use software increased $1,982. The increase was primarily due to $4,955 of additions. The increase was offset in part by the write-off of $2,204 of Digital-Wholesale assets and $769 of impairments of the Digital Wholesale segment capitalized internal-use software.

During the nine months ended September 30, 2025, capitalized website development costs increased $3,265. The increase was primarily due to $21,462 of additions. The increase was offset in part by the write-off of $13,396 of Digital Wholesale assets and $4,801 of impairments of the Digital Wholesale segment capitalized website development costs.

During the nine months ended September 30, 2025, furniture and fixtures and leasehold improvements decreased $3,708 and $9,723, respectively, primarily due to disposals of fully depreciated assets within the U.S. Marketplace segment related to the expiration of the lease of office space at 55 Cambridge Parkway.

During the nine months ended September 30, 2025, accumulated depreciation decreased $10,698 due primarily to the write-off of accumulated depreciation related to the impairments of CarOffer reporting unit assets in the Digital Wholesale segment. The Company wrote off $2,204 and $13,396 of accumulated amortization related to the capitalized internal-use software costs and capitalized website development costs, respectively.

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, and impairments, was $6,543, $4,669, $18,762, and $15,174, respectively.

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

As discussed below, for the three months ended June 30, 2025, the Company recognized impairments of CarOffer right-of-use assets, capitalized hosting arrangements, capitalized internal-use software, and capitalized website development assets of $499, $291, $769, and $4,801, respectively, to reduce the assets carrying value to fair value. The Company also recognized impairments of the CarOffer brand intangible asset of $6,624 to reduce the carrying value to its fair value. All other long-lived assets’ carrying value were at or below fair value. Subsequent to performing the impairment assessment of its long-lived assets, the Company then assessed goodwill included in the CarOffer reporting unit, resulting in an impairment charge of $19,568 to reduce the carrying value of the CarOffer goodwill to a fair value of zero. See below for further details of each impairment charge. Accordingly, for the three months ended June 30, 2025, the Company recognized a $32,552 impairment to the CarOffer reporting unit in the Digital Wholesale segment. During the three months ended September 30, 2025, there was no additional impairment related to the CarOffer reporting unit.

During the nine months ended September 30, 2025, the Company determined that there were no indicators of impairment for the U.S. Marketplace or U.K. Marketplace reporting units and therefore an interim impairment assessment was not performed for these reporting units.

Right-of-Use Assets

In connection with the three months ended June 30, 2025 triggering event discussed above, the Company assessed the right-of-use assets associated with CarOffer’s Addison, Texas lease for impairment.

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

During the three months ended June 30, 2025, a non-cash impairment charge of $499 was allocated to the right-of-use assets in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

Capitalized Hosting Arrangements, Capitalized Internal-Use Software, and Capitalized Website Development

In connection with the three months ended June 30, 2025 triggering event discussed above, the Company assessed the capitalized hosting arrangements, capitalized internal-use software, and capitalized website development for impairment.

The Company made the determination not to estimate fair value and instead to impair the entire balance of the capitalized hosting arrangements asset as it was not yet placed into service and will not be used. During the three months ended June 30, 2025, a non-cash impairment charge of $291 was allocated to the capitalized hosting arrangements in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

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

During the three months ended June 30, 2025, a non-cash impairment charge of $769 was allocated to capitalized internal-use software costs in the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

During the three months ended June 30, 2025, non-cash impairment charges of $2,919 and $1,882 were allocated to the capitalized website development costs in the CarOffer asset group, which were recognized within wholesale cost of revenue and impairment operating expense, respectively, in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment.

Other Intangible Assets

The Company determined that there were no indicators of impairment related to other intangible assets for the U.S. Marketplace or U.K. Marketplace reporting units and therefore an interim impairment assessment was not performed at June 30, 2025, for these reporting units.

In connection with the three months ended June 30, 2025 triggering event discussed above, the Company evaluated the CarOffer brand intangible asset for impairment.

The Company estimated fair value using market participant assumptions and the relief from royalty method, with key inputs including forecasted revenue, royalty rate, discount rate, and useful life. The fair value measurement is categorized as Level 3 within the fair value hierarchy as there are significant unobservable inputs utilized in the valuation technique.

During the three months ended June 30, 2025, a non-cash impairment charge of $6,624 was allocated to the brand intangible asset for the CarOffer asset group, which was recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements in the Digital Wholesale segment. The impairment charge reduced the carrying amount for the brand intangible asset for the CarOffer reporting unit to its fair value.

As of September 30, 2025 and December 31, 2024, intangible assets, exclusive of assets that have been retired, consisted of the following:

	As of September 30, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brand	3.7	$9,178	$(5,685)	$3,493
Customer relationships	—	1,870	(1,870)	—
Developed technology	—	1,565	(1,565)	—
Total		$12,613	$(9,120)	$3,493

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Brand	6.1	$24,559	$(12,792)	$11,767
Customer relationships	—	19,870	(19,870)	—
Developed technology	—	64,565	(64,565)	—
Total		$108,994	$(97,227)	$11,767
(1)
During the year ended December 31, 2024, the Company recorded $7,538 of impairment charges for the brand intangible asset related to the CarOffer reporting unit in the Digital Wholesale segment and accordingly adjusted the gross carrying amount of the asset.

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, amortization of intangible assets was $813, $509, $1,830, and $3,148, respectively.

For the three months ended September 30, 2025, there was no impairment for intangible assets. For the nine months ended September 30, 2025, the Company impaired $6,624 of Digital Wholesale segment intangible assets within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three months ended September 30, 2024, there was no impairment for intangible assets. For the nine months ended September 30, 2024, the Company impaired $7,538 of Digital Wholesale segment intangible assets within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements.

As of September 30, 2025, estimated amortization expense of intangible assets for future periods is as follows:

Year Ending December 31,	Amortization Expense
Remainder of 2025	$240
2026	959
2027	959
2028	959
2029	368
Thereafter	8
Total	$3,493

Goodwill

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

As of September 30, 2025, changes in the carrying value of goodwill were as follows:

	U.S. Marketplace	Digital Wholesale	Other	Total
Balance as of December 31, 2024	$12,477	$19,568	$14,122	$46,167
Impairment of goodwill	—	(19,568)	—	(19,568)
Foreign currency translation adjustment	—	—	1,810	1,810
Balance as of September 30, 2025	$12,477	$—	$15,932	$28,409

As of September 30, 2025, the accumulated impairment losses of goodwill were $134,774. As of December 31, 2024, the accumulated impairment losses of goodwill were $115,206.

Impairments Summary

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, impairments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of Revenue
Capitalized website development	$—	$9,750	$2,919	$9,930
Total impairments in cost of revenue	$—	$9,750	$2,919	$9,930

Operating Expense
Capitalized hosting arrangements	$—	$974	$291	$974
Capitalized internal-use software	—	—	769	—
Capitalized website development	—	5,833	1,882	5,833
Intangible assets	—	—	6,624	7,538
Goodwill	—	—	19,568	115,206
Right-of-use assets	—	—	499	4,731
Furniture and fixtures	—	219	—	219
Total impairments in operating expense	$—	$7,026	$29,633	$134,501

Total	$—	$16,776	$32,552	$144,431

7. Restructuring Expenses

On August 6, 2025, the Board of Directors of the Company determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, including the CarOffer Transactions Business. Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, the Company will continue to deliver AI-powered inventory intelligence through its insights platform and enable consumer vehicle sourcing at scale through Sell My Car (formerly known as Sell My Car - Top Dealer Offers) and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

The Company has begun to wind down CarOffer and expects to substantially complete the wind-down activities by the end of 2025. As a result of the wind-down, the Company expects to incur approximately $5.0 million to $6.0 million of one-time restructuring costs, including severance and other employee-related costs and contract termination charges within the Digital Wholesale segment. A significant portion of the cash payments are expected to be paid in the remainder of 2025, with the remaining expected to be paid in the first half of 2026.

For the three and nine months ended September 30, 2025, one-time restructuring costs were recognized within the Digital Wholesale segment in the Unaudited Condensed Consolidated Income Statements as follows:

One-time Restructuring Costs
Cost of Revenue	$392
Sales and marketing expense	1,424
Product, technology, and development expense	1,189
General and administrative expense	798
Total	$3,803

As of September 30, 2025, changes in the one-time restructuring related liability recognized within accrued expenses, accrued income taxes, and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets were as follows:

Restructuring Liability
Balance as of July 1, 2025	$—
Charges	3,803
Cash Disbursements	(1,197)
Balance as of September 30, 2025	$2,606

8. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of September 30, 2025 and December 31, 2024, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Accrued bonus	$8,390	$17,377
Accrued commissions	4,431	4,818
Accrued payroll	4,915	3,215
Other accrued expenses, accrued income taxes, and other current liabilities	12,810	10,565
Total	$30,546	$35,975

The decrease of $8,987 in accrued bonus was due primarily to the payout of the remaining 2024 bonus during the three months ended March 31, 2025, offset in part by bonus accruals.

9. Debt

As of September 30, 2025 and December 31, 2024, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2025.

As of September 30, 2025, there were no borrowings and $9,385 in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,615. During the nine months ended September 30, 2025, $522 in letters of credit under the 2022 Revolver Sub-facility, related to the Company’s previous Cambridge lease, expired. As of December 31, 2024, there were no borrowings and $9,907 in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390,093.

As of September 30, 2025 and December 31, 2024, deferred financing costs were $1,025 and $1,412, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, amortization expense associated with deferred financing costs was immaterial.

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, commitment fees under the 2022 Revolver were immaterial.

10. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2025, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of September 30, 2025, there were no material changes in the Company’s leases from those disclosed in the Annual Report.

Letters of Credit

As of September 30, 2025 and December 31, 2024, $9,385 and $9,907, respectively, in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

Restricted Cash

As of September 30, 2025 and December 31, 2024, restricted cash was $21 and $2,036, respectively, and related to pass-through payments from dealers related to the Company’s Digital Wholesale business. As of September 30, 2025 and December 31, 2024, all restricted cash was classified as a current asset, as disclosed in the Unaudited Condensed Consolidated Balance Sheets.

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

11. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, stock-based compensation expense by award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$67	$556	$203	$1,702
Restricted stock units	12,560	14,899	38,349	45,132
Total	$12,627	$15,455	$38,552	$46,834

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, stock-based compensation expense was recognized in the Company’s Unaudited Condensed Consolidated Income Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$75	$96	$213	$387
Sales and marketing expense	2,781	3,017	8,593	9,141
Product, technology, and development expense	5,393	6,164	16,500	18,165
General and administrative expense	4,378	6,178	13,246	19,141
Total	$12,627	$15,455	$38,552	$46,834

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, stock-based compensation expense excluded $1,738, $1,539, $5,234, and $5,227, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

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

During the three months ended September 30, 2025, the Company repurchased and retired 3,233,649 shares of its Class A common stock for $110,696, exclusive of commissions and excise tax, at an average cost of $34.23 per share, under the 2025 Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased and retired 9,164,088 shares of its Class A common stock for $295,224, exclusive of commissions and excise tax, at an average cost of $32.22 per share, under the 2025 Share Repurchase Program. As of September 30, 2025, the Company had remaining authorization to purchase up to $54,776 of its Class A common stock under the 2025 Share Repurchase Program.

During the three months ended September 30, 2024, the Company repurchased and retired 164,301 shares of its Class A common stock for $3,700, exclusive of commissions and excise tax, at an average cost of $22.52 per share, under the 2024 Share Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased and retired 6,357,302 shares of its Class A common stock for $146,117, exclusive of commissions and excise tax, at an average cost of $22.98 per share, under the 2024 Share Repurchase Program. As of December 31, 2024, the 2024 Share Repurchase Program expired.

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

During the three months ended September 30, 2025, no shares of Class B common stock were converted into Class A common stock. During the nine months ended September 30, 2025, 770,495 shares of Class B common stock were converted into Class A common stock. During the three and nine months ended September 30, 2024, 241,935 shares of Class B common stock were converted into Class A common stock. During the year ended December 31, 2024, 1,012,428 shares of Class B common stock were converted into Class A common stock.

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

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$44,717	$22,511	$106,105	$(24,909)
Denominator
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	98,170,081	103,321,988	100,033,516	104,769,518
Dilutive effect of share equivalents resulting from stock options	13,157	108,869	16,314	—
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,539,337	1,628,426	1,590,360	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	99,722,575	105,059,283	101,640,190	104,769,518
Net income (loss) per share attributable to common stockholders
Basic	$0.46	$0.22	$1.06	$(0.24)
Diluted	$0.45	$0.21	$1.04	$(0.24)

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	360,751	506,554	360,751	701,884
Restricted stock units outstanding	36,165	512,198	82,588	6,264,428

13. Income Taxes

During the three and nine months ended September 30, 2025 and during the three months ended September 30, 2024, the Company recognized an income tax provision of $11,850, $26,421, and $7,546, respectively, representing an effective tax rate of 20.9%, 19.9%, and 25.1%, respectively. During the nine months ended September 30, 2024, the Company recognized an income tax benefit of $5,772, representing an effective tax rate of 18.8%.

The effective tax rate for the three months ended September 30, 2025 and for the nine months ended September 30, 2025, was lower than the statutory tax rate of 21% principally due to windfall tax benefits and federal and state research development tax credits, which were partially offset by state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits.

The effective tax rate for the three months ended September 30, 2024, was greater than the statutory tax rate of 21% principally due to state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits, partially offset by federal and state research development tax credits. The effective tax rate for the nine months ended September 30, 2024, was less than the statutory tax rate of 21% principally due to federal and state research and development tax credits, stock-based compensation windfalls, and the discrete tax benefit associated with the impairment charges, partially offset by state and local income taxes, the Section 162(m) excess officer compensation limitation, and non-deductible meals and commuter fringe benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. The OBBBA includes a provision which allows for immediate expensing of domestic research costs and accelerated amortization of previously capitalized domestic research costs. For the nine months ended September 30, 2025, the Company has incorporated the change into its provision for income taxes. Accordingly, the change has decreased deferred tax assets and increased prepaid expenses, prepaid income taxes, and other current assets within the Unaudited Condensed Consolidated Balance Sheets. The OBBBA did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025. The Company does not expect the OBBBA to have a material impact on its future effective tax rate. The Company will continue to monitor developments related to OBBBA and will update its disclosures as appropriate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various foreign jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2021 and forward generally remain open for examination for federal, state, and foreign tax purposes.

14. Segment and Geographic Information

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

Revenue and costs discretely incurred by reportable segments, including depreciation and amortization, are included in the calculation of reportable segment income (loss) from operations. During the three months ended September 30, 2025, the Company reallocated certain expenses from the Digital Wholesale segment to the U.S. Marketplace segment to reflect the ongoing costs that will continue following the CarOffer wind-down.

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

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, segment revenue, significant segment expenses, segment depreciation and amortization, segment income (loss) from operations, and the reconciliation from segment income (loss) from operations to total income (loss) before income taxes were as follows:

	Three Months Ended September 30,
	2025
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$210,441	$7,043	$217,484
Total segment revenue	$210,441	$7,043	$217,484

Reconciliation of Revenue
Other revenue			21,212
Total revenue			$238,696

Less
Cost of revenue(1)	15,284	8,218	23,502
Sales and marketing	72,900	2,329	75,229
Depreciation and amortization	3,786	843	4,629
Other segment items	57,462	5,094	62,556
Total segment expenses	149,432	16,484	165,916
Total segment income (loss) from operations	61,009	(9,441)	51,568

Reconciliation of segment income (loss) from operations to income from operations
Other operating income			3,106
Total income from operations			54,674

Reconciliation of total income from operations to total income before income taxes
Total other income, net			1,893
Total income before income taxes			$56,567
(1)
For the three months ended September 30, 2025, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $2,167 and $205, respectively.

	Three Months Ended September 30,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$187,253	$27,339	$214,592
Total segment revenue	$187,253	$27,339	$214,592

Reconciliation of Revenue
Other revenue			16,766
Total revenue			$231,358

Less
Cost of revenue(1)(2)	11,985	35,286	47,271
Sales and marketing	66,185	4,372	70,557
Depreciation and amortization	1,770	482	2,252
Other segment items(3)	56,903	12,516	69,419
Total segment expenses	136,843	52,656	189,499
Total segment income (loss) from operations	50,410	(25,317)	25,093

Reconciliation of segment income (loss) from operations to loss from operations
Other operating income			2,341
Total income from operations			27,434

Reconciliation of total loss from operations to total loss before income taxes
Total other income, net			2,623
Total income before income taxes			$30,057
(1)
For the three months ended September 30, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $824 and $1,804, respectively.
(2)
For the three months ended September 30, 2024, Digital Wholesale cost of revenue includes impairment of $9,750. For further discussion of impairments, refer to Note 6 of the consolidated financial statements included within the Annual Report.
(3)
For the three months ended September 30, 2024, Digital Wholesale other segment items includes impairment of $7,026. For further discussion of impairments, refer to Note 6 of the consolidated financial statements included within the Annual Report.

	Nine Months Ended September 30,
	2025
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$608,321	$32,001	$640,322
Total segment revenue	$608,321	$32,001	$640,322

Reconciliation of Revenue
Other revenue			57,565
Total revenue			$697,887

Less
Cost of revenue(1)(2)	42,148	33,511	75,659
Sales and marketing	214,889	7,669	222,558
Depreciation and amortization	11,016	1,800	12,816
Other segment items(3)	170,716	41,282	211,998
Total segment expenses	438,769	84,262	523,031
Total segment income (loss) from operations	169,552	(52,261)	117,291

Reconciliation of segment income (loss) from operations to income from operations
Other operating income			7,982
Total income from operations			125,273

Reconciliation of total income from operations to total income before income taxes
Total other income, net			7,253
Total income before income taxes			$132,526
(1)
For the nine months ended September 30, 2025, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $5,717 and $1,085, respectively.
(2)
For the nine months ended September 30, 2025, Digital Wholesale cost of revenue includes impairment of $2,919. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.
(3)
For the nine months ended September 30, 2025, Digital Wholesale other segment items includes impairment of $29,633. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2024
	U.S. Marketplace	Digital Wholesale	Total
Revenue
Revenue from external customers	$540,293	$79,441	$619,734
Total segment revenue	$540,293	$79,441	$619,734

Reconciliation of Revenue
Other revenue			46,112
Total revenue			$665,846

Less
Cost of revenue(1)(2)	37,480	84,839	122,319
Sales and marketing	200,699	15,359	216,058
Depreciation and amortization	4,754	2,369	7,123
Other segment items(3)	170,690	150,689	321,379
Total segment expenses	413,623	253,256	666,879
Total segment income (loss) from operations	126,670	(173,815)	(47,145)

Reconciliation of segment income (loss) from operations to loss from operations
Other operating income			7,279
Total loss from operations			(39,866)

Reconciliation of total loss from operations to total loss before income taxes
Total other income, net			9,185
Total loss before income taxes			$(30,681)
(1)
For the nine months ended September 30, 2024, U.S. Marketplace and Digital Wholesale cost of revenue includes depreciation and amortization expense of $2,824 and $7,634, respectively.
(2)
For the nine months ended September 30, 2024, Digital Wholesale cost of revenue includes impairment expense of $9,930. For further discussion of impairments, refer to Note 6 of the consolidated financial statements included within the Annual Report.
(3)
For the nine months ended September 30, 2024, Digital Wholesale other segment items includes impairment of $134,501. For further discussion of impairments, refer to Note 6 of the consolidated financial statements included within the Annual Report.

As of September 30, 2025 and December 31, 2024, segment assets were as follows:

	As of September 30, 2025(1)	As of December 31, 2024
Segment Assets
U.S. Marketplace	$539,840	$674,138
Digital Wholesale	57,806	108,890
Other	62,826	41,508
Total	$660,472	$824,536
(1)
During the three months ended September 30, 2024, the Company reallocated certain assets from the Digital Wholesale segment to the U.S. Marketplace segment to reflect the ongoing costs that will continue following the CarOffer wind-down.

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, revenue by geographical region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by Geographic Region
U.S.	$217,484	$214,592	$640,322	$619,734
International	21,212	16,766	57,565	46,112
Total	$238,696	$231,358	$697,887	$665,846

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

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages, Real-time Performance Marketing, or RPM, our digital advertising suite, Digital Retail, and Sell My Car (formerly known as Sell My Car - Top Dealer Offers), (ii) advertising revenue from auto manufacturers and other brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from the purchase and sale of vehicles between dealers, or Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions (as defined below). We expect wholesale revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business, as discussed below. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles to dealers that were acquired directly from customers, or Instant Max Cash Offer, or IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration. We expect product revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business, as discussed below.

For the three months ended September 30, 2025, we generated revenue of $238.7 million, a 3% increase from $231.4 million of revenue for the three months ended September 30, 2024. For the three months ended September 30, 2025, we generated net income of $44.7 million and Adjusted EBITDA, a non-GAAP measure, of $78.7 million, compared to net income of $22.5 million and Adjusted EBITDA of $64.9 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, we generated revenue of $697.9 million, a 5% increase from $665.8 million of revenue for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we generated net income of $106.1 million and Adjusted EBITDA, a non-GAAP measure, of $222.3 million, compared to net loss of $24.9 million and Adjusted EBITDA of $170.8 million for the nine months ended September 30, 2024.

See below for more information regarding our use and reconciliation of Adjusted EBITDA.

Wind-Down of CarOffer

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, including the CarOffer Dealer-to-Dealer and Instant Max Cash Offer products, or the CarOffer Transactions Business. Following the broader strategic reassessment, we concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and automation to streamline fulfillment than the model could provide. Following the wind-down, we will continue to deliver AI-powered inventory intelligence through our insights platform and enable consumer vehicle sourcing at scale through Sell My Car (formerly known as Sell My Car - Top Dealer Offers), and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

We have begun to wind down CarOffer and expect to substantially complete the wind-down activities by the end of 2025. During the third quarter of 2025 we lowered our estimate of total expenditures associated with the wind-down, inclusive of amounts incurred to date and those expected through completion, to be in the range of $13.0 million to $15.0 million. As of September 30, 2025, we expect remaining cash expenditures to be in the range of $7.0 million to $9.0 million. A significant portion of the cash payments are expected to be paid in the remainder of 2025, with the remaining expected to be paid in the first half of 2026.

For further discussion of the wind-down, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The estimates of the costs and charges that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, we may incur other costs and charges not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind-down of CarOffer, including the CarOffer Transactions Business.

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

We are subject to evolving privacy laws governing cookies and tracking technologies. Privacy regulations that require user consent for tracking technologies, such as cookies, may limit our ability to collect certain data, which could result in an undercount of actual average monthly unique users. Conversely, interactions with our websites generated by bots and other automated mechanisms may inflate GA4 data, which could lead to an overcount of average monthly unique users.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Unique Users	2025	2024	2025	2024(1)
	(in thousands)		(in thousands)
U.S.	38,249	32,279	35,773	N/A
International	10,175	9,861	10,347	N/A
Total	48,424	42,140	46,120	N/A

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

We are subject to evolving privacy laws governing cookies and tracking technologies. Privacy regulations that require user consent for tracking technologies, such as cookies, may limit our ability to collect certain data, which could result in an undercount of actual average monthly sessions. Conversely, interactions with our websites generated by bots and other automated mechanisms may inflate GA4 data, which could lead to an overcount of average monthly sessions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Sessions	2025	2024	2025	2024(1)
	(in thousands)		(in thousands)
U.S.	89,032	80,370	86,450	N/A
International	20,513	20,423	21,344	N/A
Total	109,545	100,793	107,794	N/A

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

	As of September 30,
Number of Paying Dealers	2025	2024

U.S.	25,743	24,561
International	7,930	7,123
Total	33,673	31,684

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

	Three Months Ended September 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2025	2024
U.S.	$7,742	$7,177
International	$2,375	$2,057
Consolidated	$6,492	$6,038

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report Adjusted EBITDA, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock‑based compensation expense, transaction-related expenses, restructuring expenses, impairments, other income, net, and provision for (benefit from) income taxes.

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
•
Adjusted EBITDA excludes impairments, which include non-cash one-time expenses associated with the impairment of CarOffer as well as impairments of certain other assets, which may have to be replaced in the future;
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

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, the following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable measure calculated in accordance with GAAP for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$44,717	$22,511	$106,105	$(24,909)
Depreciation and amortization	7,356	5,178	20,592	18,322
Stock-based compensation expense	12,627	15,455	38,552	46,834
Transaction-related expenses	206	39	1,486	1,115
Restructuring expenses	3,803	—	3,803	—
Impairments	—	16,776	32,552	144,431
Other income, net	(1,893)	(2,623)	(7,253)	(9,185)
Provision for (benefit from) income taxes	11,850	7,546	26,421	(5,772)
Adjusted EBITDA	$78,666	$64,882	$222,258	$170,836

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue from marketplace revenue, wholesale revenue, and product revenue. Marketplace revenue is included in the U.S. Marketplace segment and Other category of segment reporting. Wholesale revenue and product revenue are included in the Digital Wholesale segment. We generate marketplace revenue from (i) dealer subscriptions to our Listings packages, RPM, our digital advertising suite, Digital Retail, and Sell My Car (formerly known as Sell My Car - Top Dealer Offers), (ii) advertising revenue from auto manufacturers and other brand advertisers, and (iii) revenue from partnerships with financing services companies. We generate wholesale revenue primarily from (x) transaction fees earned from Dealer-to-Dealer transactions, (y) transaction fees earned from the sale of vehicles to dealers that we acquire at other marketplaces, and (z) transaction fees earned from performing inspection and transportation services, inclusive of Dealer-to-Dealer transactions, other marketplace-to-dealer transactions, and IMCO transactions. We expect wholesale revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business. We generate product revenue primarily from (A) aggregate proceeds received from the sale of vehicles that were acquired through IMCO transactions, and (B) proceeds received from the sale of vehicles that were acquired through arbitration. We expect product revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business.

Marketplace Revenue

We offer multiple types of marketplace Listings packages to our dealers for our CarGurus U.S. platform (availability varies on our other marketplaces): Restricted Listings, which is free; and various levels of Listings packages, each of which require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

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

We also offer dealers subscribing to certain of our Listings packages other subscription advertising and customer acquisition products and enhancements such as Sell My Car (formerly known as Sell My Car - Top Dealer Offers), which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Marketplace revenue also consists of non-dealer advertising revenue from auto manufacturers and other brand advertisers sold on a cost-per-thousand impressions basis. An impression is an advertisement loaded on a web page. We also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

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

We expect CarOffer wholesale revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business.

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

We expect CarOffer product revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business.

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

Wholesale Cost of Revenue

Wholesale cost of revenue includes expenses related to supporting and hosting Digital Wholesale service offerings, including Dealer-to-Dealer transactions and vehicles sold to dealers acquired at other marketplaces on the CarOffer Matrix. These expenses include vehicle transportation and inspection expenses; net losses on vehicles related to guarantees offered to dealers through Dealer-to-Dealer transactions; personnel and related expenses for employees directly involved in the fulfillment and support of transactions, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses; amortization of developed technology; amortization and impairment of capitalized website development; one-time restructuring costs; and allocated overhead expenses.

We allocate overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

We expect CarOffer wholesale cost of revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business.

Product Cost of Revenue

Product cost of revenue includes expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration. These expenses include the cost of the vehicle and transportation expenses.

We expect CarOffer product cost of revenue to decrease and cease by the end of 2025 due to the wind-down of CarOffer, including the CarOffer Transactions Business.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; consulting services; software subscription expenses; travel expenses; amortization of capitalized hosting arrangements; one-time restructuring costs; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness, inclusive of an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

Product, Technology, and Development

Product, technology, and development expense consists primarily of personnel and related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; consulting services; one-time restructuring costs; and allocated overhead expenses. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expense to increase from quarter to quarter as we invest in additional engineering resources to develop innovative new solutions and make improvements to our existing platform, offset in part by an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

General and Administrative

General and administrative expense consists primarily of personnel and related expenses for our executive, finance, legal, people and talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; one-time restructuring costs; and allocated overhead expenses. General and administrative expense is expensed as incurred. We expect general and administrative expense to increase as we continue to scale our business, partly offset by an expected decrease in expense after the wind-down of CarOffer, including the CarOffer Transactions Business, is completed.

Impairments

During the three months ended June 30, 2025, we identified a triggering event that required an interim impairment test at CarOffer due to the sustained low volume of the number of vehicles processed from car dealers, consumers, and other marketplaces through the CarOffer website within the applicable period within the Digital Wholesale segment, which we refer to as Transactions, and a delay in the business’s expected return to growth. We performed an updated fair value analysis of CarOffer, and subsequently recognized impairment losses of $0.5 million, $0.3 million, $0.8 million, $4.8 million, $6.6 million, and $19.6 million for right-of-use assets, capitalized hosting arrangements, capitalized internal-use software, capitalized website development costs, intangible assets, and goodwill, respectively. For the three months ended September 30, 2025, we did not recognize any Digital Wholesale segment impairment charges related to CarOffer. For the nine months ended September 30, 2025, we recognized Digital Wholesale segment impairment charges related to CarOffer of $29.6 million as impairment operating expense.

For further discussion of 2025 impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the three months ended June 30, 2024, we identified a triggering event for impairment testing purposes at CarOffer due to organizational changes and Transaction volume declines, which resulted in revisions to our financial projections for CarOffer. As a result, we performed an updated fair value analysis of CarOffer, and subsequently recognized impairment losses of $4.7 million, $7.6 million, and $115.2 million for right-of-use assets, intangible assets, and goodwill, respectively. For the three months ended September 30, 2024, there were no impairment losses recognized related to CarOffer. For the nine months ended September 30, 2024, we recognized Digital Wholesale segment impairment charges related to CarOffer of $127.5 million as impairment operating expense.

During the three months ended September 30, 2024, we decided to end our CG Buy Online pilot in order to redirect those resources toward other investment opportunities, including continued product innovation and development across our business. The CG Buy Online pilot was one of the initiatives that allowed consumers to purchase vehicles online. As a result, we recognized impairment losses of $15.8 million, $0.5 million, and $0.5 million for property and equipment, net, prepaid expenses, prepaid income taxes and other current assets, and other non-current assets, respectively. For both the three and nine months ended September 30, 2024, we recognized Digital Wholesale segment impairment charges related to CG Buy Online of $9.8 million and $7.0 million as wholesale cost of revenue and goodwill and other asset impairment operating expense, respectively.

For further discussion of 2024 impairments, refer to Note 6 of the consolidated financial statements included within the Annual Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, as well as foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended September 30, 2025 and 2024, and for the nine months ended September 30, 2025, a provision for income taxes was recognized as a result of the consolidated taxable income position. For the nine months ended September 30, 2024, a benefit from income taxes was recognized as a result of the discrete tax benefit associated with the impairment charge and our consolidated taxable loss position.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. The OBBBA includes a provision which allows for immediate expensing of domestic research costs and accelerated amortization of previously capitalized domestic research costs. For the nine months ended September 30, 2025, we have incorporated the change into our provision for income taxes. Accordingly, the change has decreased deferred tax assets and increased prepaid expenses, prepaid income taxes, and other current assets within the Unaudited Condensed Consolidated Balance Sheets. The OBBBA did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2025. We do not expect the OBBBA to have a material impact on our future effective tax rate. We will continue to monitor developments related to OBBBA and will update our disclosures as appropriate.

Results of Operations

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenue
Marketplace	$231,653	$204,019	$665,886	$586,405
Wholesale	2,249	12,107	16,271	41,351
Product	4,794	15,232	15,730	38,090
Total revenue	238,696	231,358	697,887	665,846
Cost of revenue
Marketplace	16,946	13,521	46,755	41,051
Wholesale	3,366	20,415	17,883	47,272
Product	4,852	14,871	15,628	37,567
Total cost of revenue	25,164	48,807	80,266	125,890
Gross profit	213,532	182,551	617,621	539,956
Operating expenses
Sales and marketing	89,368	81,216	260,421	245,801
Product, technology, and development	36,316	36,359	106,936	108,484
General and administrative	28,463	28,187	82,305	83,682
Impairments	—	7,026	29,633	134,501
Depreciation and amortization	4,711	2,329	13,053	7,354
Total operating expenses	158,858	155,117	492,348	579,822
Income (loss) from operations	54,674	27,434	125,273	(39,866)
Other income, net
Interest income	2,292	2,717	7,524	9,063
Other (expense) income, net	(399)	(94)	(271)	122
Total other income, net	1,893	2,623	7,253	9,185
Income (loss) before income taxes	56,567	30,057	132,526	(30,681)
Provision for (benefit from) income taxes	11,850	7,546	26,421	(5,772)
Net income (loss)	$44,717	$22,511	$106,105	$(24,909)

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, our segment revenue and our segment income (loss) from operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Segment Revenue
U.S. Marketplace	$210,441	$187,253	$608,321	$540,293
Digital Wholesale	7,043	27,339	32,001	79,441
Other	21,212	16,766	57,565	46,112
Total	$238,696	$231,358	$697,887	$665,846
Segment Income (Loss) from Operations
U.S. Marketplace	$61,009	$50,410	$169,552	$126,670
Digital Wholesale	(9,441)	(25,317)	(52,261)	(173,815)
Other	3,106	2,341	7,982	7,279
Total	$54,674	$27,434	$125,273	$(39,866)

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Marketplace	97%	88%	95%	88%
Wholesale	1	5	2	6
Product	2	7	2	6
Total revenue	100	100	100	100
Cost of revenue
Marketplace	7	6	7	6
Wholesale	1	9	3	7
Product	2	6	2	6
Total cost of revenue	11	21	12	19
Gross profit	89	79	88	81
Operating expenses
Sales and marketing	37	35	37	37
Product, technology, and development	15	16	15	16
General and administrative	12	12	12	13
Impairments	—	3	4	20
Depreciation and amortization	2	1	2	1
Total operating expenses	67	67	71	87
Income (loss) from operations	23	12	18	(6)
Other income, net
Interest income	1	1	1	1
Other (expense) income, net	(0)	(0)	(0)	0
Total other income, net	1	1	1	1
Income (loss) before income taxes	24	13	19	(5)
Provision for (benefit from) income taxes	5	3	4	(1)
Net income (loss)	19%	10%	15%	(4)%

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, our segment revenue as a percentage of total revenue and our segment income (loss) from operations as a percentage of segment revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Revenue
U.S. Marketplace	88%	81%	87%	81%
Digital Wholesale	3	12	5	12
Other	9	7	8	7
Total	100%	100%	100%	100%
Segment Income (Loss) from Operations
U.S. Marketplace	29%	27%	28%	23%
Digital Wholesale	(134)	(93)	(163)	(219)
Other	15	14	14	16
Total	23%	12%	18%	(6)%

For the three months ended September 30, 2025 and 2024

Revenue

Revenue by Source

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue
Marketplace	$231,653	$204,019	$27,634	14%
Wholesale	2,249	12,107	(9,858)	(81)
Product	4,794	15,232	(10,438)	(69)
Total	$238,696	$231,358	$7,338	3%
Percentage of total revenue
Marketplace	97%	88%
Wholesale	1	5
Product	2	7
Total	100%	100%

Overall revenue increased $7.3 million, or 3%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Marketplace revenue increased $27.6 million, or 14%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 97% of total revenue for the three months ended September 30, 2025, compared to 88% of total revenue for the three months ended September 30, 2024. The increase was due primarily to an increase in Listings revenue as a result of growth in both paying dealer count and QARSD. We have expanded wallet share across our dealer base, driven by upgrades, broader adoption of add-on products, and like-for-like price increases. The increase was also due in part to higher advertising revenue primarily due to increased spend by advertisers related to new and existing campaigns. The increase in Marketplace revenue was inclusive of a 27% increase in international revenue, similarly driven by growth in both paying dealer count and QARSD.

Wholesale revenue decreased $9.9 million, or 81%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 1% of total revenue for the three months ended September 30, 2025, compared to 5% of total revenue for the three months ended September 30, 2024. The decrease was due primarily to a 82% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 1,460 for the three months ended September 30, 2025, compared to 8,249 for the three months ended September 30, 2024. The decrease in Transactions was due primarily to the wind-down of CarOffer.

Product revenue decreased $10.4 million, or 69%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 2% of total revenue for the three months ended September 30, 2025, compared to 7% of total revenue for the three months ended September 30, 2024. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions and proceeds received from the sale of vehicles acquired through arbitration, as a result of lower Transaction volume due to the wind-down of CarOffer.

For further discussion of the wind-down of CarOffer, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Segment Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue
U.S. Marketplace	$210,441	$187,253	$23,188	12%
Digital Wholesale	7,043	27,339	(20,296)	(74)
Other	21,212	16,766	4,446	27
Total	$238,696	$231,358	$7,338	3%
Percentage of total revenue
U.S. Marketplace	88%	81%
Digital Wholesale	3	12
Other	9	7
Total	100%	100%

U.S. Marketplace segment revenue increased $23.2 million, or 12%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 88% of total revenue for the three months ended September 30, 2025, compared to 81% of total revenue for the three months ended September 30, 2024. The increase was due primarily to the increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $20.3 million, or 74%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 3% of total revenue for the three months ended September 30, 2025, compared to 12% of total revenue for the three months ended September 30, 2024. The decrease in Digital Wholesale segment revenue was due to decreases in wholesale revenue and product revenue, which were attributable to the wind-down of CarOffer, as described above.

Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of Revenue
Marketplace	$16,946	$13,521	$3,425	25%
Wholesale	3,366	20,415	(17,049)	(84)
Product	4,852	14,871	(10,019)	(67)
Total	$25,164	$48,807	$(23,643)	(48)%
Percentage of total revenue
Marketplace	7%	6%
Wholesale	1	9
Product	2	6
Total	11%	21%

Overall cost of revenue decreased $23.6 million, or 48%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Marketplace cost of revenue increased $3.4 million, or 25%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 7% of total revenue for the three months ended September 30, 2025, compared to 6% of total revenue for the three months ended September 30, 2024. The increase was due primarily to a $1.4 million increase in amortization due to new capitalized website development projects that were put into service after September 30, 2024. The increase was also due in part to a $0.8 million increase in advertising service costs and a $0.7 million increase in data costs due to higher overall usage.

Wholesale cost of revenue decreased $17.0 million, or 84%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 1% of total revenue for the three months ended September 30, 2025, compared to 9% of total revenue for the three months ended September 30, 2024. The decrease was due primarily to a $9.8 million decrease in impairment of capitalized website development costs due to the end of the CG Buy Online pilot during the third quarter of 2024, a $5.2 million decrease in transportation expense, inspection expense, and data and other transaction fees as a result of lower Transaction volume due to the wind-down of CarOffer, and a $1.6 million decrease in amortization due primarily to the end of the CG Buy Online pilot. For further discussion of the CG Buy Online impairment, refer to Note 6 of the consolidated financial statements included within the Annual Report.

Product cost of revenue decreased $10.0 million, or 67%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 2% of total revenue for the three months ended September 30, 2025, compared to 6% of total revenue for the three months ended September 30, 2024. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration as a result of lower Transaction volume due to the wind-down of CarOffer.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$89,368	$81,216	$8,152	10%
Percentage of total revenue	37%	35%

Sales and marketing expense increased $8.2 million, or 10%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due primarily to a $6.0 million increase in advertising and marketing expense for our performance marketing vendors and our brand awareness campaigns. The increase was also due in part to a $1.4 million increase in one-time restructuring costs as a result of the wind-down of CarOffer. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Product, Technology, and Development Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$36,316	$36,359	$(43)	(0)%
Percentage of total revenue	15%	16%

Product, technology, and development expense remained relatively flat in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was due primarily to a $1.3 million decrease in personnel-related expenses inclusive of decreases related to stock-based compensation and other personnel costs, offset in part by an increase in payroll due to an increase in headcount and merit increases. Stock-based compensation declined due to vested and forfeited awards, partly offset by new grants. The decrease in product, technology, and development expense was offset in part by a $1.2 million increase in one-time restructuring costs as a result of the wind-down of CarOffer. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$28,463	$28,187	$276	1%
Percentage of total revenue	12%	12%

General and administrative expense increased $0.3 million, or 1%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due primarily to a $1.2 million increase in consultant and recruiting fees and a $0.8 million increase in one-time restructuring costs as a result of the wind-down of CarOffer. The increase in general and administrative expense was offset in part by a $1.8 million decrease in stock-based compensation expense due to vested and forfeited awards, partly offset by new grants. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Impairment Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Impairments	$—	$7,026	$(7,026)	(100)%
Percentage of total revenue	0%	3%

Impairment expense decreased $7.0 million, or 100%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was due primarily to a $7.0 million in impairment related to the end of the CG Buy Online pilot during the three months ended September 30, 2024. For further discussion of the CG Buy Online impairment, refer to Note 6 of the consolidated financial statements included within the Annual Report.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$4,711	$2,329	$2,382	102%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $2.4 million, or 102%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due primarily to a $2.1 million increase in depreciation for assets placed in service associated with the 1001 Boylston Street lease.

Other Income, net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$2,292	$2,717	$(425)	(16)%
Other expense, net	(399)	(94)	(305)	(324)
Total other income, net	$1,893	$2,623	$(730)	(28)%
Percentage of total revenue
Interest income	1%	1%
Other expense, net	(0)	(0)
Total other income, net	1%	1%

Total other income, net decreased $0.7 million, or 28%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The $0.4 million decrease in interest income was due primarily to lower average cash and cash equivalents balances in interest-bearing accounts. The $0.3 million increase in other expense, net was due primarily to the strengthening of foreign currencies against the U.S. dollar.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$11,850	$7,546	$4,304	57%
Percentage of total revenue	5%	3%

Provision for income taxes increased $4.3 million, or 57%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due primarily to increased profitability. The increase in the provision for income taxes was offset in part by an aggregated $1.6 million tax benefit related to windfalls on the taxable compensation of stock-based awards, net of the Section 162(m) excess officer compensation limitation recorded during the three months ended September 30, 2025, compared to a $2.0 million tax expense related to the Section 162(m) excess officer compensation limitation, net of windfalls on the taxable compensation of stock-based awards recorded during the three months ended September 30, 2024.

Segment Income (Loss) from Operations

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations
U.S. Marketplace	$61,009	$50,410	$10,599	21%
Digital Wholesale	(9,441)	(25,317)	15,876	63
Other	3,106	2,341	765	33
Total	$54,674	$27,434	$27,240	99%
Percentage of segment revenue
U.S. Marketplace	29%	27%
Digital Wholesale	(134)	(93)
Other	15	14
Total	23%	12%

U.S. Marketplace segment income from operations increased $10.6 million, or 21%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented 29% of U.S. Marketplace segment revenue for the three months ended September 30, 2025, compared to 27% of U.S. Marketplace segment revenue for the three months ended September 30, 2024. The increase was due to an increase in revenue of $23.2 million, offset in part by an increase in cost of revenue of $3.3 million and an increase in operating expenses of $9.3 million.

Digital Wholesale segment loss from operations decreased $15.9 million, or 63%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and represented (134)% of Digital Wholesale segment revenue for the three months ended September 30, 2025, compared to (93)% of Digital Wholesale segment revenue for the three months ended September 30, 2024. The decrease was due primarily to a decrease in revenue of $20.3 million, a decrease in cost of revenue of $27.1 million, and a decrease in operating expenses of $9.1 million. These decreases were primarily attributable to the wind-down of CarOffer. The decrease in cost of revenue and operating expenses was also due in part to a $9.8 million and $7.0 million impairment, respectively, due to the end of the CG Buy Online pilot during the three months ended September 30, 2024. For further discussion of the CG Buy Online impairment, refer to Note 6 of the consolidated financial statements included within the Annual Report.

For the nine months ended September 30, 2025 and 2024

Revenue

Revenue by Source

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue
Marketplace	$665,886	$586,405	$79,481	14%
Wholesale	16,271	41,351	(25,080)	(61)
Product	15,730	38,090	(22,360)	(59)
Total	$697,887	$665,846	$32,041	5%
Percentage of total revenue
Marketplace	95%	88%
Wholesale	2	6
Product	2	6
Total	100%	100%

Overall revenue increased $32.0 million, or 5%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Marketplace revenue increased $79.5 million, or 14%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 95% of total revenue for the nine months ended September 30, 2025, compared to 88% of total revenue for the nine months ended September 30, 2024. The increase was due primarily to an increase in Listings revenue as a result of growth in both paying dealer count and QARSD. We have increased wallet share across our dealer base, driven by upgrades, broader adoption of add-on products, and like-for-like price increases. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns. The increase in Marketplace revenue was inclusive of a 25% increase in international revenue, similarly driven by growth in both paying dealer count and QARSD.

Wholesale revenue decreased $25.1 million, or 61%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 2% of total revenue for the nine months ended September 30, 2025, compared to 6% of total revenue for the nine months ended September 30, 2024. The decrease was due primarily to a 61% decrease in Transactions, which includes Dealer-to-Dealer transactions and IMCO transactions, to 10,624 for the nine months ended September 30, 2025, compared to 27,329 for the nine months ended September 30, 2024. The decrease in Transactions was due in part to the wind-down of CarOffer.

Product revenue decreased $22.4 million, or 59%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 2% of total revenue for the nine months ended September 30, 2025, compared to 6% of total revenue for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in proceeds received from the sale of vehicles through IMCO transactions and proceeds received from the sale of vehicles acquired through arbitration as a result of lower transaction volume and the wind-down of CarOffer.

For further discussion of the wind-down of CarOffer, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Segment Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue
U.S. Marketplace	$608,321	$540,293	$68,028	13%
Digital Wholesale	32,001	79,441	(47,440)	(60)
Other	57,565	46,112	11,453	25
Total	$697,887	$665,846	$32,041	5%
Percentage of total revenue
U.S. Marketplace	87%	81%
Digital Wholesale	5	12
Other	8	7
Total	100%	100%

U.S. Marketplace segment revenue increased $68.0 million, or 13%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 87% of total revenue for the nine months ended September 30, 2025, compared to 81% of total revenue for the nine months ended September 30, 2024. The increase was due primarily to the increase in marketplace revenue, as described above.

Digital Wholesale segment revenue, which is comprised of wholesale revenue and product revenue, decreased $47.4 million, or 60%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 5% of total revenue for the nine months ended September 30, 2025, compared to 12% of total revenue for the nine months ended September 30, 2024. The decrease in Digital Wholesale segment revenue was due to decreases in wholesale revenue and product revenue, which were attributable in part to the wind-down of CarOffer, as described above.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of Revenue
Marketplace	$46,755	$41,051	$5,704	14%
Wholesale	17,883	47,272	(29,389)	(62)
Product	15,628	37,567	(21,939)	(58)
Total	$80,266	$125,890	$(45,624)	(36)%
Percentage of total revenue
Marketplace	7%	6%
Wholesale	3	7
Product	2	6
Total	12%	19%

Overall cost of revenue decreased $45.6 million, or 36%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Marketplace cost of revenue increased $5.7 million, or 14%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 7% of total revenue for the nine months ended September 30, 2025, compared to 6% of total revenue for the nine months ended September 30, 2024. The increase was due primarily to a $3.0 million increase in amortization due to new capitalized website development projects that were put into service after September 30, 2024, a $1.2 million increase in data costs due to higher overall usage, and a $0.6 million increase in advertising service costs.

Wholesale cost of revenue decreased $29.4 million, or 62%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 3% of total revenue for the nine months ended September 30, 2025, compared to 7% of total revenue for the nine months ended September 30, 2024. The decrease was due primarily to a $13.5 million decrease in transportation expense, inspection expense, and data and other transaction fees as a result of lower Transaction volume and the wind-down of CarOffer, a $7.0 million decrease in impairments due to the CarOffer impairment during the second quarter of 2025 and CG Buy Online impairment during the third quarter of 2024, a $6.5 million decrease in amortization due primarily to the end of the CG Buy Online pilot during the third quarter of 2024, and a decrease in amortization of acquired developed technology intangible asset as it became fully amortized in 2024. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements included within the Annual Report.

Product cost of revenue decreased $21.9 million, or 58%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 2% of total revenue for the nine months ended September 30, 2025, compared to 6% of total revenue for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in expenses related to vehicles sold to dealers through IMCO transactions and vehicles sold to dealers acquired through arbitration as a result of lower Transaction volume and the wind-down of CarOffer.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$260,421	$245,801	$14,620	6%
Percentage of total revenue	37%	37%

Sales and marketing expense increased $14.6 million, or 6%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was due primarily to a $14.1 million increase in advertising and marketing expense for our brand awareness campaigns and our performance marketing vendors and $1.4 million increase in one-time restructuring costs as a result of the wind-down of CarOffer. The increase in sales and marketing expense was offset in part by a $0.9 million decrease in rent and related expenses due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Product, Technology, and Development Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$106,936	$108,484	$(1,548)	(1)%
Percentage of total revenue	15%	16%

Product, technology, and development expense decreased $1.5 million, or 1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was due primarily to a $1.8 million decrease in rent and related expenses due primarily to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park and a $1.7 million decrease in expense as a result of increase capitalized website development. The decrease was also driven in part by a $1.3 million decrease in personnel-related expenses, inclusive of decreases in stock-based compensation and other personnel costs, offset in part by an increase in payroll due to an increase in headcount and merit increases. Stock-based compensation declined due to vested and forfeited awards, partly offset by new grants. The decrease in product, technology, and development expense was offset in part by a $1.4 million increase in consulting fees, a $1.2 million increase in one-time restructuring costs as a result of the wind-down of CarOffer, and a $1.1 million increase in software subscription expense. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$82,305	$83,682	$(1,377)	(2)%
Percentage of total revenue	12%	13%

General and administrative expense decreased $1.4 million, or 2%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was due primarily to a $5.9 million decrease in stock-based compensation expense, due primarily to vested and forfeited awards, partly offset by new grants. The decrease in general and administrative expense was offset in part by a $1.9 million increase in consultant and recruiting fees, a $1.5 million increase in payment processing expenses due to increased fees following revenue growth, and a $0.8 million increase in one-time restructuring costs as a result of the wind-down of CarOffer. For further discussion of restructuring costs, refer to Note 7 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Impairment Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Impairments	$29,633	$134,501	$(104,868)	(78)%
Percentage of total revenue	4%	20%

Impairment expense decreased $104.9 million, or 78%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was due primarily to $29.6 million of impairment losses related to CarOffer during the nine months ended September 30, 2025, compared to $134.5 million of impairment losses related to CarOffer and the CG Buy Online pilot during the nine months ended September 30, 2024. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements included within the Annual Report.

Depreciation and Amortization Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$13,053	$7,354	$5,699	77%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $5.7 million, or 77%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was due primarily to a $6.1 million increase in depreciation due primarily to assets placed in service associated with the 1001 Boylston Street lease.

Other Income, net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$7,524	$9,063	$(1,539)	(17)%
Other (expense) income, net	(271)	122	(393)	NM(1)
Total other income, net	$7,253	$9,185	$(1,932)	(21)%
Percentage of total revenue
Interest income	1%	1%
Other (expense) income, net	(0)	0
Total other income, net	1%	1%
(1)
Not meaningful.

Total other income, net decreased $1.9 million, or 21%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The $1.5 million decrease in interest income resulted from lower average cash and cash equivalents balances in interest-bearing accounts.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$26,421	$(5,772)	$32,193	NM(1)
Percentage of total revenue	4%	(1)%
(1)
Not meaningful.

Provision for (benefit from) income taxes changed $32.2 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The change was due primarily to increased profitability and the recognition of an $8.0 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to CarOffer recognized during the nine months ended September 30, 2025, compared to a $31.5 million discrete deferred tax benefit in association with the goodwill and long-lived assets impairment charges related to CarOffer recognized during the nine months ended September 30, 2024.

Segment Income (Loss) from Operations

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Segment Income (Loss) from Operations
U.S. Marketplace	$169,552	$126,670	$42,882	34%
Digital Wholesale	(52,261)	(173,815)	121,554	70
Other	7,982	7,279	703	10
Total	$125,273	$(39,866)	$165,139	NM(1)
Percentage of segment revenue
U.S. Marketplace	28%	23%
Digital Wholesale	(163)	(219)
Other	14	16
Total	18%	(6)%
(1)
Not meaningful.

U.S. Marketplace segment income from operations increased $42.9 million, or 34%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented 28% of U.S. Marketplace segment revenue for the nine months ended September 30, 2025, compared to 23% of U.S. Marketplace segment revenue for the nine months ended September 30, 2024. The increase was due to an increase in revenue of $68.0 million, offset in part by an increase in cost of revenue of $4.7 million and an increase in operating expenses of $20.5 million.

Digital Wholesale segment loss from operations decreased $121.6 million, or 70%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and represented (163)% of Digital Wholesale segment revenue for the nine months ended September 30, 2025, compared to (219)% of Digital Wholesale segment revenue for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in revenue of $47.4 million, a decrease in cost of revenue of $51.3 million, and a decrease in operating expenses of $117.7 million. The decrease in cost of revenue was due in part to $2.9 million of impairment charges during the nine months ended September 30, 2025, compared to $9.9 million of impairment charges during the nine months ended September 30, 2024. The decrease in operating expenses was due in part to $29.6 million of impairment operating expense during the nine months ended September 30, 2025, compared to $134.5 million of impairment operating expense during the nine months ended September 30, 2024. The decreases were also attributable in part to the wind-down of CarOffer. For further discussion of impairments, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 6 of the consolidated financial statements included within the Annual Report.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of September 30, 2025 and December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $178.8 million and $304.2 million, respectively. As of September 30, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

During the nine months ended September 30, 2025 and 2024, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$212,163	$179,757
Net cash used in investing activities	(22,632)	(59,268)
Net cash used in financing activities	(318,988)	(164,256)
Impact of foreign currency on cash	2,083	582
Net decrease in cash, cash equivalents, and restricted cash	$(127,374)	$(43,185)

Our operations have been financed primarily from operating activities. During the nine months ended September 30, 2025 and 2024, we generated cash from operating activities of $212.2 million and $179.8 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of September 30, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

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

On November 7, 2024, we announced that our Board of Directors authorized a share repurchase program, or the Original 2025 Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $200.0 million. On August 7, 2025, we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase shares of our Class A common stock for an aggregate purchase price not to exceed $350.0 million, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or as amended, the 2025 Share Repurchase Program. Share repurchases under the 2025 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2025 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. Prior to its expiration, the 2025 Share Repurchase Program may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2025 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended September 30, 2025, we repurchased and retired 3,233,649 shares of our Class A common stock for $110.7 million, exclusive of commissions and excise tax, at an average cost of $34.23 per share under the 2025 Share Repurchase Program. During the nine months ended September 30, 2025, we repurchased and retired 9,164,088 shares of our Class A common stock for $295.2 million, exclusive of commissions and excise tax, at an average cost of $32.22 per share under the 2025 Share Repurchase Program. As of September 30, 2025, we had remaining authorization to purchase up to $54.8 million of our Class A common stock under the 2025 Share Repurchase Program.

On November 7, 2023, we announced that our Board of Directors authorized a share repurchase program, or the 2024 Share Repurchase Program, pursuant to which we could, from time to time, purchase shares of our Class A common stock for an aggregate purchase price not to exceed $250.0 million. The 2024 Share Repurchase Program expired on December 31, 2024. All repurchased shares of our Class A common stock under the 2024 Share Repurchase Program were retired. We funded share repurchases under the 2024 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended September 30, 2024, we repurchased and retired 164,301 shares of our Class A common stock for $3.7 million, exclusive of commissions and excise tax, at an average cost of $22.52 per share under the 2024 Share Repurchase Program. During the nine months ended September 30, 2024, we repurchased and retired 6,357,302 shares of our Class A common stock for $146.1 million, exclusive of commissions and excise tax, at an average cost of $22.98 per share under the 2024 Share Repurchase Program.

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, including the CarOffer Transactions Business. We have begun to wind down CarOffer and expect to substantially complete the wind-down activities by the end of 2025. During the third quarter of 2025 we lowered our estimate of total expenditures associated with the wind-down, inclusive of amounts incurred to date and those expected through completion, to be in the range of $13.0 million to $15.0 million. As of September 30, 2025, we expect remaining cash expenditures to be in the range of $7.0 million to $9.0 million. A significant portion of the cash payments are expected to be paid in the remainder of 2025, with the remaining expected to be paid in the first half of 2026. For further information, refer to “Wind-Down of CarOffer” above.

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

Operating Activities

Net cash provided by operating activities of $212.2 million during the nine months ended September 30, 2025, was due primarily to net income of $106.1 million, adjusted for $38.6 million of stock-based compensation expense, $32.6 million of impairment related to CarOffer, as discussed in Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, $20.6 million of depreciation and amortization expense, $14.0 million of deferred taxes, and $12.0 million of amortization of deferred contract costs. Net cash provided by operating activities included a $4.8 million increase in lease liabilities primarily due to lease amortization and a $3.4 million decrease in accounts receivable due to the wind-down of CarOffer. Net cash provided by operating activities was offset in part by a $13.7 million increase in deferred contract costs due to commission capitalization and an $8.5 million increase in prepaid expenses, prepaid income taxes, and other assets primarily due to the impact of the OBBBA.

Net cash provided by operating activities of $179.8 million during the nine months ended September 30, 2024, was due primarily to net loss of $24.9 million, adjusted for $144.4 million of impairment related to CarOffer and the end of the CG Buy Online pilot, as discussed in Note 6 of the consolidated financial statements included within the Annual Report, $47.3 million of deferred taxes, $46.6 million of stock-based compensation expense, $18.3 million of depreciation and amortization expense, and $10.2 million of amortization of deferred contract costs. Net cash provided by operating activities was also attributable to a $32.2 million increase in lease obligations primarily related to reimbursement of tenant improvement allowance costs incurred and amortization reducing the right-of-use asset related to 1001 Boylston Street, partially offset by rent payments as well as a $10.8 million increase in accounts payable. Net cash provided by operating activities was offset in part by a $11.3 million increase in deferred contract costs due to commission capitalization.

Investing Activities

Net cash used in investing activities of $22.6 million during the nine months ended September 30, 2025, was due primarily to $17.3 million in capitalized website development costs, primarily related to continued investments in our product offerings, and $5.4 million in purchases of property and equipment, primarily related to additions in capitalized internal-use software.

Net cash used in investing activities of $59.3 million during the nine months ended September 30, 2024, was due primarily to $64.9 million in purchases of property and equipment primarily related to 1001 Boylston Street and $15.3 million in capitalized website development costs due to continued investment on our product offerings, offset in part by $21.2 million in sales of short-term investments.

Financing Activities

Net cash used in financing activities of $319.0 million during the nine months ended September 30, 2025, was due primarily to $294.9 million in repurchases of our Class A common stock under the 2025 Share Repurchase Program and $22.7 million in payment of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $164.3 million during the nine months ended September 30, 2024, was due primarily to $146.2 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program and $17.4 million related to the payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

We are in the process of winding down CarOffer, including the CarOffer Transactions Business. The volume of wholesale vehicle sales has historically fluctuated from quarter to quarter driven by several factors, including the timing of used vehicles available for sale from selling customers, the seasonality of the retail market for used vehicles, and/or inventory challenges in the automotive industry, which affect the demand side of the wholesale industry.

The Digital Wholesale segment operating results have reflected the general seasonality of the wholesale vehicle sales market and macroeconomic conditions of the automotive industry. As a result of the wind-down of CarOffer, including the CarOffer Transactions Business, we expect the seasonality fluctuations of the Digital Wholesale segment to decrease and cease by the end of 2025.

Accordingly, revenue and cost of revenue related to volume will fluctuate on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors such as changes in international trade policies, tariffs, higher interest rates, and other macroeconomic issues, more significantly impact the industry.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

During the three months ended June 30, 2025, we identified a triggering event requiring an interim impairment test at CarOffer, due to the sustained low Transaction volume and a delay in the business’s expected return to growth. We performed an updated fair value analysis of CarOffer, which indicated an excess of carrying value over fair value of CarOffer and resulted in a partial impairment charge. During the three months ended September 30, 2025, there was no additional impairment related to CarOffer. For further discussion of impairments related to CarOffer, refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Interest Rate Risk

As of September 30, 2025, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of September 30, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

As of September 30, 2025, we had cash and cash equivalents of $178.8 million, which consisted of bank deposits, money market accounts, and mutual funds. As of December 31, 2024, we had cash and cash equivalents of $304.2 million, which consisted of bank deposits, money market accounts, and mutual funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of September 30, 2025 and 2024, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of September 30, 2025 and 2024, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

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

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report, which could materially affect our business, financial condition, or future results, in addition to the information set forth in this Quarterly Report. The risk factors set forth below update the risk factors in our Annual Report.

The wind-down of CarOffer, including the CarOffer Transactions Business, may adversely impact our business, results of operations, financial performance, and reputation.

On August 7, 2025, we announced the wind-down of CarOffer, including the CarOffer Transactions Business. Following a broader strategic reassessment, we concluded that CarOffer, including the CarOffer Transactions Business, has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide and that it was in our best interest and the best interest of our stockholders to effect the wind-down.

We expect to substantially complete the wind-down activities by the end of 2025. During the third quarter of 2025 we lowered our estimate of total expenditures associated with the wind-down, inclusive of amounts incurred to date and those expected through completion, to be in the range of $13.0 million to $15.0 million. As of September 30, 2025, we expect remaining cash expenditures to be in the range of $7.0 million to $9.0 million. A significant portion of the cash payments are expected to be paid in the remainder of 2025, with the remaining expected to be paid in the first half of 2026.

The estimates of the costs and charges that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations with the counterparties to the contracts we intend to terminate or modify. In addition, we may incur other costs or charges not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind-down of CarOffer, including the CarOffer Transactions Business.

In addition, because of uncertainties with respect to our wind-down plan (including those described above), we may not be able to realize the anticipated benefits of the wind-down, or any benefits at all, or complete the wind-down in the timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind down activities may exceed our estimates. If the time to complete the wind-down takes longer than expected, if we effect the wind-down on terms or in a manner less favorable to us than currently anticipated, or if the actual costs or other non-cash charges exceed our estimates, then our business, operational results, financial position, and cash flows could be adversely affected.

Additionally, the wind-down involves further risks, any of which may adversely impact our business, results of operations, financial performance, and reputation, including:

•
the inability to retain qualified personnel necessary for the wind-down during the wind-down period;
•
potential disruption of the operations of the rest of our businesses and diversion of management’s attention from such businesses and operations;

•
disruptions in our relationships with dealers, customers, vendors, contractors, and employees given our decision to wind down CarOffer;
•
exposure to unknown, contingent, or other liabilities, including litigation arising in connection with the wind-down; and
•
unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement the wind-down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind-down that otherwise would be used on the development, expansion, and profitability of our business, which could adversely impact our business, results of operations, financial performance, and reputation.

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

Our business is affected by general business and economic conditions. The imposition of new or increased tariffs, trade restrictions, trade disputes, or other changes in trade policy or trade regulation by the U.S. or other countries could lead to an economic downturn that may impact our business. For example, purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the availability and cost of credit, reductions in business and consumer confidence, recessions, interest rates, inflation, stock market volatility, tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, or threats of such actions, and increased unemployment. Recent developments in international trade relations, including significant changes in U.S. trade policy and actions which include threatened, new, and increased tariffs on other countries and retaliatory tariffs and actions, if maintained for a sufficient period of time, could result in increased costs to American consumers for automobiles and automobile components produced or assembled in those countries, which could decrease demand for automobiles and negatively impact our business. Additionally, tariffs on steel, aluminum, and raw materials used significantly in automobile manufacturing, as well as the tariffs that may be imposed on automobile imports, if maintained for a sufficient period of time, could each have similar negative impacts on the prices of cars, consumer demand, and our business. Any significant change or deterioration in economic conditions could have a material adverse effect on our business, operations, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended September 30, 2025:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2025 through July 31, 2025	—	$—	—	$15,472
August 1, 2025 through August 31, 2025	1,944,900	$33.30	1,944,900	$100,707
September 1, 2025 through September 30, 2025	1,288,749	$35.64	1,288,749	$54,776
Total	3,233,649	$34.23	3,233,649	$54,776

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
(3)
The total number of shares of our Class A common stock purchased as part of the 2025 Share Repurchase Program was inclusive of any shares purchased but not settled as of September 30, 2025.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended September 30, 2025, the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Matthew Quinn Chief Technology Officer	August 20, 2025	Up to 63,900 shares to be sold(2)	August 8, 2027

Jason Trevisan Chief Executive Officer	August 12, 2025	90,000 shares to be sold	November 17, 2026

(1)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
The Rule 10b5-1 trading arrangement includes the sale of up to 59,233 shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Quinn’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of 50% of the net shares that vest on the applicable vesting date. The 10b5-1 trading arrangement also provides for the sale of up to 4,667 shares directly held by Mr. Quinn such that the gross proceeds from their sale is sufficient to raise $25,000 for purposes of a gift to a charitable donor-advised fund.

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

CarGurus, Inc.

Date: November 6, 2025	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)