Form 10-K
period 2025-12-31
CarGurus, Inc.
filed 2026-02-19
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C .20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(617) 354-0068

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.001 per share	CARG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark:	Yes	No
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒	☐
• if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐	☒
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
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
•
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
•
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ ☒

The aggregate market value of the registrant’s Class A common stock, par value $0.001 per share, held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter was $1,739,144,042. Shares of voting and non-voting stock held by executive officers, directors, and holders of more than 10% of the outstanding stock as of such date have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 12, 2026, the registrant had 80,972,897 shares of Class A common stock, and 14,216,250 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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
•
the ability of our platform and offerings to increase a dealer’s return on investment, create dealer efficiencies, maintain our marketplace scale, and reduce consumer friction;
•
our evolution into a data- and intelligence-driven platform that supports dealers across their workflows and empowers consumers throughout their shopping journey;
•
our ability to deliver quality leads at a high volume for our dealer customers and to provide the highest return on a dealer’s investment;
•
our expectations for Sell My Car (formerly Sell My Car - Top Dealer Offers) as well as our digital retailing offerings and continued investments;
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
•
the impact of changes in tax law and related guidance and regulations that may be implemented that could impact tax rates, our business, and our financial results;
•
our expectations regarding our expenses generally, including general and administrative, product, technology, and development, and sales and marketing expenses;

•
the effects of any significant disruption to, or other performance or reliability issues with, our marketplace and offerings, including as a result of network outages, cybersecurity incidents, or other security breaches, technical difficulties, system failures, or other interruptions to our systems or those of our third-party providers;
•
our ability to adequately protect our intellectual property;
•
our ability to attract, hire, and retain necessary qualified employees to expand our operations;
•
our ability to realize benefits from our acquisitions and successfully implement the integration strategies in connection therewith;
•
domestic and global economic conditions affecting us, our customers, or our dealers;
•
our revolving credit facility;
•
the impact of accounting pronouncements;
•
our ability to stay abreast of, and effectively comply with, new or modified laws and regulations that currently apply or become applicable to our business and our beliefs regarding our compliance therewith;
•
the impact of litigation and the potential impact of unasserted claims; and
•
the future trading prices of our Class A common stock.

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Annual Report on our current expectations and projections about future events and trends that we reasonably believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Should one or more of these risks or other uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those described or implied in the forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Annual Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make.

The forward‑looking statements made in this Annual Report speak only as of the date of this Annual Report. We undertake no obligation to update any forward‑looking statement made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® and Autolist® are each a registered trademark of CarGurus, Inc., and PistonHeads® is a registered trademark of CarGurus Ireland Limited in the U.K. and the European Union, or EU. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

PART I

Item 1. Business.

Who We Are

CarGurus is a multinational automotive platform helping consumers and dealers confidently buy and sell vehicles. Founded in 2006 with a mission to bring more trust and transparency to car shopping, CarGurus is the No. 1 visited automotive shopping site in the U.S.1 with the largest selection of inventory and network of dealers2. CarGurus’ selection, trusted automotive insights, and data-driven products and solutions support each shopper’s journey — from online research and shopping to in-dealership decisions — to empower them at every step. CarGurus provides dealers a personalized, predictive intelligence platform with software solutions that helps them run their businesses more efficiently and profitably at all stages of inventory acquisition and pricing, marketing, and conversion to sale.

We operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

1 Similarweb: Traffic Insights (Cars.com, Autotrader.com, TrueCar.com, CARFAX.com Listings (defined as CARFAX.com Total Visits minus Vehicle History Reports)), Q4 2025, U.S.

2 Compared to Autotrader.com, Cars.com, TrueCar.com, and CARFAX.com (Joreca as of December 31, 2025)

Through our platform’s evolution, our ultimate goal remains the same: to empower our customers by giving them all the technology and information they need to buy or sell any car, anywhere, at the right price, and in the right way for them. At CarGurus, we give people the power to reach their destination.

Discontinued Operations and Reportable Segments

During the first three quarters of the year ended December 31, 2025, we managed our business and reported earnings through two reportable segments:

•
U.S. Marketplace: Derived revenue from marketplace services for our dealer customers within the U.S.
•
Digital Wholesale: Primarily derived revenue from our Dealer-to-Dealer and Instant Max Cash Offer services sold on our CarOffer platform.

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, LLC, or CarOffer, including the CarOffer Dealer-to-Dealer and Instant Max Cash Offer products, or the CarOffer Transactions Business. Following the broader strategic reassessment, we concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, we will continue to deliver AI-powered inventory intelligence through our insights platform and enable consumer vehicle sourcing at scale through Sell My Car (formerly Sell My Car - Top Dealer Offers) and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in our consolidated financial statements for all periods presented, except for the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and the consolidated statements of cash flows. These statements have not been separately reclassified and discontinued operations are included within each for all periods presented. For further information, refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Beginning in the fourth quarter of 2025, in connection with the wind-down of CarOffer, our chief executive officer, who acts as the chief operating decision maker, or CODM, began to manage our business, make operating decisions, and evaluate operating performance based on consolidated results. Accordingly, the change led to revisions to the nature and substance of information regularly provided to and used by the CODM, and served to align our reported results with our ongoing growth strategy. As a result, beginning in the fourth quarter of 2025 we report our financial results as a single reportable segment. For further segment reporting and geographic information, refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

Our Products and Services

The product offerings described below are available through our U.S. marketplace; availability on our other marketplaces varies.

Our powerful two-sided marketplace connects our large audience of car shoppers with our extensive network of dealers, anchoring our integrated suite of products (software and services). This dynamic platform supports consumers with trust, transparency, and selection throughout the car-buying process while supporting dealers with high-quality leads and connections, marketing reach, software solutions, and the data they need to make profitable decisions.

We derive our revenue from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

Consumer Marketplace

We bring our market-leading trust and transparency to support consumers across the full car-buying process — from initial research to consideration and ultimately purchase. Our marketplace allows consumers to search with confidence for new and used car listings from our dealers with a conversational search experience or through filter-based search built on our proprietary deal ratings. It provides consumers with a seamless online-to-offline experience, offering the ability to complete the transaction in the way that works best for them.

Research

Our platform allows consumers to evaluate their options, assess pricing, and compare vehicles using consistent and transparent criteria. These criteria include expert reviews, side-by-side comparisons, user-generated content, and verified dealer ratings. Our goal is to empower consumers early in their car-buying journey with the information they need to make confident decisions.

Consideration

As consumers refine their preferences and evaluate specific vehicles, our platform leverages AI-powered conversational search alongside proprietary pricing and algorithms to help consumers assess value and trade-offs with confidence. Through data-driven rankings and rich listing detail, we surface the most relevant vehicles and provide transparent pricing context to enable consumers to move from exploration to informed selection.

•
CG Discover: To support shoppers as they refine their preferences and explore listings, we offer CG Discover, or Discover, a GenAI-powered shopping assistant built for agentic expansion. Discover interprets natural-language shopper intent, engages in an interactive dialogue to clarify needs and trade-offs, and dynamically surfaces relevant vehicles from across our marketplace. Discover complements the robust suite of proprietary algorithms our marketplace applies that help shoppers evaluate vehicle listings and provides them with pricing context, both capabilities core to the consideration stage of the consumer journey.

•
Proprietary Algorithms:
o
Deal Rating: Eligible used car listings in our marketplace are assigned one of five Deal Ratings: Great Deal, Good Deal, Fair Deal, High Priced, or Overpriced. Deal Ratings are based on Instant Market Value, or IMV (our proprietary algorithm that assesses the market value of a used vehicle in a local market). We calculate IMV by analyzing tens of millions of data points, including make, model, trim, year, features, condition, history, geographic location, and mileage.
o
New Car Price Information: For new cars, we analyze data on suggested retail prices (manufacturers or total) and recent sales of similar new vehicles, accounting for trade-ins, incentives, and other factors that can affect the price of a new car, to provide users with comparative price information.
o
Search Results Page and Vehicle Detail Page: Our Search Results Page, or SRP, provides users with vehicle-specific details such as Deal Ratings as well as in-depth search filters, which we believe deliver the most comprehensive search capability among major U.S. online automotive marketplaces. We also provide our users with additional features to aid their search, including similar vehicle recommendations, side-by-side vehicle comparisons, expert reviews, and user rankings. Vehicle Detail Pages, or VDPs, include comprehensive information about the vehicle, including dealership information, dealer reviews and ratings, payment calculators, vehicle history, price history, and time on site as well as numerous photos.

Purchase

The purchase stage of the car-buying process, particularly the in-person phase at the dealership, can present uncertainty about pricing, limited visibility into alternatives, and pressure to make quick decisions. We aim to reduce friction at this stage by enhancing transparency and extending our platform’s support into the purchase and dealership experience.

•
Digital Deal allows consumers the option to start their vehicle purchase process online for eligible listings. This may include features such as trade-in estimation, payment calculation, financing pre-qualification through participating dealer partners, deposits, and appointments. These tools are designed to give consumers more flexibility and transparency as they move from research to purchase. We generate revenue from financing pre-qualification based on the number of funded loans from consumers who pre-qualify with our lending partners through our site. Digital Deal is described in more detail under “Dealer Products Conversion” below.
•
Dealership Mode provides consumers with on-the-lot support during visits to participating dealers through the CarGurus app. When a CarGurus user visits a participating dealer lot, the application is activated through geo-fencing and uses push notifications to provide vehicle identification number, or VIN, -level pricing and ratings, a financing calculator, the ability to compare cars on the lot with AI-generated summaries or find alternatives at the dealership, and reviews. For consumers, Dealership Mode increases transparency at the point of sale; for dealers, it supports engagement and return on investment, or ROI, attribution.

Dealer Products

To support our dealers, we offer a comprehensive suite of solutions organized around four key pillars: Inventory, Marketing, Conversion, and Data. These pillars reflect the full spectrum of dealership needs — from acquiring and merchandising vehicles to attracting consumers and converting sales — all in service of helping them operate more profitable businesses through predictive data.

Inventory

Our inventory products help dealers source and price vehicles more effectively.

•
Sell My Car allows consumers to sell their cars and dealers to make tailored trade-in offers on CarGurus consumer vehicles, generating valuable trade-in leads for their business. CarGurus dealers have control over their bidding and direct access to consumers actively looking to sell their vehicles. All leads are delivered directly to the dealer and include detailed consumer contact information and other insights to help the dealer close the deal. We generate revenue from Sell My Car primarily through recurring monthly subscription fees paid by dealers.

•
IMV Scan enables dealers to scan a VIN using their smartphone to access IMV data. IMV Scan is available through the CarGurus mobile application for Enhanced, Featured+, or Featured Priority+ Listings subscribers (as described under “Listings” below).
•
PriceVantage is our first specialized software solution — an advanced pricing software powered by machine learning that leverages real-time consumer demand from our marketplace to guide smarter pricing decisions. The tool incorporates VIN-level activity, turn-time predictions, lead potential, market days’ supply, and visibility into comparable listings. When purchased, PriceVantage is available within the Dealer Dashboard (as discussed below under "Data"), integrates with Inventory Management Systems, or IMS, and is accessible via a Chrome-based browser extension that embeds insights directly into a dealer’s existing workflow. We generate revenue from PriceVantage through recurring subscription fees paid by dealers.

Inventory management is further supported by our Acquisition Insights, Next Best Deal Rating, and Max Margin Insights features described under “Data” below.

Marketing

We offer Listings subscription packages in tiered solutions, providing various combinations of visibility, leads, and tools:

We also continue to maintain legacy Featured and Featured Priority subscriptions, comparable to Featured+ and Featured Priority+, respectively, but without access to Digital Deal leads. Listings subscriptions are priced monthly, quarterly, semiannually, or annually based on a dealer’s inventory size and region and our assessment of the ROI we expect to deliver through our lead quantity and quality and our innovation. Dealers may be renewed at higher rates commensurate with growth and updated performance expectations. In addition, dealers using our free service (Restricted Listings) have access to capped anonymous leads and connections.

In addition to Listings subscriptions, dealers can purchase add-on products à la carte to further inventory exposure and lead access.

•
Highlight: Allows dealers to showcase inventory in featured slots that are not currently available to dealers in existing products providing dealers with more granular control over managing inventory and customizable strategies leading to increased visibility. We generate revenue from Highlight through a recurring subscription-based model, where dealers pay a fixed monthly fee for increased vehicle visibility slots.
•
Audience Targeting (formerly Real-time Performance Marketing): Allows dealers to leverage the engaged CarGurus audience to reach high-intent car shoppers on other websites and social media platforms across the internet. These targeted placements on third party sites help dealers build their brand presence and drive additional traffic directly to the dealer’s website. Advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other factors. We generate revenue from Audience Targeting through a recurring monthly subscription fee while accounting for factors such as dealership characteristics and performance expectations.
•
New Car Exposure (formerly New Car Advantage): Allows dealers to showcase their new car inventory in a featured slot on the used car SRP, which is not currently available to dealers in existing products, giving them precise control to promote new inventory in relevant high-traffic used searches while also surfacing monthly payments to spotlight affordability. We generate revenue from New Car Exposure through a recurring subscription-based model, where dealers pay a fixed monthly fee for premium placement spots.
•
Geo Expansion: Allows dealers with an applicable Listings subscription to expand their VDP geographic footprint to non-local customers via dealer home delivery services. This program provides additional vehicle options to consumers open to home delivery services while promoting participating dealers’ delivery capabilities and increasing non-local VDP views. We generate revenue from Geo Expansion through a recurring subscription-based model that enable listings beyond the default geographical radius.

Marketing is also supported by our Merchandising Insights feature described under “Data” below.

Conversion

Our conversion products are designed to help dealers move shoppers from interest to purchase, including enhanced lead qualification and digital retailing features.

•
Digital Deal: Allows dealers to support online-to-offline transactions by enabling consumers to begin the purchase process directly from eligible listings. It is designed to increase lead quality and conversion by capturing purchase intent signals such as trade-in interest and financing preferences. We generate revenue from Digital Deal through dealer Listings subscription packages or as à la carte purchases.
•
Pre-Qualified Leads: Dealers that offer financing from our automotive lending partners can enroll to allow eligible consumers to pre-qualify for financing on cars as a part of their Listings. We believe this program provides more transparency to car shoppers about actual payments to be offered at the dealership specific to participating lenders and delivers highly qualified car shopper leads to participating dealers.
•
LeadAI: Scores and labels leads based on shopper behavior, helping dealers prioritize follow-up activity. LeadAI is included as a value-add feature to Enhanced, Featured+, and Featured Priority+ dealer subscriptions.
•
Performance Partners: Our strategic consulting program that supports national and high-value dealer accounts. Participating dealers receive dedicated engagement from our experts focused on maximizing platform ROI through hands-on guidance around pricing strategy, systems integration, lead management, and customer experience optimization. This program also facilitates best-practice adoption and data-informed decision-making across dealer operations. Performance Partners is offered to select dealer accounts, and, when offered, is included as part of a dealer’s Listings subscription.

Data

As our marketplace scales, it continues to generate a large volume of proprietary data and machine learning signals. We leverage this dataset, along with our artificial intelligence, or AI, capabilities, to develop predictive tools and insights that support dealer decision-making and performance. Our data offerings help dealers interpret performance metrics, optimize operations, and make data-driven decisions. Dealers with an applicable Listings subscription have access to the following Dealer Dashboard features that provide dealers with insights and information to facilitate efficient and effective management, pricing, and advertising of inventory.

•
Acquisition Insights: Automated email and dashboard tool that uses CarGurus data to help dealers identify the in-market inventory that is turning at their desired rate and they may be interested in acquiring.
•
Next Best Deal Rating: Insights tool that provides dealers with the blueprint for the smallest price reduction needed to achieve the next best deal rating on a particular vehicle’s listing. Dealers can specify price reduction thresholds on their specific inventory and receive an automated report to inform price changes that will optimize dealer volume and margin.
•
Maximize Margin: Report that shows available price increases on vehicles while retaining deal rating or dropping one deal rating (minimum Fair Deal).
•
Merchandising Insights: Sends alerts when a dealer is missing vehicle photos and details that can improve a listing’s performance.

Dealers are also able to manage user reviews, identify high-intent leads, and access key tools through the Dealer Dashboard, which is also available via our mobile application. The review management features allow dealers to monitor and respond to feedback, flag potentially fraudulent reviews, and share positive reviews to social platforms.

Auto Manufacturer and Other Advertiser Products

Our platform enables auto manufacturers and others to purchase targeted advertising and sponsored content on our sites and third-party platforms, including social media:

•
Brand Reinforcement: Manufacturers can advertise to consumers based on the make, model, and location of vehicles they are searching for, increasing exposure to interested shoppers.
•
Category Sponsorship: Sponsors can secure exclusive spots on high-traffic pages, such as the New Car front page, Used Car front page, or Research Center.
•
Automobile Segment Exclusivity: Manufacturers can target specific segments (e.g., SUV, sedan, hybrid, luxury) to support new or existing model launches.
•
Consumer Segment Exposure: Targeted advertising based on parameters like budget, vehicle preferences, and location can reach relevant audiences on CarGurus and third-party websites.

International

We also connect high-intent consumers with automotive dealers operating a leading automotive marketplace in Canada and the U.K., offering a transparent shopping experience similar to our U.S. marketplace. In the U.K., we provide one of the largest inventories of used vehicles and expert reviews, complemented by privately listed vehicles and expert review content on our PistonHeads website, as discussed below.

PistonHeads

PistonHeads is a U.K. automotive marketplace, auction platform, and editorial content hub, all geared towards automotive enthusiasts. PistonHeads is accessible via mobile application and a website. The platform allows consumers to search across a broad range of dealer and private seller listings and stay informed about automotive news through editorial articles and expert reviews. Paying U.K. dealers who list on the CarGurus platform automatically have their inventory added to the PistonHeads site for greater consumer reach. PistonHeads also runs PistonHeads Auctions, a platform that allows individuals and dealers to list their vehicles for auction and shoppers to either bid at auction, make an offer before the auction starts, or commit to buy a vehicle at a set price before the auction starts.

Autolist

Autolist is a U.S. automotive marketplace accessible via mobile application and website. The platform includes inventory from top automotive dealers across the U.S. and gives consumers quick access to manage their search on the go with real-time alerts of newly available inventory and changes that occur on vehicles and saved searches they have configured. An independent editorial staff produces content to keep consumers informed on the latest vehicles and trends in the automotive market.

Mobile Applications

Consumer Mobile Application

Our consumer mobile application offers a seamless experience for buying and selling cars, anchored by AI-powered features like Discover and Dealership Mode. Users of the mobile application can browse with detailed filters, access price analysis to evaluate deal quality, and read dealer reviews to make informed decisions. The application also offers financing tools, including payment calculators, and allows consumers to save searches, set alerts for new listings, and receive instant offers through Sell My Car. The application supports personalized accounts, push notifications for updates, and secure authentication for smooth access.

Dealer Mobile Application

Our dealer mobile application enables dealership operations with a suite of tools designed for efficiency and effectiveness. Key features include an IMV scan for quick VIN scanning or manual input, inventory management for adding, updating, or removing vehicles, and lead management for tracking and responding to inquiries. The application provides pricing assistance to set competitive prices, dealer insights for performance and market analysis, and push notifications for timely updates. It supports localization with multi-language and country-specific settings, leverages native device features like the camera, and offers customizable application settings.

Technology and Product Development

We are a technology and data company focused on utilizing our background as a trusted marketplace for consumers and dealers to provide our customers with innovative and actionable data analysis. We have built an extensive repository of data on cars, prices, dealers, and the interactions between consumers and dealers that is the result of many years of data aggregation and regression modeling. We design our mobile and web products to create a transparent experience for both consumers and dealers. We believe in rapid development, release frequent updates, and have internal tools and automation that allow us to efficiently evolve our products. Our software is built using a combination of internally developed software, third-party software and services, and open-source software.

Infrastructure

Our development servers and U.S. and Canadian websites are hosted through third-party cloud services in the U.S. Our European websites are hosted on third-party cloud computing services near each of London, England; Dublin, Ireland; and Frankfurt, Germany. We use third-party content distribution networks to cache and serve many portions of our sites at locations across the globe. We monitor and test at the application, host, network, and full-site levels to maintain availability and promote performance. We use third-party cloud computing services for many data processing jobs and backup/recovery services.

Marketing and Brand

Consumer Marketing

Through our consumer marketing program, we engage consumers at all points of the consumer journey to communicate our brand values and value propositions as well as to drive consumer leads and sales for our dealers and partners. We advertise through online and offline channels including linear, cable, and connected television, video, social media, display, search, content marketing, partnerships, sponsorships, influencers, audio, out-of-home, and affiliate relationships. We continually test into emerging and new channels with the goal of optimizing our customer acquisition cost and driving awareness of our brand. We use our owned channels, including email, text messages, and on-site and in-application messaging, to deepen our relationships with existing consumer customers. Leveraging our proprietary data and content, we also engage in press outreach to deliver our messages through organic media and articles. We largely drive our consumer marketing efforts internally but engage agency partners when appropriate. Outside of the U.S., we tailor marketing efforts to local markets.

Dealer Marketing

Our dealer marketing team is primarily focused on building marketing assets and events that best educate dealer customers and prospects about our products. We execute dealer campaigns through a number of channels including email, direct mail, and social media with the aim to both drive leads to our sales teams and to increase product adoption and usage with new and existing customers. We run a dealer award program, recognizing top performing dealers on various dimensions such as top rated and top value. In addition, we host events to deepen our understanding of dealer needs and relationships and provide content and thought leadership to support dealer success.

Our marketing team consistently uses research to support ongoing improvement and development of our customer experience.

Sales

Our sales team is responsible for driving dealer acquisition, subscription conversions, and product adoption across franchise and independent dealerships. Both inside and field sales teams support strategic dealership groups in major markets in the U.S., Canada, and the U.K., with additional advertising sales staff based in the U.S., Canada, and the U.K.

Account Managers work with paying dealers to enhance satisfaction and retention through tailored support, including product usage guidance, inventory merchandising, ROI tracking, and profit growth strategies. Active communication with dealers strengthens relationships and fosters success on our platform.

Competition

We face competition to attract consumers and paying dealers to our marketplaces and services and to attract advertisers to purchase our advertising products and services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•
major U.S. online automotive marketplaces, such as AutoTrader.com, CARFAX.com, Cars.com, and TrueCar.com;
•
other U.S. automotive websites, such as Edmunds.com and KBB.com;
•
online automotive marketplaces and websites in our international markets;
•
online dealerships, such as Carvana.com;
•
sites operated by individual automobile dealers;
•
internet search engines, including aggregation sites and AI-generated search engines;
•
social media marketplaces;
•
peer-to-peer marketplaces, such as Craigslist.com; and
•
e-commerce sites, such as the partnership between Amazon.com, or Amazon, and select original equipment manufacturers to sell cars on Amazon.

Competition for Consumers and Dealers

We compete for consumer visits with other online automotive marketplaces, free listing services, general search engines, AI-generated search engines, online dealerships, and dealers’ websites. We compete for consumers primarily on the basis of the quality of the consumer experience and the breadth of offerings that we are able to provide. We believe we compare favorably on user experience due to the number of our vehicle listings, the transparency of the information we provide on cars, prices, and dealers, the intuitive nature of our user interface, and our mobile user experience, among other factors.

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines, social media marketplaces, and other internet sites, online dealerships, and vehicle auction companies that attract consumers searching for vehicles. We compete primarily based on the ROI that our marketplace offers as well as the synergies provided by the combination of our foundational listings business with digital retailing offerings and by leveraging our marketplace standing into insightful data analysis. We believe we compare favorably due to our large user audience, high user engagement, the volume and quality of connections we provide to well-informed consumers, and the high impact data insights we provide, which results in an attractive ROI for dealers.

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

Seasonality

Across the retail automotive industry, consumer activity tends to be highest in the spring and summer months, aligning with tax refund season and increased discretionary spending, as well as the rollout of new vehicle models. This seasonality in vehicle purchasing behavior can influence dealer advertising budgets and inventory levels, which, in turn, could impact demand for our products and services.

Historically, our operating results have been more influenced by macroeconomic conditions that impact the volume of vehicle sales, such as slower growth or recession, higher interest rates, unemployment, inflation, consumer confidence in the economy, consumer debt levels, labor disruptions, work stoppages, or strikes, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, than by consistent seasonal patterns.

To date, our operating results have not been materially impacted by the general seasonality of the automotive industry. However, as our platform and offerings continue to scale, including our growing suite of software and data products for consumers and dealers, we may become more susceptible to seasonal trends that affect vehicle transactions, consumer engagement, or dealer marketing behavior.

Accordingly, revenue and cost of revenue related to volume will fluctuate on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors, such as changes in international trade policies, tariffs, higher interest rates, and other macroeconomic issues, more significantly impact the industry.

People and Talent

Our investment in our greatest asset – our people – is integral to our core values, evidenced by our inclusion of employee development as components of our 2025 strategic and organizational initiatives. Our Board of Directors oversees our people and talent efforts and views building our culture – from employee development and retention to inclusion initiatives – as key to driving long-term value for our business and helping mitigate risks. As of December 31, 2025, we had 1,218 full-time employees, 82 of whom were based outside the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Culture, Values, and Standards

OUR CORE VALUES
WE ARE PIONEERING	WE ARE TRANSPARENT	WE ARE DATA-DRIVEN
WE MOVE QUICKLY	WE ARE COLLABORATIVE	WE HAVE INTEGRITY

Our company culture is rooted in a data-driven, innovative approach to the automotive market, fostering thought leadership, collaboration, and continuous improvement to serve our consumers, dealers, and partners. We are an equal opportunity employer and strive to build and nurture a culture where inclusiveness is a reflex, not an initiative. We also have five universal leadership capabilities that differentiate us from the market as part of our continued commitment to give employees the power to own their career development and impact and guide how we work and drive impact. They include:

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

We continually invest in employee career growth and a wide range of development opportunities, including compliance training, mentoring, coaching, and hybrid learning formats.

Compensation and Benefits

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we provide our eligible employees with competitive wages and access to flexible and convenient healthcare programs intended to meet their needs and the needs of their families, including for all eligible U.S. employees: medical, dental, and vision coverage; health savings accounts with company contributions and flexible spending accounts; paid time off; flexible hybrid work schedules or remote work on a case-by-case basis; employee assistance programs; short-term and long-term disability insurance; term life insurance; and fertility health and family-forming benefits; as well as company-paid access to certain wellness and family care resources. Additionally, we offer a 401(k) plan that includes a company matching program.

Employee Engagement

We take employee feedback seriously and we regularly conduct employee engagement surveys to help our management team gain insight into and gauge employees’ feelings, attitudes, and behaviors around working at CarGurus. Our culture and commitment to building a workplace where we can all thrive has been recognized externally – we have received numerous awards acknowledging our efforts in creating a desirable workplace.

Intellectual Property

We protect our intellectual property through a combination of patents, copyrights, trademarks, service marks, domain names, trade secret protections, confidentiality procedures, and contractual restrictions.

CarGurus has one issued U.S. patent with an expiration date of May 2034. From time to time, we file U.S. provisional and non-provisional patent applications that may cover proprietary technology relating to various functionalities on our platform to the extent we believe they would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks in the U.S. and certain other jurisdictions. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position. Our registered trademarks remain enforceable in the countries in which they are registered for as long as we continue to use the marks and pay the fees to maintain the registrations in those countries.

We are the registered holder of several domestic and international domain names that include “CarGurus”, “PistonHeads”, and “Autolist” and other variations of our trade names.

We enter into confidentiality and proprietary rights agreements with our employees and relevant consultants, contractors, and business partners. We control the use of our proprietary technology and intellectual property through provisions in contracts with our dealer customers and partners and our general and product-specific terms of use on our websites.

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

We consider applicable advertising and consumer protection laws and regulations in designing our products and services. We endeavor to design our website content in a manner that would comply with relevant advertising regulations and consumer protection laws if the content were to be considered vehicle sales advertising.

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

Information about Our Executive Officers (as of February 19, 2026)

Jason Trevisan, Chief Executive Officer and Director (Age 51)

Business Experience

•
Chief Executive Officer and member of the Board, CarGurus (since January 2021); interim Principal Financial Officer, Principal Accounting Officer, and Treasurer (since March 2025 and October 2022 to December 2023)
•
Chief Financial Officer, CarGurus (September 2015 to January 2021); Treasurer, CarGurus (September 2015 to January 2021); President, International, CarGurus (January 2020 to January 2021)
•
General Partner, Polaris Partners, a venture capital firm (September 2003 to August 2015); while at Polaris, Mr. Trevisan led investments in and served as a director of numerous consumer internet and software companies including LegalZoom, PartsSource, Shoedazzle, and The Roberts Group
•
Management roles in analytics and client services, aQuantive, a digital marketing service and technology company that was acquired by Microsoft Corporation in 2007 (September 1999 to June 2001)
•
Consultant, Bain & Company, a management consulting company (July 1996 to August 1999)

Education

•
Master of Business Administration degree from the Tuck School of Business at Dartmouth College
•
Bachelor of Arts degree from Duke University

Langley Steinert, Executive Chair and Chair of the Board of Directors (Age 62)

Business Experience

•
Founder and member of the Board, CarGurus (since March 2006); Executive Chair, CarGurus (since January 2021); Chair, CarGurus (since September 2017)
•
Chief Executive Officer, CarGurus (March 2006 to January 2021); President, CarGurus (June 2015 to February 2019)
•
Co-founder and Chairman of the Board, ApartmentAdvisor, Inc., an apartment rental marketplace (since October 2020)
•
Co-founder and Chairman of TripAdvisor (February 2000 through February 2006)

Other Private Institution Boards

•
Tuck School of Business at Dartmouth College

Education

•
Master of Business Administration degree from the Tuck School of Business at Dartmouth College
•
Bachelor of Arts degree from Georgetown University

Ismail Elshareef, Chief Product Officer (Age 50)

Business Experience

•
Chief Product Officer, CarGurus (since February 2024)
•
Chief Product Officer, OneFootball, a platform-based football media company (January 2022 to January 2024)
•
Chief Product Officer, UpKeep, Inc., an asset operations management platform company (August 2019 to December 2021)
•
Senior Vice President, Consumer Products, Ticketmaster Entertainment, LLC, a ticket sales and distribution company (September 2016 to July 2019); Vice President, Open Platform and Innovation, Ticketmaster (July 2015 to September 2016)
•
Executive Director, Open Platform, Edmunds.com Inc., an online resource for automotive inventory and information (May 2011 to July 2015); Principal Architect, Edmunds.com (May 2010 to May 2011); Director, Engineering, Edmunds.com (December 2007 to May 2010)

Education

•
Bachelor of Science degree in Computer Engineering from the King Fahd University of Petroleum and Minerals
•
Master of Science degree in Electrical Engineering from California State University, Los Angeles
•
Executive Management Program at Kellogg Graduate School of Management at Northwestern University

Jennifer Hanson, Chief People Officer (Age 55)

Business Experience

•
Chief People Officer, CarGurus (since September 2024)
•
Senior Corporate Advisor, Accolade, Inc., a healthcare company (May 2024 to July 2024); Chief Human Resources Officer, Accolade (May 2022 to April 2024)
•
Senior Vice President, Head of Fidelity Medicare Services, Fidelity Investments, a financial services corporation (February 2019 to April 2022); Senior Vice President, Managing Director at Fidelity Labs, Fidelity (July 2018 to February 2019); Senior Vice President, Head of Associate Experience and Benefits, Fidelity (June 2012 to June 2018); Vice President and Associate General Counsel, Fidelity (October 2006 to June 2012)
•
Associate General Counsel, Tufts Health Plan, an insurance agency (October 2003 to October 2006); Assistant General Counsel, Tufts Health Plan (April 1999 to October 2003)
•
Counsel, Unicare, a health insurance company (March 1997 to April 1999); Contracts Manager, Unicare (December 1995 to March 1997)

Education

•
Juris Doctor degree from Northeastern University School of Law
•
Bachelor of the Arts degree from University of Maine

Matthew Quinn, Chief Technology Officer (Age 54)

Business Experience

•
Chief Technology Officer, CarGurus (since January 2022)
•
Vice President of Engineering, Alignable, Inc., a small business referral network (January 2020 to December 2021)
•
Vice President of Software Development, Audible, Inc., an Amazon company providing online audiobook and podcast services (May 2018 to December 2019); Senior Director Software Development, Audible (June 2016 to May 2018); Director Software Development, Audible (June 2015 to June 2016)
•
Software Development Manager, Amazon, an e-commerce and cloud computing company (July 2014 to June 2015)
•
Director, Global Digital, Vistaprint, a Cimpress plc company providing online marketing and printing services to small businesses (July 2013 to July 2014); Associate Director, Global Digital, Vistaprint (January 2012 to July 2013); Program Manager, Global Digital, Vistaprint (July 2009 to January 2012); Senior Product Manager, Vistaprint (May 2007 to November 2009)

Education

•
Master of Science degree in Management from Emmanuel College
•
Bachelor of Arts degree in Mathematics and Computer Science from the College of the Holy Cross

Dafna Sarnoff, Chief Marketing Officer (Age 62)

Business Experience

•
Chief Marketing Officer, CarGurus (since December 2021)
•
Chief Marketing Officer, Aura Sub, LLC, a digital security innovator (September 2020 to November 2021)
•
Chief Marketing Officer, Intersection Parent, Inc., an experience-driven media and technology company (August 2016 to September 2020)
•
Senior Vice President, Yodle, Inc., a digital marketing software-as-a-service business that was acquired by Web.Com Group, Inc. in 2016 (November 2012 to August 2016)
•
Various leadership roles over ten years at American Express Company, a bank holding company and multinational financial services corporation that specializes in payment cards, in both consumer and B2B marketing, after starting her career at Bain & Company, Inc.

Education

•
Master of Business Administration degree from Harvard Business School
•
Bachelor of Arts degree in Mathematics from Dartmouth College

Samuel Zales, Chief Operating Officer and President (Age 62)

Business Experience

•
Chief Operating Officer, CarGurus (since September 2017), President, CarGurus (since February 2019)
•
Chief Revenue Officer, CarGurus (December 2015 to September 2017); President of Dealer Operations and International, CarGurus (November 2014 to December 2015)
•
Executive Vice President, Zeta Interactive, a marketing software company that acquired ClickSquared, Inc., a marketing software company, in January 2014 (January 2014 to October 2014)
•
Chief Executive Officer, ClickSquared (March 2013 to January 2014)
•
Consultant to multiple technology and software companies and served on the boards of four venture-backed companies
•
President, Zoom Information, Inc., a software-as-a-service company (October 2008 to November 2011)

•
Chief Executive Officer, BuyerZone.com LLC, an online marketplace for business purchasing and a division of Reed Business Information, a business unit of Reed Elsevier PLC, which acquired BuyerZone.com in January 2007 (January 2007 to October 2008)
•
President and Chief Executive Officer, BuyerZone.com, which he led to its acquisition by Reed Business Information (November 1999 to January 2007)

Education

•
Master of Business Administration degree from the Kellogg Graduate School of Management at Northwestern University
•
Bachelor of Arts degree from Dartmouth College

Javier Zamora, General Counsel and Corporate Secretary (Age 55)

Business Experience

•
General Counsel and Corporate Secretary, CarGurus (since August 2022)
•
Vice President, General Counsel & Corporate Secretary, Converse, Inc., a footwear and apparel company (February 2021 to July 2022)
•
Assistant General Counsel at Nike, Inc., a global footwear and apparel company (March 2008 to January 2021)
•
Practiced corporate and securities law at Hinshaw & Culberston LLP, a national law firm based in Chicago
•
Officer in the military who served a tour of duty in Iraq

Education

•
Juris Doctor degree from DePaul University
•
Bachelor of Arts degree in Political Science from the University of California, Los Angeles

Additional Information

The following filings are available on our investor relations website after we file them with the U.S. Securities and Exchange Commission, or the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual meetings of stockholders, and any amendments to those reports or statements. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at investors.cargurus.com.

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

Risks Related to Our Business and Industry

•
Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscriptions with us and/or dealer closures or consolidations occur that reduce demand for our products, our business and financial results would be materially and adversely affected.
•
If we fail to maintain or increase the number of dealers that pay subscription fees to us, or fail to maintain or increase the fees paid to us for subscriptions, our business and financial results would be materially and adversely affected.
•
Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products could negatively impact our business and financial results.
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
•
If we are unable to provide a compelling experience to consumers on our marketplaces, the number of connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.
•
Our future revenue is uncertain, including due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the U.S. and abroad, and the imposition of new or increased tariffs by the U.S. or foreign governments.
•
We may be subject to disputes regarding the accuracy of the pricing and valuation products and features of our marketplaces.
•
Failure to deal effectively with fraud or other illegal activity could harm our business.
•
Seasonality and other factors may cause fluctuations in our operating results and our marketing spend.
•
Failure to adequately protect our intellectual property could harm our business and operating results.

Risks Related to Our Operations

•
We may be unable to halt the operations of websites that aggregate or misappropriate our data.

•
Certain of our key business metrics are subject to inherent challenges in measurement and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•
Our ability to attract consumers to our websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.
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
•
We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate highly qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.
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

Risks Related to Our Class A Common Stock

•
Our founder controls a majority of the voting power of our outstanding capital stock and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.
•
The trading price of our Class A common stock has been and may continue to be volatile and the value of our stockholders’ investment in our stock could decline.
•
There can be no assurance that we will continue to repurchase shares or that our share repurchase program will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

General Risk Factors

•
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.
•
We expect our results of operations to fluctuate on a quarterly and annual basis.
•
Litigation and other legal proceedings may adversely affect our business, financial condition, and results of operations.

Risks Related to Our Business and Industry

Our business is substantially dependent on our relationships with dealers. If a significant number of dealers terminate their subscriptions with us and/or dealer closures or consolidations occur that reduce demand for our products, our business and financial results would be materially and adversely affected.

A significant source of our revenue consists of subscription fees paid to us by dealers for access to enhanced features on our platform. The majority of our contracts with dealers currently provide for one-month committed terms and do not contain contractual obligations requiring a dealer to maintain its relationship with us beyond the committed term. If a significant number of our paying dealers independently or under advisement from influential groups (such as dealer associations, regulators, automotive manufacturers, and consumer advocates) decide to terminate their subscriptions with us, our business and financial results would be materially and adversely affected.

Additionally, in the past, the number of U.S. dealers has declined due to dealership closures and consolidations as a result of industry dynamics and macroeconomic issues. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our products and services. In addition, further proliferation of automotive manufacturer direct-to-consumer sales models could result in a decline in the number of U.S. dealers and consolidation in buying power. If dealership closures and consolidations occur in the future, our business and financial results would be materially and adversely affected.

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

We allow dealers to list their inventory in our marketplaces for free; however, we impose certain limitations on such listings. In the future, we may decide to impose additional restrictions on Restricted Listings or modify the services available to non-paying dealers. These changes to our Restricted Listings product may result in less inventory being displayed to consumers, which may impair our efforts to attract consumers, and cause paying and non-paying dealers to receive fewer leads and connections, which may make it more difficult for us to convert non-paying dealers to paying dealers or maintain or increase the number of paying dealers. If dealers do not subscribe to our paid offerings at the rates we expect, our business and financial results would be materially and adversely affected.

Any inability by us to develop new products, adapt to new technologies, or achieve widespread consumer and dealer adoption of those products could negatively impact our business and financial results.

Our success depends on our continued innovation to provide products that make our marketplaces, websites, and mobile applications useful for consumers and dealers or that otherwise provide value to consumers and dealers, including, for example, features of vehicle listing, research, search, and transactional offerings. In addition, following the wind-down of CarOffer, we are focusing on developing technology and analytics that will enable smarter sourcing and pricing decisions. A failure by us to capture the benefits that we expect from these product investments could negatively impact our business and financial results.

We also anticipate that over time our investments in our current products may become less productive and the growth of our revenue will require more focus on developing new products. These new products must be widely adopted by consumers and dealers in order for us to continue to attract consumers to our marketplaces and dealers to our products and services. Accordingly, we must continually invest resources in product, technology, and development to improve the attractiveness of our marketplaces and adapt to new and changing technologies and consumer requirements. Our ability to engage in these activities may decline as a result of macroeconomic factors and any cost-savings initiatives on our business. We also may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. These product, technology, and development expenses may include costs of hiring additional personnel and retaining our current employees, engaging third-party service providers, and conducting other research and development activities. There can be no assurance that innovations to our products, like PriceVantage, Dealership Mode, Discover, or Sell My Car, or the development of future products, will increase consumer or dealer engagement, achieve market acceptance, create additional revenue, or become profitable. There can also be no assurance that our future products will meet consumer expectations in light of new technologies offered by others in the marketplace.

We have made, and intend to continue making, significant investments in developing products that incorporate AI. The development of such new features will incur significant costs and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could increase cybersecurity and data protection risks and result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI, along with new or enhanced governmental or regulatory scrutiny, could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, several U.S. states have proposed, and in certain cases have enacted, legislation covering the deployment and regulation of AI technology, or otherwise imposing obligations in connection with the use of AI. Additionally, the EU enacted the Artificial Intelligence Act in March 2024 that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems.

In addition, revenue relating to new products is typically unpredictable and our new products may have lower gross margins, lower retention rates, and higher marketing and sales costs than our existing products. We are likely to continue to modify our pricing models for both existing and new products so that our prices for our offerings reflect the value those offerings are providing to consumers and dealers. Our pricing models may not effectively reflect the value of products to dealers and if we are unable to provide marketplaces and products that consumers and dealers want to use, they may reduce or cease the use of our marketplaces and products. Without innovative marketplaces and related products, we may be unable to attract additional, unique consumers or retain current consumers, which could affect the number of dealers that become paying dealers and the number of advertisers that want to advertise in our marketplaces as well as the amounts that they are willing to pay for our products, which could, in turn, negatively impact our business and financial results.

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

Additionally, competing products from internet search engine providers, such as those that provide dealer and vehicle pricing and other information directly in search results or decreases in consumer use of search engines could also adversely impact traffic to our websites and the number of leads that we are able to send to our dealers. For example, as a result of the continued development of AI technology, search engines now have the ability to create customized search engine results pages that display AI-generated answers for users, which could result in our websites not being displayed prominently or at all. We expect AI to have a significant impact on the future of online automotive marketplaces as AI technologies become increasingly important for consumers buying and selling cars online. If we are unable to identify popular AI providers and AI technologies, or if we fail to utilize those technologies or develop our own technologies, our business may be harmed. For example, consumers may increasingly search for cars using chatbots, virtual assistants, or other AI technologies powered by large language models instead of using traditional search engines. If current and future AI technologies do not send referrals to us at the rate of traditional search engines for any reason, the amount of consumers using our platforms could decrease, which could negatively impact on our business and results of operations.

Our business would also be adversely affected if internet search engine providers choose to align with our competitors. Reductions in our own search advertising spend, more aggressive spending by our competitors, or increased costs from internet search engines could cause us to incur higher advertising costs and/or reduce our market visibility to prospective users, which could, in turn, adversely impact our ability to attract a large consumer audience, the amount of traffic to our marketplaces, and the number of leads that we send to our dealers. Our websites have experienced fluctuations in organic and paid search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of consumers directed to our websites through internet search engines would harm our business and operating results.

If dealers or other advertisers reduce their spending with us, our advertising revenue and business and our financial results would be harmed.

A portion of our revenue is derived from advertising revenue generated primarily through short-term advertising sales, including on-site advertising and audience targeting services, to dealers, auto manufacturers, and other auto-related brand advertisers as well as non-endemic programmatic advertisers. We compete for this advertising revenue with other online automotive marketplaces and with traditional media, such as television, radio, magazines, newspapers, automotive publications, billboards, and other offline advertising channels. Our ability to attract and retain advertisers and to generate advertising revenue depends on a number of factors, including our ability to:

•
increase the number of consumers using our marketplaces;
•
compete effectively for advertising spending with other online automotive marketplaces;
•
continue to develop our advertising products;
•
keep pace with changes in technology and the practices and offerings of our competitors, including the use of AI;
•
keep pace with changes to data privacy regulations as well as the implementation of consent mechanisms to support the changing regulatory landscape; and
•
offer an attractive ROI to our advertisers for their advertising spend with us.

It is possible that advertising customers will cancel or reduce their advertising with us for a variety of reasons, including macroeconomic issues, such as increased interest rates and other matters that influence consumer spending. In addition, a decline in the number of consumer visits to our sites could have an adverse impact on our advertising revenue. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our advertising offerings as compared to alternative channels. If current advertisers reduce their advertising spending with us and we are unable to replace such reduced advertising spending, our advertising revenue and business and financial results would be harmed.

Our business is subject to risks related to the larger automotive industry ecosystem, which could have a material adverse effect on our business, revenue, results of operations, and financial condition.

Decreases in consumer demand could adversely affect the market for automobile purchases and, in turn, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends, including:

•
energy costs;
•
the availability and cost of credit;
•
increased interest rates;
•
inflation;
•
reductions in business and consumer confidence;
•
stock market volatility;
•
unemployment levels;
•
changes to trade policies, including higher tariff rates and customs duties;
•
government shutdowns, political unrest, or uncertainty; and
•
other global economic conditions.

Further, in recent years the market for motor vehicles has experienced rapid changes in technology and consumer demands. Self-driving technology, ride sharing, transportation networks, and other fundamental changes in transportation could impact consumer demand for the purchase of automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect dealers and car manufacturers and lead to a reduction in other spending by these groups, including targeted incentive programs. In addition, our business has been and may continue to be negatively affected by challenges to the larger automotive industry ecosystem, including:

•
global supply chain challenges;
•
labor disruptions, work stoppages, or strikes;
•
economic instability;
•
changes in tax laws and regulations;
•
import or export controls;
•
changes to trade policies, including higher tariff rates and customs duties;
•
economic sanctions and trade restrictions;
•
geopolitical tensions and military conflicts; and
•
other macroeconomic issues, including increased interest rates and inflation.

Both the availability and cost of credit are factors affecting consumer confidence, which is a critical driver of vehicle sales for our consumers and dealers. Additionally, vehicle affordability for our consumers is becoming more challenging due to a combination of factors, including elevated vehicle pricing resulting from inflationary cost increases and declines in inventory supply, rising vehicle finance costs due to increased interest rates, and rising auto insurance rates. These factors could have a material adverse effect on our business, revenue, results of operations, and financial condition.

The failure to build, maintain, and protect our brands would harm our ability to attract a large consumer audience and to expand the use of our marketplaces by consumers and dealers.

Maintaining and enhancing our brands will depend largely on the success of our efforts to maintain the trust of consumers and dealers and to deliver value to each consumer and dealer using our marketplaces. Our ability to protect our brands is also impacted by the success of our efforts to optimize our significant brand spend and overcome the intense competition in brand marketing across our industry, including competitors that may imitate our messaging. In addition, we have, in the past, reduced our brand spend, and it is possible that we may in the future decide to reduce such spend depending on macroeconomic conditions. If consumers believe that we are not focused on providing them with a better automobile shopping experience, or if we fail to overcome brand marketing competition and maintain a differentiated value proposition in consumers’ minds, our reputation and the strength of our brands may be adversely affected.

Complaints or negative publicity about our business practices and culture, our management team and employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third party content and conduct on our websites, and other aspects of our business, irrespective of their validity, could diminish consumers’ and dealers’ confidence and participation in our marketplaces and could adversely affect our brands. There can be no assurance that we will be able to maintain or enhance our brands, and failure to do so would harm our business and operating results.

If we are unable to provide a compelling experience to consumers on our marketplaces, the number of connections between consumers and dealers using our marketplaces may decline and our business and financial results would be materially and adversely affected.

If we are unable to provide a compelling experience to consumers on our marketplaces, the number of connections between consumers and dealers using our marketplaces may decline, which, in turn, could lead dealers to stop listing their inventory in our marketplaces, cancel their subscriptions, or reduce their spending with us. If dealers pause or cancel listing their inventory in our marketplaces, we may not be able to attract a large consumer audience, which may cause other dealers to pause or cancel their use of our marketplaces. This reduction in the amount of inventory available on our marketplaces would materially and adversely affect our business and financial results. Our ability to provide a compelling consumer experience, both on desktop computers and through mobile devices, is subject to a number of factors, including our ability to:

•
maintain attractive marketplaces for consumers and dealers;
•
continue to innovate and introduce products for our marketplaces;
•
anticipate or adapt to new and changing technologies, including the use of AI, and consumer requirements on a timely basis;
•
launch new products that are effective and have a high degree of consumer engagement;
•
display a wide variety of automobile inventory to attract more consumers to our websites;
•
provide mobile applications that engage consumers;
•
maintain the compatibility of our mobile applications with operating systems and with mobile devices running such operating systems; and
•
access and analyze a sufficient amount of data to enable us to provide relevant information to consumers, including pricing information and accurate vehicle details.

Our future revenue is uncertain, including due to potential macroeconomic effects, including financial market volatility and disruption, inflationary concerns, changes in tax laws and regulations, interest and currency exchange rates, uncertain economic conditions in the U.S. and abroad, and the imposition of new or increased tariffs by the U.S. or foreign governments.

Our future revenue is uncertain and could potentially be impacted by macroeconomic issues, including:

•
reductions in business and consumer confidence;
•
labor disruptions, work stoppages, or strikes;
•
unemployment levels;
•
consumer debt levels;

•
financial market volatility and disruption;
•
inflationary concerns;
•
changes in tax laws and regulations;
•
interest and currency exchange rates;
•
uncertain economic conditions in the U.S. and abroad;
•
the imposition of new or increased tariffs by the U.S. or foreign governments;
•
import or export controls;
•
geopolitical events;
•
economic sanctions and trade restrictions; and
•
other matters that influence consumer spending and preferences as well as changes to the regulatory landscape.

We will also not be able to grow as expected, or at all, if we fail to:

•
increase the number of consumers using our marketplaces;
•
maintain and expand the number of dealers that subscribe to our marketplaces and maintain and increase the fees that they are paying;
•
further improve the quality of our marketplaces and introduce high quality new products;
•
increase the new product adoption rate with dealers to profitability;
•
attract and retain advertisers placing advertisements in our marketplaces; and
•
increase the number of connections between consumers and dealers using our marketplaces and connections to paying dealers.

If our revenue declines or fails to grow, investors’ perceptions of our business may be adversely affected, and the market price of our Class A common stock could decline.

We may be subject to disputes regarding the accuracy of the pricing and valuation products and features of our marketplaces.

We provide consumers and dealers with valuation and pricing products and features, including IMV, Deal Ratings, New Car Price Information, Next Best Deal Rating, Maximize Margin, and PriceVantage. Our valuation models depend on the inventory listed on our websites as well as information regarding automotive sales. If the inventory on our websites declines significantly, if the number of automotive sales declines significantly, or if used car sales prices become volatile, whether as a result of macroeconomic effects or otherwise, our valuation models may not perform as expected. Revisions to or errors in our automated valuation models, or the algorithms that underlie them, may cause these products and features to vary from our expectations regarding the accuracy of these tools. In addition, from time to time, regulators, consumers, dealers, and other industry participants may question or disagree with our valuation underlying these products and features. Any such questions or disagreements could result in distraction from our business or potentially harm our reputation, could result in a decline in consumers’ confidence in, or use of, our marketplaces, and could result in legal disputes.

Failure to deal effectively with fraud or other illegal activity could harm our business.

We are exposed to potential fraudulent and illegal activity in our marketplaces, including listings of automobiles that are not owned by the purported dealer or that the dealer has no intention of selling at the listed price; and receipt of fraudulent leads that we may send to our dealers. The measures we have in place to detect and limit the occurrence of such fraudulent and illegal activity in our marketplaces may not always be effective or account for all types of fraudulent or other illegal activity now or in the future. Failure to limit the impact of fraudulent and illegal activity on our websites could lead to potential legal liability, harm our business, cause us to lose paying dealer customers, and adversely affect our reputation, financial performance, and growth prospects.

Seasonality and other factors may cause fluctuations in our operating results and our marketing spend.

Across the retail automotive industry, consumer activity tends to be highest in the spring and summer months, aligning with tax refund season and increased discretionary spending, as well as the rollout of new vehicle models. This seasonality in vehicle purchasing behavior can influence dealer advertising budgets and inventory levels, which, in turn, could impact demand for our products and services. These trends may impact the timing and effectiveness of both consumer and dealer marketing initiatives, which could impact the efficiency of our marketing spend.

As our platform and offerings continue to scale, including our growing suite of software and data products for consumers and dealers, and our growth rates moderate or cease, we may become more susceptible to seasonal trends that affect vehicle transactions, consumer engagement, or dealer marketing behavior.

We have been, and may again be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We have been, and may again be, subject to claims and litigation alleging that we, content on our websites, or technology used in our products infringe others’ intellectual property rights, including the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. We may also learn of possible infringement to our trademarks, copyrights, patents, and other intellectual property. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or payment of substantial damages. We host third-party images on our website and mobile applications and may be subject to third-party claims of those images infringing on intellectual property rights of third parties. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to stop offering some features or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to modify our marketplaces and features, which could require significant effort and expense and may ultimately not be successful.

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims regarding ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional product, technology, and development resources to change our platforms or services, any of which would have a negative effect on our business and operating results. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results, and our reputation.

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

Competitors may adopt trademarks or trade names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims asserted against us by owners of other registered or unregistered trademarks logos or slogans, for our use of registered or unregistered trademarks, logos, or slogans or third-party trademarks that incorporate variations of our trademarks.

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

We have made and may continue to make acquisitions that could disrupt our operations and harm our operating results.

We have acquired businesses in the past, and we may acquire additional businesses, products, services, and technologies that complement or augment our service offerings and customer base in the future. If we are unable to identify and execute on acquisitions, our revenue, business, prospects, financial condition, and operating results could suffer.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot give assurances that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

Risks Related to Our Operations

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

We have expended significant resources to develop proprietary content and any misappropriation of our data could reduce the value of that content or our ROI related to that content, which could harm our competitive position and results of operations. From time to time, third parties may misappropriate our data through website crawling, website scraping, robots, or other means and aggregate this data with data from other sources. In addition, copycat websites may misappropriate data in our marketplaces and attempt to imitate our brands or the functionality of our websites, or to use data from our marketplace to develop data analytics and insights. This activity may also interfere with the operation of our marketplace. We may be unable to detect and remedy all such activities in a timely and adequate manner. Regardless of whether we can successfully enforce our rights against these third parties, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, and financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brands and business could be harmed.

Use of new and evolving technologies, including AI, could also impact our ability to protect our data and intellectual property from misappropriation by third parties. AI is becoming increasingly powerful and sophisticated, and third parties (including our competitors) and copycat websites may utilize AI to misappropriate our data more quickly and at a larger scale than in the past. Use of AI also increases the risk of cyberattacks and data breaches, which can occur more quickly and evolve more rapidly when AI is used. Further, the use of AI, whether by us or by third parties, may increase the risk that our data, intellectual property, or confidential information will be inadvertently disclosed, which may result in reputational harm, competitive harm, or legal liability and adversely affect our business, results of operations, or financial condition.

We may be unable to maintain or grow relationships with data providers, or may experience interruptions in the data they provide, which may create a less valuable or transparent shopping experience and negatively affect our business and operating results.

We obtain data from many third-party data providers, including inventory management systems, automotive website providers, customer relationship management systems, dealer management systems, governmental entities, and third-party data brokers or licensors. Our business relies on our ability to obtain data for the benefit of consumers and dealers using our marketplaces and ourselves. For example, our success in each market is dependent in part upon our ability to obtain and maintain inventory data and other vehicle information for those markets. The loss or interruption of such inventory data or other vehicle information could decrease the number of consumers and dealers using our marketplaces. We could experience interruptions in our data access for a number of reasons, including difficulties in renewing our agreements with data providers, changes to the software used by data providers, efforts by industry participants to restrict access to data, and increased fees we may be charged by data providers. Our marketplaces could be negatively affected if any current provider terminates its relationship with us or our service from any provider is interrupted. If there is a material disruption in the data provided to us, the information that we provide to consumers and dealers using our marketplaces may be limited. In addition, the quality, accuracy, and timeliness of this information may suffer, which may lead to a less valuable or transparent shopping experience for consumers using our marketplaces and could negatively affect our business and operating results.

Certain of our key business metrics are subject to inherent challenges in measurement and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key business metrics using internally produced data and data received from third parties, including third-party platforms, to track certain performance indicators and metrics. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our influencers (including as a result of the use of bots or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only limited abilities to verify data from our sites or third parties and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes, or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

If our key business metrics are not accurate representations of the reach or monetization of our brand, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key business metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition, and operating results could be adversely affected.

Our ability to attract consumers to our websites and to provide certain services to our customers depends on the collection of consumer data from various sources, which may be restricted by consumer choice, privacy restrictions, and developments in laws, regulations, and industry standards.

The success of our on-site monetization efforts, consumer marketing, and the delivery of digital advertisements for our customers depends on our ability to leverage data, including data that we collect from our customers, data we receive from our publisher partners and third parties, and data from our operations. Using cookies and non-cookie technologies, such as mobile advertising identifiers, we collect information about the interactions of users with our customers’ and publishers’ digital properties (including, for example, information about the placement of advertisements and users’ shopping or other interactions with our customers’ websites or advertisements). Our ability to successfully leverage such data depends on our continued ability to access and use such data, which could be restricted by a number of factors, including:

•
increasing consumer adoption of browser preference signals as a result of legislation;
•
privacy restrictions imposed by web browser developers, advertising partners, or other software developers that impair our ability to understand the preferences of consumers by limiting the use of third-party cookies or other tracking technologies or data indicating or predicting consumer preferences; and
•
new developments in, jurisdictional differences in, or new interpretations of privacy laws, regulations, and industry standards.

Each of these developments could materially impact our ability to collect consumer data and deliver relevant digital advertisements to attract consumers to our websites or to deliver targeted advertising for our advertising customers. If we are unsuccessful in evolving our advertising and marketing strategies to adapt to and mitigate these evolving consumer data limitations, our business could be materially impacted.

We and our third-party service providers collect, process, store, transfer, share, disclose, and use consumer information and other data, and the actual or perceived failure of us or our third-party service providers to protect such information and data or respect users’ privacy could expose us to liability and adversely affect our reputation, brands, business, and operating results.

Some functions of our marketplaces involve the storage and transmission of consumers’ information, such as IP addresses and site activity data, contact information of users who connect with dealers, credit applications, and other financial data and profile information of users who create accounts on our marketplaces as well as dealers’ information. We also process and store personal and confidential information of our vendors, partners, and employees, and we employ third-party service providers, such as payment processing providers, who also regularly have access to customer and consumer data. We have experienced in the past, and may in the future experience, cyber threats and incidents. Any cybersecurity attack, data breach, or other security incident impacting such information, including the unauthorized acquisition or access, compromise, or loss of such information, against us or our third-party service providers could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation (including class action litigation) or regulatory action, and remediation costs. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information, and we also rely on our third-party service providers to use sufficient security measures to protect such information. Despite all of our efforts designed to protect this information, none of our security measures or those of our third-party service providers provide absolute security and are susceptible to human error, and they may not be effective in preventing a future failure of our systems. Like all information systems and technology, our websites, mobile applications, and information systems, and those of our third-party service providers, are subject to computer viruses, break-ins, phishing attacks, attempts to overload the systems with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our or our third-party service providers’ systems, any of which could lead to interruptions, delays, or website shutdowns, and could cause loss of critical data and the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information. If we or our third-party service providers experience compromises to data security that result in website or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications, or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, consumers, customers, advertisers, partners, vendors, and employees may lose trust and confidence in us, and consumers may decrease the use of our websites or stop using our websites entirely, dealers may stop or decrease their subscriptions with us, and advertisers may decrease or stop advertising on our websites.

Further, outside parties have attempted and will likely continue to attempt to fraudulently induce employees, consumers, or advertisers to disclose sensitive information in order to gain access to our information or our information of consumers, dealers, advertisers, and employees. As cyber-attacks increase in frequency and sophistication, our cyber-security and disaster recovery plans may not be effective in anticipating, preventing, and effectively responding to all potential cyber-risk exposures. In addition, because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems constantly evolve, often are not recognized until after having been launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate measures for prevention and detection. For example, as AI continues to evolve, cybercriminals could also use AI to develop malicious code and sophisticated phishing attempts.

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

There are numerous federal, national, state, and local laws and regulations in the U.S. and around the world regarding privacy and the collection, processing, storage, sharing, disclosure, use, cross-border transfer, and protection of personal information and other data. These laws and regulations are evolving, are subject to differing interpretations, may be costly to comply with, may result in regulatory fines, penalties, or on-going monitoring, may subject us to investigations and/or third-party lawsuits, may be inconsistent between countries and state-level jurisdictions, and may conflict with other requirements. We seek to comply with applicable industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties, as well as all applicable laws and regulations relating to privacy and data protection. However, given the recency of these laws and the lack of enforcement examples so far, especially in the U.S., it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices and that new regulations could be enacted. Several proposals have recently become effective or are pending, as applicable, before federal, state, local, and foreign legislative and regulatory bodies that could significantly affect our business, which we refer to collectively as the Privacy Regulations. The Privacy Regulations include the EU’s General Data Protection Regulation, the California Consumer Protection Act, and an additional 19 separate U.S. state consumer privacy laws that are currently in effect or will be going into effect over the next year (Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia). Certain of the Privacy Regulations have already required, and certain others may further require, us to change our policies and procedures and may in the future require us to make changes to our marketplaces and other products. These and other requirements could reduce demand for our marketplaces and other offerings, require us to take on more onerous obligations in our contracts, and restrict our ability to store, transfer, and process data, which may seriously harm our business. We may not be entirely successful in our efforts to comply with the evolving regulations to which we are subject due to various factors within our control, such as limited internal resource allocation, or outside our control, such as a lack of vendor cooperation, new regulatory interpretations, or lack of regulatory guidance in respect of certain Privacy Regulations and other statutory requirements.

Any failure or perceived failure by us to comply with U.S. and international data protection laws and regulations, our privacy policies, or our privacy-related obligations to consumers, customers, employees, and other third parties, or any compromise of security that results in the unauthorized release or transfer of data, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, criminal penalties, or public statements against us by consumer advocacy groups or others, and could cause consumers and dealers to lose trust in us, which could significantly impact our brand reputation and have an adverse effect on our business. Additionally, if any third party that we share information with experiences a security breach or fails to comply with its privacy-related legal obligations or commitments to us, such matters may put employee, consumer, or dealer information at risk and could, in turn, expose us to claims for damages, regulatory fines, penalties, or litigation and harm our reputation, business, and operating results.

Cybersecurity risks and cyber incidents, as well as other significant disruptions of our information technology networks and related systems and resources, could adversely affect our business, disrupt operations, and expose us to liabilities to employees, customers, governmental regulators, and other third parties.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we permit certain employees to perform some or all of their business activities remotely, we collect and store certain personal identifying and/or confidential information relating to our employees, customers, vendors, and suppliers, and we maintain operational and financial information related to our business. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including cloud-based infrastructure, encryption and authentication technology, email, and other functions, which exposes us to supply-chain attacks or other business disruptions.

We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. We have experienced in the past, and may in the future experience, security breaches and threats. The risk of a security breach has generally increased as the frequency, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques, tools, and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery, or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack.

We have implemented certain systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential, and personal data. However, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

Our ability to conduct our business may be impaired if our or our services providers’ information technology networks, systems, or resources, including our and their websites or e-mail systems, are compromised, degraded, damaged, or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration, or disruption of our or their information technology resources by:

•
a third party;
•
natural disaster;
•
a failure of hardware or software due to a design or programmatic flaw;
•
a failure of hardware or software security controls;
•
telecommunications system failure;
•
service provider error or failure;
•
fraudulent transactions;
•
intentional or unintentional personnel actions;
•
lost connectivity to our networked resources; or
•
a failure of disaster recovery system.

A significant and extended disruption could damage our business or reputation and cause, amongst other things, loss of revenue or customer relationships, unintended and/or unauthorized public disclosure, or the misappropriation of proprietary, personal identifying, and confidential information, and us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.

The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners, and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses, and charges recorded against our earnings and cause us reputational harm and/or could have a material and adverse effect on our business, financial position, or results of operations.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships or to successfully integrate certain third-party platforms could harm our business.

Our success depends upon our relationships with third parties, including our data center hosts; our information technology providers; our data providers for inventory and vehicle information; and our advertising serving platforms. If these third parties experience difficulty meeting our requirements or standards, have adverse audit results, violate the terms of our agreements or applicable law, fail to obtain or maintain applicable licenses, or if the relationships we have established with such third parties expire or otherwise terminate, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, or increase their fees or if our relationships with these providers or partners deteriorate or terminate, whether as a result of macroeconomic conditions or otherwise, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. Furthermore, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.

Our enterprise systems require that we integrate the platforms hosted by certain third-party service providers. We are responsible for integrating these platforms and updating them to maintain proper functionality. Issues with these integrations, our failure to properly update third-party platforms, or any interruptions to our internal enterprise systems could harm our business by causing delays in our ability to quote, activate service, maintain service, and bill new and existing customers on our platform.

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

We are subject to taxation in the U.S. and certain other jurisdictions in which we operate, which could include corporate income tax, value added tax, excise tax, sales and use tax, gross receipts tax, and property tax. Changes in applicable tax laws or regulations may be proposed or enacted that could materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition, and cash flows. In addition, tax laws and regulations are complex and subject to varying interpretations. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing tax laws or regulations might apply to our business. If we are found to have not adequately addressed our tax obligations, our business could be adversely impacted.

There is also uncertainty over sales tax liability. For example, in 2018 the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. That decision overturned earlier case law that online sellers are not required to collect sales and use taxes unless they have a physical presence in the buyer’s state. Although the Wayfair decision has not had a material effect on our business, it continues to reshape the sales tax landscape and responses from federal and state legislators, regulators, and courts and could materially increase our tax administrative costs and tax risk.

Additionally, certain states require sales and use tax to be collected and remitted with respect to the provision of software as a service, or SaaS, downloadable software, information services, data processing services, digital services, digital goods, and, under certain circumstances, lead generating services. The application of such sales and use taxes to businesses like ours is complex and evolving. To the extent regulators take the position that such laws require us to collect and remit sales and use taxes or characterize any of our existing or future product offerings as taxable SaaS, downloadable software, information services, data processing services, digital services, digital goods, lead generation services, or as any other taxable product or service, our business could be adversely affected.

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

Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a business in an environment of multiple cultures, customs, legal and regulatory systems, alternative dispute resolution systems, and commercial infrastructures. Operating internationally may subject us to different risks or increase our exposure in connection with current risks, including:

•
adapting our websites, mobile applications, and services to conform to local consumer behavior;
•
increased competition from local providers and potential preferences by local populations for local providers;
•
compliance with applicable foreign laws and regulations, including different privacy, consumer, financial, censorship, and liability standards and regulations and different intellectual property laws;
•
the enforceability of our intellectual property rights;
•
credit risk and higher levels of payment fraud;
•
compliance with anti-bribery laws, including compliance with currency exchange rate fluctuations;
•
adverse changes in trade relationships among foreign countries and/or between the U.S. and such countries (which could result in the potential implementation of more restrictive trade policies, higher tariffs, or the renegotiation of existing trade agreements in the U.S. or countries that could adversely affect our supply chain and our business);
•
double taxation of our international earnings and potentially adverse tax consequences arising from the tax laws of the U.S. or the foreign jurisdictions in which we operate; and
•
higher costs of doing business internationally.

We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate highly qualified personnel, or if we experience turnover of our key personnel, our ability to develop and successfully grow our business could be materially and adversely affected.

We believe our success has depended, and continues to depend, on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. We have encountered intense competition for retaining and attracting highly qualified and skilled employees. Retaining highly qualified personnel can be influenced by external market conditions, employee well-being, our employer reputation, and competitive poaching. Accordingly, we have incurred, and we may continue to incur, significant costs to attract new employees and retain existing ones, and we may in the future become less competitive in attracting and retaining employees as a result of any expense reduction efforts that we may initiate. If we do not succeed in attracting well-qualified employees, including talent trained in AI, machine learning, and other market-leading skills and capabilities in new technologies, or retaining and motivating existing employees, our business could be materially and adversely affected.

A number of our team members are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. On September 19, 2025, President Trump issued a Proclamation entitled “Restrictions on Entry of Certain Nonimmigrant Workers” that provided for, among other things, the imposition of a $100,000 fee for certain H-1B visas. Our talent pool for U.S. positions includes workers outside the U.S. who would require new H-1B visas to work for us in the U.S. Given the size of the increased fee, this Proclamation significantly increases the cost of recruiting new talent from outside the U.S., effectively reducing our talent pool for U.S. positions, which may make recruiting for such positions more difficult, especially for those positions that require certain technical skills. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Any of these restrictions could have a material adverse effect on our business, results of operations, and financial conditions.

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

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state, and local laws and regulations and to foreign laws and regulations.

Local Motor Vehicle Sales, Advertising and Brokering, and Consumer Protection Laws

The advertising and sale of new and used motor vehicles is highly regulated by the jurisdictions in which we do business. Regulatory authorities or third parties could take the position that some of the laws or regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to certain aspects of our business. If our marketplaces and related products are determined to not comply with relevant regulatory requirements, we or dealers could be subject to civil and criminal penalties, including fines, or the award of significant damages in class actions or other civil litigation, as well as orders interfering with our ability to continue providing our marketplaces and related products and services in certain jurisdictions. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose or have difficulty increasing the number of paying dealers, which would affect our future growth.

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

Federal Laws and Regulations

The Federal Trade Commission, or the FTC, has the authority to take actions to remedy or prevent acts or practices that it considers to be unfair or deceptive and that affect commerce in the U.S. If the FTC or any other state regulatory body takes the position in the future that any aspect of our business, including our advertising and privacy practices, constitutes an unfair or deceptive act or practice, responding to such allegations could require us to defend our practices and pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our marketplaces and related products and services, any or all of which could result in substantial adverse publicity, distraction for our employees, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

Our platforms enable us, dealers, and users to send and receive text messages and other mobile phone communications. The TCPA, as interpreted and implemented by the FCC and federal and state courts, impose significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, particularly if the prior express consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC, by state attorneys general, or by others through litigation, including class actions. Furthermore, several provisions of the TCPA, as well as applicable rules and orders, are open to multiple interpretations and compliance may involve fact-specific analyses.

Any failure by us, or the third parties on which we rely, to follow, or successfully implement, appropriate processes and procedures in response to existing or future laws and regulations could result in legal and monetary liability, fines, and penalties or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if the claims are meritless, we may be required to expend resources and pay costs to defend against regulatory actions or third-party claims. Additionally, any change to applicable laws or their interpretations that further restricts the way consumers and dealers interact through our platforms, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations, and cash flows.

Antitrust and Other Laws

Antitrust and competition laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. A governmental or private civil action alleging unlawful or anticompetitive activity could be costly to defend and could harm our business, results of operations, financial condition, and cash flows.

Claims could be made against us under both U.S. and foreign laws, including claims for defamation, libel, privacy violations, false advertising, unfair trade or deceptive practices, or intellectual property infringement, or claims based on other theories related to the nature and content of the materials disseminated by our marketplaces and on portions of our websites. Our defense against any of these actions could be costly and involve significant time and attention of our management and other resources. If we become liable for information transmitted in our marketplaces, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. We are, and we will continue to be, exposed to legal and regulatory risks including with respect to privacy, tax, law enforcement, content, intellectual property, competition, and other matters. The enactment of new laws and regulations or the interpretation of existing laws and regulations, both domestically and internationally, may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of subscribing dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by federal and state governmental agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us or dealers using our marketplaces, or state attorney general offices combining resources to investigate state privacy law violations, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability, or orders requiring us to make adjustments to our marketplaces and related products and services.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.

If we are unable to generate sufficient cash flows, we would require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including the effects of macroeconomic issues, as well as to make marketing expenditures to improve our brand awareness, develop new products, further improve our platform and existing products, enhance our operating infrastructure, and acquire complementary businesses and technologies. We may need to engage in equity or debt financings to secure additional funds, in addition to our revolving credit facility associated with the Credit Agreement (as defined below), which we refer to as the 2022 Revolver. Additional funds may not be available when we need them on terms that are acceptable to us or at all. Volatility in the equity and credit markets, including heightened inflation and interest rate and currency rate fluctuation, may also have an adverse effect on our ability to obtain equity or debt financing. An inability to obtain adequate financing or financing on terms satisfactory to us when we require it could significantly limit our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances and could adversely affect our business, operating results, financial condition, and prospects.

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

A failure by us to comply with the covenants or payment requirements specified in the 2022 Revolver could result in an event of default, which would give the lenders the right to terminate their commitments to provide loans under the 2022 Revolver and to declare any borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If any debt under the 2022 Revolver were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver associated with our leases.

If we fail to maintain effective internal control and remediate any future control deficiencies, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness in our internal control over financial reporting, which was subsequently remediated during the year ended December 31, 2024. If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to produce accurate consolidated financial statements in the future, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, and our ability to access the capital markets could be limited. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Risks Related to Our Class A Common Stock

Our founder controls a majority of the voting power of our outstanding capital stock and, therefore, has control over key decision-making and could control our actions in a manner that conflicts with the interests of other stockholders.

Primarily by virtue of his holdings in shares of our Class B common stock, which has a ten-to-one voting ratio compared to our Class A common stock, Langley Steinert, our founder and Executive Chair, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and, therefore, has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock, which might harm the trading price of our Class A common stock. In addition, Mr. Steinert has significant influence in the management and major strategic investments of our company as a result of his position as Executive Chair, and his ability to control the election or replacement of our directors. As our Executive Chair, Mr. Steinert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. If Mr. Steinert’s status as an officer and a director is terminated, his fiduciary duties to our stockholders will also terminate, but his voting power as a stockholder will not be reduced as a result of such termination unless such termination is either made voluntarily by Mr. Steinert or due to Mr. Steinert’s death, or if the sum of the number of shares of our capital stock held by Mr. Steinert, by any Family Member of Mr. Steinert and by any Permitted Entity of Mr. Steinert (as such capitalized terms are defined in our amended and restated certificate of incorporation, included as Exhibit 3.1 to this Annual Report), assuming the exercise and settlement in full of all outstanding options and convertible securities and calculated on an as-converted to Class A common stock basis, is less than 9,091,484 shares. As a stockholder, even a controlling stockholder, Mr. Steinert is entitled to vote his shares in his own interests, which may not always be aligned with the interests of our other stockholders.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our founder and certain of his affiliates hold a substantial number of the outstanding shares of our Class B common stock and, therefore, hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, therefore, are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. Additionally, transfers by holders of Class B common stock will generally result in those transferred shares converting into Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock into Class A common stock has had and will continue to have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain such shares. If, for example, Mr. Steinert retains a significant portion of his holdings of Class B common stock, he could continue to control a majority of the combined voting power of our outstanding capital stock.

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

•
changes in the operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
sales of shares of our Class A common stock by us or our stockholders;
•
adverse changes to recommendations regarding our stock by covering securities analysts;
•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•
announcements by us or our competitors of new products;
•
the public’s reaction to our issuances of earnings guidance or other public announcements and filings;
•
real or perceived inaccuracies in our key metrics;
•
actual or anticipated changes or fluctuations in our operating results or developments in our business, our competitors’ businesses, or the competitive landscape generally;
•
litigation involving us or investigations by regulators into our operations or those of our competitors;
•
developments or disputes concerning our proprietary rights;
•
announced or completed acquisitions of businesses or technologies by us or our competitors;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
changes in accounting standards, policies, or guidelines;
•
any significant change in our management;
•
changes in the automobile industry;
•
actions of an activist stockholder;
•
public health emergencies; and
•
general economic conditions.

There can be no assurance that we will continue to repurchase shares or that our share repurchase program will enhance stockholder value, and share repurchases could affect the price of our Class A common stock.

In February 2026 we announced that our Board of Directors authorized a program to purchase up to $250.0 million of our Class A common stock, or the 2026 Share Repurchase Program, with an expiration date of December 31, 2026. Repurchases under the 2026 Share Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, and regulatory and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our Class A common stock.

Repurchases under the 2026 Share Repurchase Program will decrease the number of outstanding shares of our Class A common stock and, therefore, could affect the price of our Class A common stock and increase its volatility. The existence of the 2026 Share Repurchase Program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Repurchases under the 2026 Share Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although the 2026 Share Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

General Risk Factors

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, car-shopping information, lead generation, marketing, and digital car-buying and -selling services designed to help consumers and dealers shop for cars and to enable dealers to reach these consumers. Our competitors include online automotive marketplaces and websites; online dealerships; internet search engines (including aggregation sites and AI-generated search engines); social media marketplaces; peer-to-peer marketplaces; sites operated by automobile dealers and original equipment manufacturers; and e-commerce sites. We compete with these and other companies for a share of dealers’ overall marketing budget for online and offline media marketing spend and we compete with these and other companies in attracting consumers to our websites. To the extent that dealers view alternative marketing and media strategies to be superior to our marketplaces, we may not be able to maintain or grow the number of dealers subscribing to, and advertising on, our marketplaces, and our business and financial results may be adversely affected. We also expect that new competitors will continue to enter the online automotive retail and wholesale industries with competing marketplaces, products, and services, and that existing competitors will expand to offer competing products or services, which could have an adverse effect on our business and financial results.

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

In addition, our competitors may outpace us in incorporating technologies, such as AI, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. The content, analyses, or recommendations generated by AI products or services, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period as a result of a variety of factors, some of which are outside of our control, including macroeconomic issues, such as increased interest rates and lower consumer confidence. Our results may vary as a result of fluctuations in the number of dealers subscribing to our marketplaces and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or covering analysts, which may adversely affect the trading price of our Class A common stock.

Litigation and other legal proceedings may adversely affect our business, financial condition, and results of operations.

From time to time we may become involved in legal proceedings, claims, government investigations, and other proceedings relating to labor and employment, commercial, tort, contract, privacy, consumer protection, intellectual property matters, tax, state or federal regulatory investigations, securities (including class action litigation), competition or antitrust, and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition, and results of operations and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings, or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ or dealers’ confidence, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

Our operations, or those of third-party service providers or dealers, could be negatively impacted by various events beyond our control, including natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters. These events could disrupt our operations and those of our third-party service providers or dealers whether occurring in the U.S. or internationally. Further, if a natural disaster or catastrophic event occurs in a region in which a significant number of dealers are located, such dealers may suspend listing their inventory, cancel or delay their subscriptions, or reduce their spending with us, which may materially and adversely impact our results of operations for a particular period. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could, in turn, affect our business, operating results, and financial condition.

Expectations relating to environmental, social, and governance considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social, and governance, or ESG, considerations relating to our business, including climate change and greenhouse gas emissions, human capital, and equity and inclusion.

We make statements about our ESG goals and initiatives through information provided on our website. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, in recent years there has been a rise in the prevalence of the anti-ESG movement, and some stakeholders may disagree with our ESG goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our ESG goals, further our initiatives, adhere to our public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price. Additionally, meeting evolving and varied stakeholder expectations and standards may require management time and expense and may result in a significant increase in costs, which may negatively impact our business and financial results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have policies, procedures, and processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats as well as secure our networks and systems. Such processes include procedural and technical safeguards, response plans, regular vulnerability and penetration tests on our systems and product applications, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. Our cybersecurity program is informed by recognized industry frameworks, including elements of the National Institute of Standards and Technology Cybersecurity Framework and ISO/IEC 27001 standards, and is considered as a part of our broader enterprise risk analysis. Our security incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to assess the severity of, escalate, contain, investigate, and remediate incidents as well as to comply with applicable legal obligations. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

We engage certain external parties to enhance our cybersecurity processes and strategies, and we continue to adjust and refine our processes and strategies in response to assessments by such external parties industry best practices and the shifting threat landscape (including AI-related threats). Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, we evaluate the security and risk posture according to the perceived level of risk and in accordance with industry standard best practices. We maintain a dedicated Security Operations and Trust team that conducts security reviews of third-party service providers critical to our business, which may include due diligence assessments, security questionnaires, and reviews of third-party attestations and certifications.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides regular updates to our Board of Directors regarding such oversight. The Audit Committee regularly meets with members of management responsible for data privacy, technology, and information security risks to discuss these risks, risk management activities, incident response plans, best practices, the effectiveness of our security measures, and other related matters. Our Chief Technology Officer and our Director of Information Security provide periodic, and at least quarterly, updates to the Audit Committee on cybersecurity risks and our risk management processes, which may include reports on identified threats, mitigation status, and applicable legal or regulatory developments. Cybersecurity matters are also formally raised to our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel through their attendance at Audit Committee meetings or direct communications as needed.

Our Director of Information Security leads our cybersecurity initiatives and oversees our Security Operations and Governance, Risk, and Compliance teams. This individual is primarily responsible for assessing, managing, and monitoring our cybersecurity risks and response programs and reports to our Chief Technology Officer. He has over 15 years of experience in the technology sector, including as a Chief Information Security Officer at other companies, and has deep expertise in cybersecurity, compliance, and risk assessment.

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

Item 2. Properties.

We do not own any material real property. Our principal executive office is located in Boston, Massachusetts, where we lease a total of 225,428 square feet of space with a lease term through 2039. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “CARG”.

Holders

As of February 12, 2026, we had five record holders of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our equity securities for each of the months during the quarter ended December 31, 2025:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands) (3)
October 1, 2025 through October 31, 2025	998,555	$34.87	998,555	$19,956
November 1, 2025 through November 30, 2025	611,758(1)	$35.56	561,196	$—
December 1, 2025 through December 31, 2025	—	$—	—	$—
Total	1,610,313	$35.13	1,559,751
(1)
The total number of shares of our Class A common stock that were purchased between November 1, 2025 through November 30, 2025 consist of (a) 561,196 shares purchased under the 2025 Share Repurchase Program (as defined below) and (b) 50,562 shares purchased by us during an open trading window under our Insider Trading Policy and at management’s discretion as to timing, manner, and pricing.
(2)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(3)
In November 2024 we announced that our Board of Directors authorized a program to purchase up to $200.0 million of our Class A common stock, or the Original 2025 Share Repurchase Program. In August 2025 we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase up to $350.0 million of our Class A common stock, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or, as amended, the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025. All repurchased shares under the 2025 Share Repurchase Program were retired. We funded share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations. In February 2026 we announced that our Board of Directors authorized the 2026 Share Repurchase Program pursuant to which we may purchase up to $250.0 million of our Class A common stock. Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise be subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of CarGurus under the Exchange Act or the Securities Act of 1933, as amended.

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our Class A common stock, the Nasdaq Composite Index, and the S&P 500 Index. On December 31, 2020, the last reported sale price of our Class A common stock on the Nasdaq Global Select Market was $31.73 per share. All values assume a $100 initial cash investment and data for the Nasdaq Composite Index and the S&P 500 Index assume reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
CARG	$100	$106	$44	$76	$115	$121
Nasdaq Composite Index	$100	$122	$82	$119	$154	$187
S&P 500 Index	$100	$129	$105	$133	$166	$196

Item 6. [Reserved]

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

This section of this Annual Report discusses 2025, 2024, and 2023 items and year-to-year comparisons between 2025 and 2024 and between 2024 and 2023. In the third quarter of 2025 we began to wind-down the operations of CarOffer. The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in our consolidated financial statements for all periods presented, except for the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and the consolidated statements of cash flows. These statements have not been separately reclassified and discontinued operations are included within each for all periods presented. For further information, refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report. Unless indicated otherwise, the information below relates to our continuing operations and does not include the results of discontinued operations. The discussion of 2024 and 2023 financial condition, results of operations, and year-to-year comparisons within the sections below have been revised to conform with this current period presentation. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

Company Overview

CarGurus is a multinational automotive platform helping consumers and dealers confidently buy and sell vehicles. Founded in 2006 with a mission to bring more trust and transparency to car shopping, CarGurus is the No. 1 visited automotive shopping site in the U.S.1 with the largest selection of inventory and network of dealers2. CarGurus’ selection, trusted automotive insights, and data-driven products and solutions support each shopper’s journey — from online research and shopping to in-dealership decisions — to empower them at every step. CarGurus provides dealers a personalized, predictive intelligence platform with software solutions that helps them run their businesses more efficiently and profitably at all stages of inventory acquisition and pricing, marketing, and conversion to sale.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. and we operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

1 Similarweb: Traffic Insights (Cars.com, Autotrader.com, TrueCar.com, CARFAX.com Listings (defined as CARFAX.com Total Visits minus Vehicle History Reports)), Q4 2025, U.S.

2 Compared to Autotrader.com, Cars.com, TrueCar.com, and CARFAX.com (Joreca as of December 31, 2025)

Discontinued Operations

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of our stockholders to wind down CarOffer, including the CarOffer Transactions Business. Following the broader strategic reassessment, we concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, we will continue to deliver AI-powered inventory intelligence through our insights platform and enable consumer vehicle sourcing at scale through Sell My Car, and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in the consolidated financial statements for all periods presented, except for the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and the consolidated statements of cash flows. These statements have not been separately reclassified and discontinued operations are included within each for all periods presented.

As a result of the wind-down, we incurred total expenditures of $13.3 million, of which all cash expenditures have been paid.

For further information, refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Reportable Segments, Revenue, and Financial Overview

Beginning in the fourth quarter of 2025, in connection with the wind-down of CarOffer, our chief executive officer, who acts as the CODM, began to manage our business, make operating decisions, and evaluate operating performance based on consolidated results. Accordingly, the change led to revisions to the nature and substance of information regularly provided to and used by the CODM, and served to align our reported results with our ongoing growth strategy. As a result, beginning in the fourth quarter of 2025 we report our financial results as a single reportable segment. For further segment reporting and geographic information, refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

We derive our revenue from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

For the year ended December 31, 2025, we generated revenue of $907.0 million, a 14% increase from $798.0 million of revenue for the year ended December 31, 2024.

For the year ended December 31, 2025, we generated net income from continuing operations of $196.7 million and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, of $319.0 million, compared to net income from continuing operations of $128.7 million and Adjusted EBITDA from continuing operations of $255.6 million for the year ended December 31, 2024.

See below for more information regarding our use and reconciliation of Adjusted EBITDA from continuing operations and other non-GAAP financial measures.

Key Business Metrics

We regularly review a number of metrics, including the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. We believe it is important to evaluate these metrics, as applicable, for the U.S. and International geographic regions. The International region derives revenue from customers outside of the U.S. International markets perform differently from the U.S. market due to a variety of factors, including our operating history in each market, our rate of investment, market size, market maturity, competition, and other dynamics unique to each country.

Historically, we have used data from Google Universal Analytics, or Google Analytics, to measure two of our key business metrics: monthly unique users and monthly sessions. Effective July 1, 2024, Google Analytics 4, or GA4, replaced Google Analytics. The methodologies used in GA4 are different and not comparable to the methodologies used in Google Analytics. As discussed below, we also make certain adjustments to the GA4 data in order to improve the accuracy of the reported monthly unique users and monthly sessions. Due to the change in methodology, we are unable to provide comparable monthly unique user and monthly session information for any periods prior to June 30, 2024.

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

We view our average monthly unique users as a key indicator of the quality of our user experience, the effectiveness of our advertising and traffic acquisition, and the strength of our brand awareness. Measuring unique users is important to us and we believe it provides useful information to our investors because our revenue depends, in part, on our ability to provide dealers with connections to our users and exposure to our audience. We define connections as interactions between consumers and dealers on our marketplace through phone calls, email, managed text and chat, and clicks to access the dealer’s website or map directions to the dealership.

	Three Months Ended December 31,
Average Monthly Unique Users	2025	2024	2023 (1)
	(in thousands)
U.S.	32,480	29,282	N/A
International	8,938	9,139	N/A
Total	41,418	38,421	N/A
(1)
As a result of the change from Google Analytics to GA4, we are unable to provide comparable average monthly unique user information for this period.

Monthly Sessions

We define monthly sessions as the number of distinct visits to our websites that include a Visitor Action that take place each month within a given time frame, as measured and defined by GA4. We calculate average monthly sessions as the sum of the monthly sessions in a defined period, divided by the number of months in that period. Effective July 1, 2024, a session is defined as beginning with the first Visitor Action from a computer or mobile device and ending at the earliest of when a user closes their browser window or after 30 minutes of inactivity. We eliminate any duplicate monthly sessions that may arise when users visit a webview within our native application.

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

	Three Months Ended December 31,
Average Monthly Sessions	2025	2024	2023 (1)
	(in thousands)
U.S.	79,482	74,591	N/A
International	18,168	19,230	N/A
Total	97,650	93,821	N/A
(1)
As a result of the change from Google Analytics to GA4, we are unable to provide comparable average monthly sessions information for this period.

Number of Paying Dealers

We define a paying dealer as a dealer account with an active, paid subscription at the end of a defined period.

The number of paying dealers we have is important to us and we believe it provides valuable information to investors because it is indicative of the value proposition of our products, as well as our sales and marketing success and opportunity, including our ability to retain paying dealers and develop new dealer relationships.

	As of December 31,
Number of Paying Dealers	2025	2024	2023
U.S.	26,049	24,692	24,318
International	8,360	7,318	6,617
Total	34,409	32,010	30,935

Quarterly Average Revenue per Subscribing Dealer (QARSD)

We define QARSD, which is measured at the end of a fiscal quarter, as the revenue primarily from subscription products during that trailing quarter divided by the average number of paying dealers during the quarter. We calculate the average number of paying dealers for a period by adding the number of paying dealers at the end of such period and the end of the prior period and dividing by two.

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

	For the three months ended December 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2025	2024	2023
U.S.	$7,938	$7,337	$6,532
International	$2,413	$2,072	$1,773
Consolidated	$6,616	$6,144	$5,503

Adjusted EBITDA from Continuing Operations

To provide investors with additional information regarding our financial results, we have presented within this Annual Report Adjusted EBITDA from continuing operations, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA from continuing operations as net income from continuing operations adjusted to exclude: depreciation and amortization, stock‑based compensation expense, transaction-related expenses, impairments, other income, net, and provision for income taxes.

We use Adjusted EBITDA from continuing operations within this Annual Report because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. We believe Adjusted EBITDA from continuing operations helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Adjusted EBITDA from continuing operations provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making.

Our Adjusted EBITDA from continuing operations is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA from continuing operations rather than net income from continuing operations, which is the most directly comparable GAAP equivalent. Some of these limitations are that Adjusted EBITDA from continuing operations excludes:

•
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
•
impairments, which include non-cash one-time expenses associated with the impairments of certain other assets, which may have to be replaced in the future;
•
other income, net, which consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, and foreign exchange gains and losses; and
•
the provision for income taxes.

In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA from continuing operations differently, which reduces its usefulness as a comparative measure.

Because of these limitations, we consider, and you should consider, Adjusted EBITDA from continuing operations together with other operating and financial performance measures presented in accordance with GAAP.

For the years ended December 31, 2025, 2024, and 2023, the following table presents a reconciliation of Adjusted EBITDA from continuing operations to net income from continuing operations, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Reconciliation of Adjusted EBITDA from continuing operations
Net income from continuing operations	$196,742	$128,737	$92,435
Depreciation and amortization	25,287	17,599	13,672
Stock-based compensation expense	48,753	59,250	55,584
Transaction-related expenses	5	79	704
Impairments	499	21,507	8
Other income, net	(8,389)	(11,239)	(18,800)
Provision for income taxes	56,092	39,649	46,694
Adjusted EBITDA from continuing operations	$318,989	$255,582	$190,297

Components of Consolidated Income Statements

Revenue

We derive our revenue from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

Dealer Subscription Revenue

We offer multiple types of Listings packages to our dealers for our CarGurus platform (availability varies on our marketplaces): Restricted Listings, which is free; and various levels of Listings packages, each of which require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

Our dealer Listings subscription packages generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and our assessment of the connections and ROI the platform will provide them and is subject to discounts and/or fee reductions that we may offer from time to time. We also offer all dealers on the platform access to our Dealer Dashboard, which includes a performance summary, dealer insights features, and user review management platform. Only dealers subscribing to a paid Listings package receive access to certain additional features.

We also offer dealers subscribing to certain of our Listings packages additional exposure and lead enhancements, such as Audience Targeting. Through Audience Targeting, dealers can buy advertising that appears on other sites on the internet and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

We also offer dealers subscribing to certain of our Listings packages other subscription products such as Digital Deal, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page and gives dealers higher quality leads through upfront consumer-provided information.

We also offer dealers subscribing to certain of our Listings packages other subscription products such as Sell My Car, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Advertising Revenue

We offer non-dealer advertising to auto manufacturers and other brand advertisers sold on a cost-per-thousand impressions basis. An impression is an advertisement loaded on a web page. We also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, and, for automotive campaigns, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

Financing Revenue

We also derive revenue from partnerships with certain financing services companies pursuant to which we enable eligible consumers on our CarGurus U.S. website to pre-qualify for financing on cars from dealerships that offer financing through such companies. We primarily generate revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with our lending partners through our site.

Cost of Revenue

Cost of revenue includes expenses related to supporting and hosting service offerings. These expenses include personnel and related expenses for our customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data, and hosting expenses; amortization of developed technology; amortization and impairment of capitalized website development; amortization of capitalized hosting arrangements; and allocated overhead expenses. We allocate overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of personnel and related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; software subscription expenses; consulting services; amortization of capitalized hosting arrangements; and allocated overhead expenses. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

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

Impairment

During the year ended December 31, 2025, we recognized impairment charges of $0.5 million related to the right-of-use assets for our Addison, Texas leases. For further information on the impairment, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

During the year ending December 31, 2024, we recognized impairment charges of $11.7 million, consisting of $4.7 million related to the right-of-use assets for our Addison, Texas leases and $7.0 million related to the decision to end our CG Buy Online Pilot.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, and foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. The provision for income taxes differs from the federal statutory rate primarily due to state and local income taxes and Section 162(m) excess officers’ compensation disallowance, partially offset by federal and state research and development tax credits and windfall tax benefits on share-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property and immediate expensing of U.S.-based research and development costs. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. The OBBBA includes a provision which allows for immediate expensing of domestic research and development costs and accelerated amortization of previously capitalized domestic research and development costs. Based on our evaluation, we have concluded that the OBBBA has not had a material impact on our income tax provision, but did have a material impact on 2025 cash taxes and will have a material impact on 2026 cash taxes.

Results of Operations

For the years ended December 31, 2025, 2024, and 2023, our consolidated income statements were as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Revenue	$906,980	$798,044	$698,421
Cost of revenue	65,467	70,347	61,810
Gross profit	841,513	727,697	636,611
Operating expenses
Sales and marketing	340,873	307,439	277,829
Product, technology, and development	138,283	139,014	136,756
General and administrative	101,419	103,222	94,959
Impairment	499	11,757	—
Depreciation and amortization	15,994	9,118	6,738
Total operating expenses	597,068	570,550	516,282
Income from continuing operations	244,445	157,147	120,329
Other income, net
Interest income	9,151	12,196	18,436
Other (expense) income, net	(762)	(957)	364
Total other income, net	8,389	11,239	18,800
Income from continuing operations before income taxes	252,834	168,386	139,129
Provision for income taxes	56,092	39,649	46,694
Net income from continuing operations	196,742	128,737	92,435
Net loss from discontinued operations, net of tax benefits	(40,839)	(107,765)	(70,382)
Consolidated net income	155,903	20,972	22,053
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Net Income attributable to CarGurus, Inc.	$155,903	$20,972	$36,942

For the years ended December 31, 2025, 2024, and 2023, our consolidated income statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	7	9	9
Gross profit	93	91	91
Operating expenses
Sales and marketing	38	39	40
Product, technology, and development	15	17	20
General and administrative	11	13	14
Impairment	0	1	0
Depreciation and amortization	2	1	1
Total operating expenses	66	71	74
Income from continuing operations	27	20	17
Other income, net
Interest income	1	2	3
Other (expense) income, net	(0)	(0)	0
Total other income, net	1	1	3
Income from continuing operations before income taxes	28	21	20
Provision for income taxes	6	5	7
Net income from continuing operations	22	16	13
Net loss from discontinued operations, net of tax benefits	(5)	(14)	(10)
Consolidated net income	17	3	3
Net loss attributable to redeemable noncontrolling interest	0	0	(2)
Net Income attributable to CarGurus, Inc.	17%	3%	5%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$906,980	$798,044	$108,936	14%
Percentage of total revenue	100%	100%

Revenue increased $108.9 million, or 14%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due primarily to an increase in dealer subscription revenue as a result of growth in QARSD, which was driven by signing on new dealers at market rates, and revenue expansion driven by subscription tier upgrades, broader adoption of add-on products, and like-for-like price increases for existing dealers. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Cost of Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$65,467	$70,347	$(4,880)	(7)%
Percentage of total revenue	7%	9%

Cost of revenue decreased $4.9 million, or 7%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, and represented 7% of total revenue for the year ended December 31, 2025, compared to 9% of total revenue for the year ended December 31, 2024. The decrease was due primarily to a $9.8 million decrease in impairment due to the end of the CG Buy Online pilot during the year ended December 31, 2024. The decrease was offset in part by a $2.7 million increase in data center and hosting costs due to higher overall usage and a $2.0 million increase in spend related to provisioning advertising campaigns on external websites.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$340,873	$307,439	$33,434	11%
Percentage of total revenue	38%	39%

Sales and marketing expense increased $33.4 million, or 11%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due primarily to a $24.1 million increase in advertising and marketing expense for our brand awareness campaigns and our performance marketing vendors. The increase was also due in part to a $4.4 million increase in personnel expenses, exclusive of a $3.1 million increase in commissions expense, due to an increase in headcount and merit increases. The increase in commissions expense was due to an increase in revenue. The increase was also due to a $0.8 million increase in software subscription expense, a $0.8 million increase in travel expense, and a $0.6 million increase in indirect tax expense. The increase was offset in part by a $1.1 million decrease in lease-related costs due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park.

Product, Technology, and Development Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product, technology, and development	$138,283	$139,014	$(731)	(1)%
Percentage of total revenue	15%	17%

Product, technology, and development expense decreased $0.7 million, or 1%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was due primarily to a $3.2 million decrease in expense as a result of increased capitalized website development, a $2.1 million decrease in lease related costs due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park, and a $2.1 million decrease in stock-based compensation due to vested and forfeited awards, partially offset by new grants. The decrease was offset in part by a $2.6 million increase in consulting expenses, a $2.5 million increase in personnel expenses, exclusive of stock-based compensation, due primarily to an increase in headcount and change in bonus incentives, and a $1.3 million increase in software subscription expense.

General and Administrative Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$101,419	$103,222	$(1,803)	(2)%
Percentage of total revenue	11%	13%

General and administrative expense decreased $1.8 million, or 2%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was due primarily to a $7.9 million decrease in stock-based compensation due to vested and forfeited awards, partially offset by new grants, and a $1.3 million decrease in lease-related costs due to the expiration of the leases of office space at 55 Cambridge Parkway and 2 Canal Park. The decrease was offset in part by a $3.9 million increase in professional service expenses, primarily driven by consulting expenses, legal expenses, and tax services, a $2.0 million increase in payment processing and billing expenses, and a $0.9 million increase in indirect tax expense.

Impairment Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Impairment	$499	$11,757	$(11,258)	(96)%
Percentage of total revenue	0%	1%

Impairment expense decreased $11.3 million in the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was due primarily to a $7.0 million impairment related to the end of the CG Buy Online pilot and a $4.7 million impairment related to the Addison, Texas leases during the year ended December 31, 2024.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Depreciation and amortization	$15,994	$9,118	$6,876	75%
Percentage of total revenue	2%	1%

Depreciation and amortization expense increased $6.9 million, or 75%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due primarily to assets placed into service in 2024 associated with the 1001 Boylston Street lease.

Other Income, net

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$9,151	$12,196	$(3,045)	(25)%
Other expense, net	(762)	(957)	195	20
Total other income, net	$8,389	$11,239	$(2,850)	(25)%
Percentage of total revenue
Interest income	1%	2%
Other expense, net	(0)	(0)
Total other income, net	1%	1%

Total other income, net decreased $2.9 million, or 25%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The $3.0 million decrease in interest income was due primarily to lower interest rates and lower average cash and short-term investment balances year over year. For the years ended December 31, 2025 and 2024, other expense, net was immaterial.

Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$56,092	$39,649	$16,443	41%
Percentage of total revenue	6%	5%

Provision for income taxes increased $16.4 million, or 41%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in the provision for income taxes recognized during the year ended December 31, 2025, was due primarily to increased profitability, partially offset by an increase in windfall tax benefits on share-based compensation and a reduction in state taxes due to Massachusetts adopting a single-sales factor for apportioning taxable income.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$798,044	$698,421	$99,623	14%
Percentage of total revenue	100%	100%

Revenue increased $99.6 million, or 14%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to an increase in dealer subscription revenue as a result of growth in QARSD, which was driven by signing on new dealers at market rates, and revenue expansion through product adoption or subscription tier upgrades and price increases for existing dealers. The increase was also due in part to an increase in advertising revenue due primarily to increased spend by advertisers related to new and existing campaigns.

Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$70,347	$61,810	$8,537	14%
Percentage of total revenue	9%	9%

Cost of revenue increased $8.5 million, or 14%, in the year ended December 31, 2024, compared to the year ended December 31, 2023, and represented 9% of total revenue for the years ended December 31, 2024 and 2023. The increase was due primarily to a $9.8 million increase in impairment of capitalized website development costs due to the end of the CG Buy Online pilot and a $2.2 million increase in amortization expense related to the CG Buy Online pilot. The increase was offset in part by a $4.4 million decrease in spend related to provisioning advertising campaigns on external websites.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$307,439	$277,829	$29,610	11%
Percentage of total revenue	39%	40%

Sales and marketing expense increased $29.6 million, or 11%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to an $18.7 million increase in advertising and marketing expense for strategic advertising spend with our performance marketing vendors to maintain year-over-year lead volume and grow with the market as well as our brand awareness campaigns. The increase was also due in part to a $3.2 million increase in personnel expenses, exclusive of a $5.9 million increase in commissions expense, due primarily to an increase in headcount and merit increases. The increase in commissions expense was due to lower levels of capitalization as well as an increase in amortization. The increase was also due to a $1.6 million increase in software subscription expense.

Product, Technology, and Development Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product, technology, and development	$139,014	$136,756	$2,258	2%
Percentage of total revenue	17%	20%

Product, technology, and development expense increased $2.3 million, or 2%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to a $4.3 million increase in personnel expenses due primarily to merit increases and bonus incentives. The increase was offset in part by a $2.1 million decrease in expense as a result of increased capitalized website development.

General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$103,222	$94,959	$8,263	9%
Percentage of total revenue	13%	14%

General and administrative expense increased $8.3 million, or 9%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to a $4.9 million increase in personnel expenses, exclusive of a $2.3 million increase in stock-based compensation, due primarily to an increase in headcount, merit increases, and bonus incentives. The increase in stock-based compensation was due to new awards granted to employees, offset in part by vested and forfeited awards. The increase was also due in part to a $1.5 million increase in payment processing and billing expense driven by increased revenue and a $1.4 million increase in indirect tax expense. The increase was offset in part by a $2.2 million decrease in legal expense.

Impairment Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Impairment	$11,757	$—	$11,757	NM (1)
Percentage of total revenue	1%	0%
(1)
Not meaningful

Impairment expense increased $11.8 million in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to a $7.0 million impairment related to the end of the CG Buy Online pilot and a $4.7 million impairment related to the Addison, Texas leases.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Depreciation and amortization	$9,118	$6,738	$2,380	35%
Percentage of total revenue	1%	1%

Depreciation and amortization expense increased $2.4 million, or 35%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due primarily to assets placed into service in 2024 associated with the 1001 Boylston Street lease.

Other Income, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$12,196	$18,436	$(6,240)	(34)%
Other (expense) income, net	(957)	364	(1,321)	NM(1)
Total other income, net	$11,239	$18,800	$(7,561)	(40)%
Percentage of total revenue
Interest income	2%	3%
Other (expense) income, net	(0)	0
Total other income, net	1%	3%
(1)
Not meaningful

Total other income, net decreased $7.6 million, or 40%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The $6.2 million decrease in interest income was due primarily to lower interest rates and lower average cash and short-term investment balances year over year. The change in other (expense) income, net was due primarily to moving from a foreign currency gain position in the prior year to a foreign currency loss position as of December 31, 2024, as a result of the foreign currencies weakening against the U.S. dollar.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$39,649	$46,694	$(7,045)	(15)%
Percentage of total revenue	5%	7%

Provision for income taxes decreased $7.0 million, or 15%, in the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in the provision for income taxes recognized during the year ended December 31, 2024, was due primarily to additional tax expense recorded in 2023 relating to a $6.9 million deferred state tax expense in association with the Massachusetts apportionment tax rule change partially offset by an increase in profitability in 2024.

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-term Investments, and Borrowing Capacity

As of December 31, 2025 and 2024, our principal sources of liquidity were cash and cash equivalents of $190.5 million and $304.2 million, respectively. As of December 31, 2025 and 2024, our borrowing capacity under the 2022 Revolver was $390.6 million and $390.1 million, respectively.

Sources and Uses of Cash

The cash flows related to discontinued operations have not been separated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. For additional information on discontinued operations, including significant non-cash items and capital expenditures of discontinued operations, refer to Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

During the years ended December 31, 2025, 2024, and 2023, our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$295,280	$255,494	$124,527
Net cash used in investing activities	(29,316)	(72,966)	(61,564)
Net cash used in financing activities	(383,764)	(168,629)	(253,644)
Impact of foreign currency on cash	2,089	(1,596)	475
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(115,711)	$12,303	$(190,206)

Our operations have been financed primarily from operating activities. During the years ended December 31, 2025, 2024, and 2023, we generated cash from operating activities of $295.3 million, $255.5 million, and $124.5 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; activity under the 2026 Share Repurchase Program; and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section of this Annual Report.

In December 2022 we announced that our Board of Directors authorized a program to purchase up to $250.0 million of our Class A common stock, which expired on December 31, 2023, or the 2022 Share Repurchase Program. During the year ended December 31, 2022, we repurchased and retired 1,350,473 shares for $18.7 million, exclusive of commissions and excise tax, at an average cost of $13.84 per share under the 2022 Share Repurchase Program. During the year ended December 31, 2023, we repurchased and retired 11,076,755 shares for $204.1 million, exclusive of commissions and excise tax, at an average cost of $18.43 per share under the 2022 Share Repurchase Program.

In November 2023 we announced that our Board of Directors authorized a program to purchase up to $250.0 million of our Class A common stock, which expired on December 31, 2024, or the 2024 Share Repurchase Program. During the year ended December 31, 2024, we repurchased and retired 6,357,302 shares for $146.1 million, exclusive of commissions and excise tax, at an average cost of $22.98 per share under the 2024 Share Repurchase Program.

In November 2024 we announced that our Board of Directors authorized the Original 2025 Share Repurchase Program pursuant to which we could purchase up to $200.0 million of our Class A common stock. In August 2025 we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase up to $350.0 million of our Class A common stock, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or as amended, the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025. All repurchased shares under the 2025 Share Repurchase Program were retired. We funded share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations. During the year ended December 31, 2025, we repurchased and retired 10,723,839 shares of our Class A common stock for $350.0 million, exclusive of commissions and excise tax, at an average cost of $32.65 per share under the 2025 Share Repurchase Program.

In February 2026 we announced that our Board of Directors authorized the 2026 Share Repurchase Program pursuant to which we may purchase up to $250.0 million of our Class A common stock. Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations.

To the extent that our operating income, existing cash, cash equivalents, and our borrowing capacity under the 2022 Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Operations—We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part I, Item 1A within this Annual Report.

Operating Activities

Net cash provided by operating activities of $295.3 million during the year ended December 31, 2025, was due primarily to consolidated net income of $155.9 million, adjusted for $50.4 million of stock-based compensation expense, $32.6 million of impairment primarily related to CarOffer, $28.3 million of depreciation and amortization expense, and $25.9 million of deferred taxes. Net cash provided by operating activities was also attributable to a $19.2 million increase in deferred contract costs due to commissions capitalization.

Net cash provided by operating activities of $255.5 million during the year ended December 31, 2024, was due primarily to consolidated net income of $21.0 million, adjusted for $144.4 million of impairment related to CarOffer and the end of the CG Buy Online pilot, $62.3 million of stock-based compensation expense, and $25.4 million of depreciation and amortization expense, offset in part by $33.3 million of deferred taxes. Net cash provided by operating activities was also attributable to a $41.8 million increase in lease obligations primarily related to tenant improvement allowance costs incurred, interest accretion increasing lease liabilities, and amortization reducing the right-of-use asset related to 1001 Boylston Street, partially offset by typical lease payments decreasing the lease liability.

Net cash provided by operating activities of $124.5 million during the year ended December 31, 2023, was due primarily to consolidated net income of $22.1 million, adjusted for $63.7 million of stock-based compensation expense, $48.5 million of depreciation and amortization, $11.8 million of amortization of deferred contract costs, and $0.5 million of amortization of deferred financing costs, offset in part by $37.9 million of deferred taxes. Net cash provided by operating activities was also attributable to a $15.2 million increase in lease obligations, an $11.0 million decrease in accounts receivable, a $9.1 million increase in deferred revenue, a $2.1 million increase in accounts payable, and a $2.0 million decrease in inventory. The increases in cash flow from operations were partially offset by an $18.4 million increase in deferred contract costs, a $3.4 million decrease in accrued expenses, accrued income taxes, and other liabilities, and a $1.5 million increase in prepaid expenses, prepaid income taxes, and other assets.

Investing Activities

Net cash used in investing activities of $29.3 million during the year ended December 31, 2025, was due to $22.9 million in capitalized website development costs due to continued investment in our product offerings and $6.4 million in purchases of property and equipment primarily related to capitalized internal-use software and purchases of property and equipment for our new headquarters at 1001 Boylston Street.

Net cash used in investing activities of $73.0 million during the year ended December 31, 2024, was due primarily to $75.2 million in purchases of property and equipment primarily related to our new headquarters at 1001 Boylston Street and $18.8 million in capitalized website development costs due to continued investment on our product offerings, offset in part by $21.2 million in sales of short-term investments.

Net cash used in investing activities of $61.6 million during the year ended December 31, 2023, was due primarily to $24.6 million in purchases of property and equipment, $20.6 million of purchases of short-term investments, net of sales, and $16.6 million of capitalized website development costs.

Financing Activities

Net cash used in financing activities of $383.8 million during the year ended December 31, 2025, was due primarily to $351.9 million in repurchases of our Class A common stock acquired primarily under the 2025 Share Repurchase Program, and $30.4 million in payments of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $168.6 million during the year ended December 31, 2024, was due primarily to $146.2 million related to the repurchase of our Class A common stock under the 2024 Share Repurchase Program, $24.9 million related to the payment of withholding taxes on net share settlements of restricted stock units, and $1.6 million for the payment of excise taxes on repurchases of Class A common stock, offset in part by $4.9 million related to the proceeds from issuance of Class A common stock upon exercise of stock options.

Net cash used in financing activities of $253.6 million during the year ended December 31, 2023, was due primarily to $208.5 million related to the repurchase of our Class A common stock under the 2022 Share Repurchase Program, $25.0 million of payment for repurchase of redeemable noncontrolling interest, $15.6 million related to the payment of withholding taxes on net share settlements of restricted stock units, and $4.5 million of change in gross advance payments received from third-party transaction processor.

Contractual Obligations and Known Future Cash Requirements

For our contractual obligations and commitments, refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Seasonality

Across the retail automotive industry, consumer activity tends to be highest in the spring and summer months, aligning with tax refund season and increased discretionary spending, as well as the rollout of new vehicle models. This seasonality in vehicle purchasing behavior can influence dealer advertising budgets and inventory levels, which, in turn, could impact demand for our products and services.

Historically, our operating results have been more influenced by macroeconomic conditions that impact the volume of vehicle sales, such as slower growth or recession, higher interest rates, unemployment, inflation, consumer confidence in the economy, consumer debt levels, labor disruptions, work stoppages, or strikes, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences, than by consistent seasonal patterns.

To date, our operating results have not been materially impacted by the general seasonality of the automotive industry. However, as our platform and offerings continue to scale, including our growing suite of software and data products for consumers and dealers, we may become more susceptible to seasonal trends that affect vehicle transactions, consumer engagement, or dealer marketing behavior.

Accordingly, revenue and cost of revenue related to volume will fluctuate on a quarterly basis. Typical seasonality trends may not be observed in periods where other external factors, such as changes in international trade policies, tariffs, higher interest rates, and other macroeconomic issues, more significantly impact the industry.

Off‑Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements, or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the consolidated financial statements include the determination of variable consideration in our revenue recognition and the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

Revenue Recognition – Variable Consideration

Total consideration for subscription revenue is stated within the contracts. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. There are no contractual cash refund rights, but credits may be issued to a customer at our sole discretion.

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

Website Development and Internal-Use Software Costs – Capitalization and Useful Lives

We determine the amount of website development and internal-use software costs to be capitalized based on the amount of time spent by our developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Capitalized website development and capitalized internal-use software costs are amortized on a straight‑line basis over their estimated useful life of three years beginning with the time when the product is ready for its intended use. We evaluate the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure three years remains appropriate.

We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. To test for impairment, recoverability of these assets is first measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is determined to not be recoverable, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Hosting Arrangements – Capitalization and Useful Lives

Our hosting arrangements consist of cloud-based hosting platforms. We determine the amount of hosting costs to be capitalized based on the amount of time spent by our developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

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

We also test for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. To test for impairment, recoverability of these assets is first measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is determined to not be recoverable, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Recently Issued Accounting Pronouncements

Information concerning recently issued accounting pronouncements can be found in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks as described below.

Interest Rate Risk

As of December 31, 2025 and 2024, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 9 to our consolidated financial statements included elsewhere in this Annual Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw.

As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $190.5 million and $304.2 million, respectively, which consisted of cash on deposit with banks and money market funds.

Such interest-earning instruments carry a degree of interest rate risk. For the years ended December 31, 2025 and 2024, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of December 31, 2025 and 2024, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of December 31, 2025 and 2024, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations.

We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Item 8. Financial Statements and Supplementary Data.

CarGurus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CarGurus, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition
Description of the Matter

For the year ended December 31, 2025, the Company recognized revenue of $907.0 million. As explained in Note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

We substantively tested the Company’s revenue recognized for the year ended December 31, 2025, through tests of details. Our audit procedures included, among others, evaluating management’s significant accounting policies, reconciling revenue recognized to the Company’s general ledger to test completeness, and performing substantive test of details over a sample of transactions. Our audit procedures performed over those transactions included, among others, obtaining and reading the contract and source documents for each selection, testing management’s identification and treatment of contract terms, assessing the terms in the agreement and evaluating the appropriateness of management’s application of their accounting policies in determining revenue recognition conclusion, and testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

February 19, 2026

CarGurus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$190,518	$304,193
Accounts receivable, net of allowance for doubtful accounts of $600 and $696, respectively	41,936	38,284
Prepaid expenses, prepaid income taxes and other current assets	35,259	26,247
Deferred contract costs	15,235	12,523
Restricted cash	—	2,036
Current assets of discontinued operations	—	7,923
Total current assets	282,948	391,206
Property and equipment, net	132,952	124,393
Intangible assets, net	3,253	4,017
Goodwill	28,397	26,599
Operating lease right-of-use assets	115,481	121,484
Deferred tax assets	81,201	106,672
Deferred contract costs, net of current portion	13,563	13,196
Other non-current assets	4,102	3,758
Non-current assets of discontinued operations	—	33,211
Total assets	$661,897	$824,536
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$29,115	$21,821
Accrued expenses, accrued income taxes and other current liabilities	38,393	32,224
Deferred revenue	23,562	21,516
Operating lease liabilities	9,469	9,005
Current liabilities of discontinued operations	—	8,485
Total current liabilities	100,539	93,051
Operating lease liabilities	181,364	183,739
Deferred tax liabilities	442	26
Other non–current liabilities	5,354	5,995
Non-current liabilities of discontinued operations	—	36
Total liabilities	287,699	282,847
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 80,667,475 and 89,002,571 shares issued and outstanding at December 31, 2025 and 2024, respectively	81	89
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,216,250 and 14,986,745 shares issued and outstanding at December 31, 2025 and 2024, respectively	14	15
Additional paid–in capital	10,297	169,013
Retained earnings	362,380	375,119
Accumulated other comprehensive income (loss)	1,426	(2,547)
Total stockholders’ equity	374,198	541,689
Total liabilities and stockholders’ equity	$661,897	$824,536

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Income Statements

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$906,980	$798,044	$698,421
Cost of revenue(1)(2)	65,467	70,347	61,810
Gross profit	841,513	727,697	636,611
Operating expenses
Sales and marketing	340,873	307,439	277,829
Product, technology, and development	138,283	139,014	136,756
General and administrative	101,419	103,222	94,959
Impairment	499	11,757	—
Depreciation and amortization	15,994	9,118	6,738
Total operating expenses	597,068	570,550	516,282
Income from continuing operations	244,445	157,147	120,329
Other income, net
Interest income	9,151	12,196	18,436
Other (expense) income, net	(762)	(957)	364
Total other income, net	8,389	11,239	18,800
Income from continuing operations before income taxes	252,834	168,386	139,129
Provision for income taxes	56,092	39,649	46,694
Net income from continuing operations	196,742	128,737	92,435
Net loss from discontinued operations, net of tax benefits	(40,839)	(107,765)	(70,382)
Consolidated net income	155,903	20,972	22,053
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Net income attributable to CarGurus, Inc.	$155,903	$20,972	$36,942
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net income attributable to common stockholders	$155,903	$20,972	$31,104
Net income per share attributable to common stockholders (Note 12)
Basic
Continuing operations	$1.99	$1.23	$0.82
Consolidated	$1.58	$0.20	$0.27
Diluted
Continuing operations	$1.96	$1.21	$0.81
Consolidated	$1.55	$0.20	$0.19
Weighted–average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	98,837,997	104,535,572	113,240,139
Diluted	100,410,297	106,263,886	114,188,834
(1)
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense in cost of revenue was $9.3 million, $8.5 million, and $6.9 million, respectively.
(2)
For the year ended December 31, 2024, there was $9.8 million of impairment in cost of revenue. For the years ended December 31, 2025 and 2023, there was no and immaterial amounts of impairment in cost of revenue, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Consolidated net income	$155,903	$20,972	$22,053
Other comprehensive income
Foreign currency translation adjustment	3,973	(1,646)	743
Consolidated comprehensive income	159,876	19,326	22,796
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	(14,889)
Comprehensive income attributable to CarGurus, Inc.	$159,876	$19,326	$37,685

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity

(in thousands, except share data)

	Redeemable Noncontrolling	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2022	$36,749	101,636,649	$102	15,999,173	$16	$413,092	$323,043	$(1,644)	$734,609
Net (loss) income	(14,889)	—	—	—	—	—	36,942	—	36,942
Stock–based compensation expense	—	—	—	—	—	63,312	—	—	63,312
Issuance of common stock upon exercise of stock options	—	15,834	—	—	—	74	—	—	74
Issuance of common stock upon vesting of restricted stock units	—	2,440,510	1	—	—	(1)	—	—	—
Withholding taxes on net share settlements of restricted stock units	—	(840,995)	—	—	—	(15,729)	—	—	(15,729)
Repurchase of common stock	—	(11,076,755)	(11)	—	—	(205,808)	—	—	(205,819)
Acquisition of remaining interest in CarOffer, LLC	(21,838)	—	—	—	—	8,558	(5,838)	—	2,720
Tax distributions to redeemable noncontrolling interest holders	(22)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	743	743
Balance as of December 31, 2023	$—	92,175,243	$92	15,999,173	$16	$263,498	$354,147	$(901)	$616,852
Net income	—	—	—	—	—	—	20,972	—	20,972
Stock–based compensation expense	—	—	—	—	—	68,818	—	—	68,818
Issuance of common stock upon exercise of stock options	—	345,721	—	—	—	4,923	—	—	4,923
Issuance of common stock upon vesting of restricted stock units	—	2,793,920	3	—	—	(3)	—	—	—
Withholding taxes on net share settlements of restricted stock units	—	(967,439)	(1)	—	—	(24,876)	—	—	(24,877)
Repurchase of common stock	—	(6,357,302)	(6)	—	—	(146,854)	—	—	(146,860)
Conversion of common stock	—	1,012,428	1	(1,012,428)	(1)	—	—	—	—
Other	—	—	—	—	—	3,507	—	—	3,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,646)	(1,646)
Balance as of December 31, 2024	$—	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Net income	—	—	—	—	—	—	155,903	—	155,903
Stock–based compensation expense	—	—	—	—	—	57,123	—	—	57,123
Issuance of common stock upon exercise of stock options	—	28,241	—	—	—	474	—	—	474
Issuance of common stock upon vesting of restricted stock units	—	2,534,302	2	—	—	(2)	—	—	—
Withholding taxes on net share settlements of restricted stock units	—	(893,733)	—	—	—	(30,380)	—	—	(30,380)
Repurchase of common stock	—	(10,774,401)	(11)	—	—	(185,931)	(168,642)	—	(354,584)
Conversion of common stock	—	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,973	3,973
Balance as of December 31, 2025	$—	80,667,475	$81	14,216,250	$14	$10,297	$362,380	$1,426	$374,198

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Consolidated net income	$155,903	$20,972	$22,053
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	28,346	25,360	48,474
Gain on sale of property and equipment	—	—	(460)
Currency loss (gain) on foreign denominated transactions	(404)	971	(283)
Other non-cash (income) expense, net	(101)	(816)	88
Deferred taxes	25,887	(33,348)	(37,864)
Provision for doubtful accounts	2,415	2,051	378
Stock-based compensation expense	50,439	62,272	63,737
Amortization of deferred financing costs	515	515	515
Amortization of deferred contract costs	16,406	13,975	11,817
Impairment	32,552	144,431	184
Changes in operating assets and liabilities
Accounts receivable	675	(4,866)	10,975
Inventory	338	(112)	1,958
Prepaid expenses, prepaid income taxes, and other assets	(7,790)	(1,627)	(1,498)
Deferred contract costs	(19,240)	(15,701)	(18,440)
Accounts payable	3,557	(4,663)	2,080
Accrued expenses, accrued income taxes, and other liabilities	336	3,897	(3,419)
Deferred revenue	1,853	362	9,067
Lease obligations	3,593	41,821	15,165
Net cash provided by operating activities	295,280	255,494	124,527
Investing Activities
Purchases of property and equipment	(6,383)	(75,173)	(24,563)
Proceeds from sale of property and equipment	—	—	460
Capitalization of website development costs	(22,933)	(18,776)	(16,648)
Purchases of short-term investments	—	(494)	(98,016)
Sale of short-term investments	—	21,218	77,462
Advance payments to customers, net of collections	—	259	(259)
Net cash used in investing activities	(29,316)	(72,966)	(61,564)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	474	4,923	74
Payment of withholding taxes on net share settlements of restricted stock units	(30,353)	(24,891)	(15,597)
Repurchases of common stock	(351,930)	(146,180)	(208,524)
Payment of excise taxes on repurchases of common stock	(680)	(1,584)	—
Payment of finance lease obligations	(81)	(75)	(70)
Payment of tax distributions to redeemable noncontrolling interest holders	—	—	(38)
Acquisition of remaining interest in CarOffer, LLC	—	—	(25,014)
Change in gross advance payments received from third-party transaction processor	(1,194)	(822)	(4,475)
Net cash used in financing activities	(383,764)	(168,629)	(253,644)
Impact of foreign currency on cash, cash equivalents, and restricted cash	2,089	(1,596)	475
Net (decrease) increase in cash, cash equivalents, and restricted cash	(115,711)	12,303	(190,206)
Cash, cash equivalents, and restricted cash at beginning of period	306,229	293,926	484,132
Cash, cash equivalents, and restricted cash at end of period	$190,518	$306,229	$293,926
Supplemental disclosure of cash flow information
Cash paid for income taxes	$19,758	$40,777	$74,783
Cash paid for operating lease liabilities	$20,680	$15,400	$19,504
Cash paid for interest	$590	$772	$566
Supplemental noncash disclosure of cash flow information
Unpaid purchases of property and equipment and capitalized hosting arrangements	$606	$1,503	$18,149
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$6,684	$6,546	$5,472
Unpaid excise tax on repurchases of common stock	$2,654	$680	$1,584
Obtaining a right-of-use asset in exchange for an operating lease liability	$1,537	$(5,029)	$149,185

The accompanying notes are an integral part of these consolidated financial statements.

CarGurus, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Description

CarGurus, Inc. (the “Company” or “CarGurus”) is a multinational automotive platform helping consumers and dealers confidently buy and sell vehicles. Founded in 2006 with a mission to bring more trust and transparency to car shopping, CarGurus is an automotive shopping site in the U.S. CarGurus’ selection, trusted automotive insights, and data-driven products and solutions support each shopper’s journey — from online research and shopping to in-dealership decisions — to empower them at every step. CarGurus provides dealers a personalized, predictive intelligence platform with software solutions that helps them run their businesses more efficiently and profitably at all stages of inventory acquisition and pricing, marketing, and conversion to sale.

On August 6, 2025, the Board of Directors of the Company (the “Board”) determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, LLC (“CarOffer”), including the Dealer-to-Dealer and Instant Max Cash Offer products (the “CarOffer Transactions Business”). Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide. Following the wind-down, the Company will continue to deliver AI-powered inventory intelligence through its insights platform and enable consumer vehicle sourcing at scale through Sell My Car (formerly Sell My Car - Top Dealer Offers) and will focus on technology and analytics that will enable smarter sourcing and pricing decisions rather than facilitating the transactions themselves.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. The Company presented the financial results of CarOffer as discontinued operations in the consolidated financial statements for all periods presented, except for the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and the consolidated statements of cash flows. These statements have not been separately reclassified and discontinued operations are included within each for all periods presented. For further information, refer to Note 3 of these consolidated financial statements.

The Company operates principally in the U.S., where it also operates the Autolist online marketplace as an independent brand. The Company also operates online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K. it also operates the PistonHeads online marketplace as an independent brand.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. Effective as of the fourth quarter of 2025 the Company revised its segment reporting from two reportable segments to one reportable segment, in connection with the wind-down of CarOffer and as a result of the Chief Operating Decision Maker (“CODM”) managing the business, making operating decisions, and evaluating operating performance on a consolidated basis. For further segment reporting and geographic information, refer to Note 14 of these consolidated financial statements.

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

The assets, liabilities, and results of operations of CarOffer, excluding certain assets that have been repurposed for corporate use, have been presented as discontinued operations for all periods presented in the consolidated balance sheets and income statements.

No assets or liabilities were classified as discontinued operations as of December 31, 2025. The consolidated balance sheet as of December 31, 2024, was derived from the audited financial statements of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations.

The consolidated income statements for the years ended December 31, 2024 and 2023, were derived from the audited financial statements of CarGurus, Inc. as of those dates, adjusted for the reclassification of discontinued operations.

The consolidated statements of comprehensive income, consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and consolidated statements of cash flows as of December 31, 2025, 2024, and 2023, related to discontinued operations have not been separately reclassified and are included within each for all periods presented.

Unless indicated otherwise, the information in the notes to these consolidated financial statements relates to the Company’s continuing operations and does not include the results of discontinued operations.

For further information on discontinued operations, refer to Note 3 of these consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those described in Note 17 of these consolidated financial statements.

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

Critical estimates relied upon in preparing the consolidated financial statements include the determination of variable consideration in the Company’s revenue recognition and the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity.

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

The Company had no material losses related to receivables as the losses were dispersed across a large number of customers. Due to this factor, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s accounts receivable and other receivables.

As of December 31, 2025 and December 31, 2024, a payment processor for several hundred dealer accounts represented 10.8% and 10.6%, respectively, of net accounts receivable and other receivables. The related accounts receivable balance included unbilled and billed receivables that are not past due. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor, as well as a decrease in the total accounts receivable, net balance as of December 31, 2025 and 2024. The remainder of the accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to accounts receivable.

For the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of total revenue.

Significant Accounting Policies

The consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes of these consolidated financial statements.

Cash, Cash Equivalents, and Investments

As of December 31, 2025 and 2024, cash and cash equivalents primarily consisted of cash on deposit with banks and money market funds.

Cash equivalents are carried at cost, which approximates their fair market value.

As of December 31, 2025 and 2024, the Company did not have any investments.

The Company’s investment policy, which was approved by the Audit Committee of the Board, permits investments in fixed income securities, including U.S. government and agency securities, non‑U.S. government securities, money market instruments, commercial paper, certificates of deposit, corporate bonds, and asset‑backed securities.

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

Investments in equity securities with readily determinable fair values are recognized at fair value based on quoted market prices within investments in the consolidated balance sheets. Investments in held‑to‑maturity debt securities are recognized at amortized cost within investments in the consolidated balance sheets. The Company adjusts the cost of investments in held-to-maturity debt securities for amortization of premiums and accretion of discounts to maturity, if any. Investments in trading and available-for-sale debt securities are recognized at fair value within investments in the consolidated balance sheets. Purchases of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows.

Dividend income from equity securities is recognized within interest income in the consolidated income statements. Reinvested proceeds from dividend income are recognized within purchases of investments in investing activities in the consolidated statements of cash flows.

The revaluation of equity securities and debt securities results in an unrealized gain or loss. Unrealized gains or losses on equity securities and trading debt securities are recognized within other (expense) income, net in the consolidated income statements and adjusted for in operating activities in the consolidated statements of cash flows. Unrealized gains or losses on available-for-sale debt securities are recognized within other comprehensive income in the consolidated statements of comprehensive income. Interest on held-to-maturity debt securities is recognized within interest income in the consolidated income statements.

Proceeds from sale of equity securities and debt securities are recognized within investing activities in the consolidated statements of cash flows. Realized gains and losses on sale of equity securities and debt securities are recognized within other (expense) income, net in the consolidated income statements, adjusted for in operating activities in the consolidated statements of cash flows, and recognized within proceeds from sale of equity securities and debt securities in investing activities in the consolidated statements of cash flows.

Debt securities are reviewed for other‑than‑temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other‑than‑temporary impairments of debt securities are recognized within other (expense) income, net in the consolidated income statements if the Company has experienced a credit loss or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, and changes in value subsequent to the end of the period.

Restricted Cash

As of December 31, 2025, the Company did not have any restricted cash. As of December 31, 2024, restricted cash was related to pass-through payments from dealers. Restricted cash is classified as a current asset on the consolidated balance sheets if it is expected to be used or released within one year. Restricted cash is classified as a non-current asset on the consolidated balance sheets if it is expected to be used or released beyond one year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded based on the amount due from the customer. Accounts receivable do not bear interest.

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

As of December 31, 2025, 2024, and 2023, changes in the Company’s allowance for doubtful accounts were as follows:

	Balance at Beginning of Period	Provision	Write–offs, net of recoveries	Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2025	$696	$1,412	$(1,508)	$600
Year ended December 31, 2024	606	1,879	(1,789)	696
Year ended December 31, 2023	906	908	(1,208)	606

Unbilled accounts receivable generally relate to services rendered in the current period but not invoiced until the subsequent period.

As of December 31, 2025 and 2024, $16.8 million and $13.2 million, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both dealers and advertising customers invoiced in the period subsequent to services rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements and right-of-use assets are amortized over the lease term, or the estimated useful life of the related asset, if shorter. The estimated useful lives of the Company’s property and equipment were as follows:

Estimated Useful Life (In Years)
Server and computer equipment	3 to 5
Capitalized internal-use software	3
Capitalized website development	3
Furniture and fixtures	3 to 5
Right-of-use assets	Lease term, or asset life if shorter
Leasehold improvements	Lease term, or asset life if shorter

Expenditures for repairs and maintenance are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Impairment of Long‑Lived Assets

The Company evaluates the recoverability of long‑lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows, and other indicators of value. Management evaluates whether the remaining useful life continues to be appropriate, estimates the future undiscounted cash flows, and assesses whether there has been an impairment of long-lived assets. To test for impairment, recoverability of these assets is first measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is determined to not be recoverable, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Capitalized Website Development and Capitalized Internal-Use Software Costs

The Company capitalizes certain costs associated with the development of its websites and internal‑use software after the preliminary project stage is complete and until the website development or software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative, or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the project with the required authority, it is probable the project will be completed, the website development or software will be used to perform the functions intended, and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of its website development or software relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, websites and internal‑use software are expensed as incurred. The Company determines the amount of website development and internal-use software costs to be capitalized based on the amount of time spent by its developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. Capitalized website development and capitalized internal-use software costs are recognized within property and equipment, net in the consolidated balance sheets.

Capitalized website development and capitalized internal-use software costs are amortized on a straight‑line basis over their estimated useful life of three years beginning with the time when the product is ready for its intended use. Amortization expenses related to capitalized website development costs are recognized within cost of revenue in the consolidated income statements. Amortization expenses related to capitalized internal-use software costs are recognized within the operating expense caption for depreciation and amortization in the consolidated income statements. The Company evaluates the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure three years remains appropriate. The Company also tests for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Impairment of Long-Lived Assets” section above.

During the year ended December 31, 2025, capitalized website development costs were $26.5 million. During the year ended December 31, 2024, capitalized website development costs were $21.4 million, offset by impairments, disposals, and write offs of $23.9 million primarily due to the end of the CG Buy Online pilot, for a net decrease of $2.5 million.

During the years ended December 31, 2025 and 2024, capitalized internal-use software costs were $5.8 million and $7.2 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, amortization expense associated with capitalized website development costs was $9.0 million, $8.3 million, and $6.8 million, respectively. For the years ended December 31, 2025, 2024, and 2023, amortization expense associated with capitalized internal-use software costs was $4.8 million, $3.3 million, and $2.7 million, respectively.

Capitalized Hosting Arrangements

The Company’s hosting arrangements consist of cloud-based hosting platforms. The Company determines the amount of hosting arrangement implementation costs to be capitalized based on the amount of time spent by its developers on projects in the operating stage of development. There is judgment involved in estimating the time allocated to a particular project in the operating stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Capitalized implementation costs for hosting arrangements are recognized within prepaid expenses, prepaid income taxes, and other current assets and within other non-current assets, as applicable, in the consolidated balance sheets.

Capitalized implementation costs for hosting arrangements are amortized on a straight‑line basis over an estimated useful life of the term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement, beginning with the time when the software is ready for intended use. Amortization expenses related to hosting arrangement costs are recognized within the same line item in the consolidated income statements as the expense for fees for the associated hosting arrangement. The Company evaluates the useful lives of these assets when each asset is ready for its intended use, and at least annually thereafter to ensure the selected useful life remains appropriate. The Company also tests for impairment at least annually and whenever events or changes in circumstances occur that could impact the recoverability of these assets. Impairment is evaluated as discussed in the “Impairment of Long-Lived Assets” section above.

During the years ended December 31, 2025, 2024, and 2023, the Company launched separate initiatives designed to enhance its hosting arrangements related to its enterprise applications. During the year ended December 31, 2025, capitalized implementation costs were $2.2 million and recognized within prepaid expenses, prepaid income taxes, and other current assets and within other non-current assets in the consolidated balance sheets. During the year ended December 31, 2024, capitalized implementation costs were $0.4 million and recognized within prepaid expenses, prepaid income taxes, and other current assets and within other non-current assets in the consolidated balance sheets, offset by impairments of $1.0 million due to the end of the CG Buy Online pilot, for a net decrease of $0.6 million.

For the years ended December 31, 2025, 2024, and 2023, amortization expense associated with hosting arrangements was $1.8 million, $2.3 million, and $2.0 million, respectively, and recognized within operating expense and cost of revenue in the consolidated income statements.

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

The Company amortizes intangible assets over their estimated useful lives on a straight-line basis. Useful lives are established based on analysis of all pertinent factors such as the expected use of the asset, expected useful lives of related assets, provisions that may limit the useful life, historical experience with similar arrangements, and effects of economic factors, demand, competition, obsolescence, and maintenance required to maintain the future cash flows. Amortization is recognized over the relevant estimated useful lives ranging from 3 to 11 years. Amortization expenses related to intangible assets are recognized within the operating expense caption for depreciation and amortization and cost of revenue in the consolidated income statements.

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

Goodwill

Goodwill is recognized when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn affecting automotive marketplaces, increased competition, a significant reduction in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

The Company evaluates impairment either when required following a triggering event or annually on October 1. The Company initially performs a qualitative assessment to determine whether the existence of events or circumstances indicates that it is more likely than not that the carrying value of each reporting unit is greater than its fair value. The Company may choose to bypass the qualitative assessment and proceed directly to a quantitative assessment to assist in the evaluation. During a qualitative assessment, if the Company determines that it is more likely than not that the carrying value of goodwill is less than its fair value, no further testing is necessary.

If the Company determines that it is more likely than not that the carrying value of goodwill is more than its fair value, the Company will perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, the Company estimates fair value using a market approach, based on market multiples derived from public companies that it identifies as peers. For each reporting unit, the Company estimates forecasted revenue for the fiscal year and estimates revenue market multiples using publicly available information for each of its peers. The Company reconciles the aggregate fair values of all reporting units to the Company’s market capitalization for reasonableness.

If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment is recognized.

Redeemable Noncontrolling Interest

In connection with the Company’s acquisition of a 51% interest in CarOffer on January 14, 2021 (“2021 CarOffer Transaction”), the Company entered into the Third Amended and Restated Limited Liability Company Agreement, dated November 23, 2021 (the “2021 CarOffer Operating Agreement”), with CarOffer, CarOffer Investors Holding, LLC (“TopCo”), the Member of TopCo, and CarOffer MidCo, LLC (“CarOffer Midco”). The 2021 CarOffer Operating Agreement provided the Company with the right to purchase, and the noncontrolling equity holders with the right to sell to the Company, the noncontrolling CarOffer equity holders’ equity interests in CarOffer at a contractually defined formulaic purchase price, which was based on a multiple of earnings.

Subsequent to the 2021 CarOffer Transaction, the redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net loss attributable to the noncontrolling interest and tax distributions to redeemable noncontrolling interest holders. Adjustments to the carrying value of the redeemable noncontrolling interest resulting from changes in the redemption value were recognized within retained earnings in the consolidated balance sheets.

On November 6, 2023, the Company entered into a Membership Interest Purchase Agreement (the “2023 Purchase Agreement”) with TopCo, CarOffer Midco, each of the persons set forth on Schedule 1.1(a) to the 2023 Purchase Agreement, Bruce T. Thompson, as the sellers’ representative, and the responsible party signatory thereto. Pursuant to the 2023 Purchase Agreement the Company acquired the remaining minority equity interests in CarOffer (the “2023 CarOffer Transaction”) for an aggregate consideration of $75.0 million in cash, subject to certain adjustments set forth in the 2023 Purchase Agreement. The 2023 CarOffer Transaction was completed on December 1, 2023. As a result of the 2023 CarOffer Transaction, there was no redeemable noncontrolling interest as of December 31, 2023.

On August 6, 2025, the Board determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, including the CarOffer Transactions Business. As of December 31, 2025, CarOffer is considered a discontinued operation. For further information, refer to Note 3 of these consolidated financial statements.

Leases

The Company recognizes an operating lease liability for the obligation to make lease payments and an operating lease right-of-use asset for the right to use the underlying assets for the lease term. The Company reviews all material contracts for embedded leases to determine if they have a right-of-use asset. The Company made an accounting policy election to apply the practical expedient under ASC Topic 842, Leases, to not separate lease components from non-lease components for all leases.

The Company recognizes lease payments on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Variable lease payments that depend on an index or a rate are included in the lease payments and are measured using the prevailing index or rate at the measurement date. Variable lease payments not based on an index or a rate are excluded from lease payments and are expensed as incurred.

The Company allocates lease costs, which includes operating lease costs, finance lease costs, and variable lease payments, across all departments based on headcount in the respective location.

The Company made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheets for leases with an initial term of 12 months or less, and instead to recognize lease payments on a straight-line basis over the lease term as expense and variable lease payments that do not depend on an index or rate as expense in the period in which the achievement of the specified target that triggers the variable lease payments becomes probable.

The Company recognizes sublease income on a straight-line basis over the sublease period. The Company recognizes sublease income as an offset to rent expense within operating expenses in the consolidated income statements as subleasing is not a primary business activity of the Company and is meant to offset occupancy costs.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and can be reasonably estimated. The Company recognizes contingent liabilities within accrued expenses, accrued income taxes, and other current liabilities, and other non-current liabilities in the consolidated balance sheets, as applicable, depending on if the contingency is expected to be resolved within one year or more. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recognized as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses, if material.

Income Taxes

The Company is subject to federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which it operates.

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

The asset and liability method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In performing this analysis, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies to assess realizability. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released.

The Company accounts for uncertain tax positions by prescribing a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company assesses its income tax positions and recognizes an income tax benefit or expense within the provision for income taxes in the consolidated income statements based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The tax position is measured as the largest amount of benefit or expense that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority during examination. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions as income tax expense within other (expense) income, net in the consolidated income statements. The Company recognizes liabilities related to uncertain tax positions within accrued expenses, accrued income taxes, and other current liabilities, and other non-current liabilities in the consolidated balance sheets, as applicable, depending on if the uncertainty is expected to be resolved within one year or more.

The Organisation for Economic Co-operation and Development introduced an international tax framework under Pillar Two which includes a global minimum tax of 15%. The Company has performed an assessment of its potential exposure to Pillar Two income taxes based on the Company’s most recent tax filings, country-by-country reporting, and financial statements for the constituent entities within the Company. Based on the assessment performed, the Company qualifies for the transitional safe harbor in all jurisdictions in which it operates. The Company does not expect a material exposure to Pillar Two income taxes.

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

The Company applies a 1% excise tax imposed on certain stock repurchases by publicly traded U.S. corporations made after December 31, 2022.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as accelerated cost recovery of qualified property and immediate expensing of U.S.-based research and development costs. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of these changes will be recognized in the period in which the legislation was enacted. The OBBBA includes a provision which allows for immediate expensing of domestic research and development costs and accelerated amortization of previously capitalized domestic research and development costs. Based on the Company’s evaluation, the Company has concluded that the OBBBA has not had a material impact on its income tax provision, but did have a material impact on 2025 cash taxes and will have a material impact on 2026 cash taxes.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company prospectively adopted ASU 2023-09 during the year ended December 31, 2025, which resulted in additional disclosures. ASU 2023-09 did not have an impact on the Company’s financial position or results of operations.

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

During the years ended December 31, 2025 and 2024, the Company did not elect to remeasure any of its existing financial assets and did not elect the fair value option for any financial assets transacted. As of December 31, 2025 and 2024, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values due to the short-term nature of these instruments.

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company evaluates the estimated fair value of financial instruments using available market information. The use of different market assumptions, estimation methodologies, or both could have a significant effect on the estimated fair value amounts.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All assets and liabilities in the balance sheets of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period‑end rates; (ii) income statement accounts at weighted‑average exchange rates for the period; and (iii) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from consolidated net income and are recognized within accumulated other comprehensive income (loss) in the consolidated balance sheets.

Foreign currency transaction gains and losses are included in consolidated net income for the period. The Company’s foreign subsidiaries have intercompany transactions that are eliminated upon consolidation, and these transactions expose the Company to foreign currency exchange rate fluctuations. Exchange rate fluctuations on short‑term intercompany transactions are recognized in other (expense) income, net in the consolidated income statements. Exchange rate fluctuations on long-term intercompany transactions are recognized within accumulated other comprehensive income (loss) in the consolidated balance sheets.

Revenue Recognition

The Company derives its revenue from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

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
4)
Allocate the transaction price to performance obligations in the contract
5)
Recognize revenue when or as the Company satisfies a performance obligation

Dealer Subscription Revenue - Description

The Company offers multiple types of Listings packages to its dealers for its CarGurus platform (availability varies on the Company’s marketplaces): Restricted Listings, which is free; and various levels of Listings packages, each of which require a paid subscription under a monthly, quarterly, semiannual, or annual subscription basis.

The Company’s dealer Listings subscription packages generally auto-renew on a monthly basis and are cancellable by dealers with 30 days’ advance notice prior to the commencement of the applicable renewal term. Subscription pricing is determined based on a dealer’s inventory size, region, and the Company’s assessment of the connections and return on investment (“ROI”) the platform will provide them and is subject to discounts and/or fee reductions that the Company may offer from time to time. The Company also offers all dealers on the platform access to its Dealer Dashboard, which includes a performance summary, dealer insights features, and user review management platform. Only dealers subscribing to a paid Listings package receive access to certain additional features.

The Company also offers dealers subscribing to certain of its Listings packages additional exposure and lead enhancements, such as Audience Targeting. Through Audience Targeting, dealers can buy advertising that appears on other sites on the internet and/or on high-converting social media platforms. Such advertisements can be targeted by the user’s geography, search history, CarGurus website activity, and a number of other factors, allowing dealers to increase their visibility with in-market consumers and drive qualified traffic for dealers.

The Company also offers dealers subscribing to certain of its Listings packages other subscription products such as Digital Deal, which allows shoppers to complete much of the vehicle-purchase process online through the Dealers’ Listings page and gives dealers higher quality leads through upfront consumer-provided information.

The Company also offers dealers subscribing to certain of its Listings packages other subscription products such as Sell My Car, which allows dealers to pay for leads to receive direct access to shoppers actively looking to sell their vehicles. Dealers can acquire inventory from shoppers who are looking to sell directly through the CarGurus Sell My Car page.

Dealer Subscription Revenue - Revenue Recognition

For dealer subscription products the Company provides a single similar service each day for a period of time. Each time increment (i.e., one day), rather than the underlying activities, is distinct and substantially the same and, therefore, the performance obligation of the Company is to provide a series of daily activities over the contract term.

Total consideration for revenue is stated within the contracts. At the portfolio level, there is also variable consideration that needs to be included in the transaction price. Variable consideration consists of sales allowances and concessions that change the transaction price of the unsatisfied or partially unsatisfied performance obligation. There are no contractual cash refund rights, but credits may be issued to a customer at the sole discretion of the Company. The Company recognizes that there are times when there is a customer satisfaction issue or other circumstances that will lead to a credit. Due to the known possibility of future credits, a monthly sales allowance review is performed to defer revenue at a portfolio level for such future adjustments in the period of incurrence. The Company establishes sales allowances at the time of revenue recognition based on its history of adjustments and credits provided to its customers. In assessing the adequacy of the sales allowance, the Company evaluates its history of adjustments and credits made through the date of the issuance of the consolidated financial statements. Sales allowances are recognized as a reduction to revenue in the consolidated income statements. Dealer customers do not have the right to take possession of the Company’s software.

Performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefit of the service. Revenue is recognized ratably over the subscription period beginning on the date the Company starts providing services to the customer under the contract. Revenue is presented net of any taxes collected from customers. Customers are billed in advance on the first day of each calendar month with payment terms generally due upon receipt or 30 days from the date invoiced. Billings are recognized as accounts receivable or short-term deferred revenue when payment is received in advance of services being delivered to the customers.

Advertising Revenue - Description

The Company offers non-dealer advertising to auto manufacturers and other brand advertisers sold on a cost per thousand impressions basis. An impression is an advertisement loaded on a web page. The Company also has advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on the Company’s websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, and, for automotive campaigns, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. The Company does not provide minimum impression guarantees or other types of minimum guarantees in its contracts with customers. Advertising is also sold indirectly through revenue sharing arrangements with advertising exchange partners.

Advertising Revenue - Revenue Recognition

For non-dealer advertising revenue from auto manufacturers and other brand advertisers, the performance obligation is to publish the agreed upon campaign on the Company’s websites and load the related impressions.

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

Performance obligations for Company-sold advertising revenue and partner-sold advertising revenue are satisfied over time as impressions are delivered. Revenue is recognized based on the total number of impressions delivered within the specified period. Revenue from advertising sold directly by the Company is recognized based on the gross amount charged to the advertiser because the Company is the principal in the arrangement as it controls the ad placement and timing of the campaign, establishes the selling price, and is directly responsible for the fulfillment of the contractual terms including any remedy for issues with such fulfillment. Revenue from advertising sold by partners is recognized based on the net amount of revenue received from the content partners because the Company is the agent in the arrangement as the advertising partner is responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the advertising partner has a direct contractual relationship with the advertiser. There is no contractual relationship between the Company and the advertiser for partner-sold transactions. Additionally, for auction-based partner agreements, the Company has latitude in establishing the floor price, but the final price established by the exchange server is at market rates. Revenue is presented net of any taxes collected from customers. Customers are billed monthly in arrears with payment terms generally 30, 60, or 90 days from the date invoiced. Unbilled accounts receivable generally relate to services rendered in the current period, but not invoiced until the subsequent period.

Financing Revenue - Description

The Company also derives revenue from partnerships with certain financing services companies pursuant to which the Company enables eligible consumers on the CarGurus U.S. website to pre-qualify for financing on cars from dealerships that offer financing through such companies. The Company primarily generates revenue from these partnerships based on the number of funded loans from consumers who pre-qualify with its lending partners through its site.

Financing Revenue - Revenue Recognition

For contracts related to the Company’s partnerships with financing services companies, revenue is estimated and recognized on a ratable basis over the contractual term.

Contracts with Multiple Performance Obligations

The Company periodically enters into arrangements that include multiple dealer subscriptions. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Performance obligations are identified based on services to be transferred to a customer that are distinct within the context of the contractual terms. Once the performance obligations have been identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. If required, the transaction price is allocated to each performance obligation in the contract based on a relative standalone selling price method as the performance obligation is being satisfied. For the Company’s arrangements that include multiple dealer subscriptions, the performance obligations were satisfied over a consistent period of time and, therefore, the allocations did not impact the revenue recognized.

Costs to Obtain a Contract

Commissions paid to sales representatives and payroll taxes are considered costs to obtain a contract. Under ASC 606, the costs to obtain a contract require capitalization and amortization of those costs over the period of benefit. Although the guidance specifies the accounting for an individual contract with a customer, as a practical expedient, the Company has opted to apply the guidance to a portfolio of contracts with similar characteristics. The Company has opted to apply another practical expedient to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. As such, the Company applied this practical expedient to advertising contracts as the term is one year or less and these contracts do not renew automatically. The practical expedient is not applicable to subscription contracts as the period of benefit including renewals is anticipated to be greater than one year. The assets are periodically assessed for impairment.

For subscription customers, the commissions paid on contracts with new customers, in addition to any commission amount related to incremental sales, are capitalized and amortized over the estimated benefit period of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company’s own historical data. Commissions paid that are not directly related to obtaining a new contract are expensed as incurred.

Additionally, the Company allocates employer payroll tax expense to the commission expense in proportion to the overall payroll taxes paid during the respective period. As such, capitalized payroll taxes are amortized in the same manner as the underlying capitalized commissions.

Deferred Revenue

Deferred revenue primarily consists of billings with an enforceable right to payment and payments in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers monthly. Accordingly, the deferred revenue balances do not represent the total contract value of annual or multiyear subscription agreements. Deferred revenue that is expected to be recognized during the succeeding 12‑month period is recognized as current deferred revenue and the remaining portion is recognized as noncurrent in the consolidated balance sheets. All deferred revenue was recognized as current for all periods presented.

Cost of Revenue

Cost of revenue includes expenses related to supporting and hosting service offerings. These expenses include personnel and related expenses for the Company’s customer support team, including salaries, benefits, incentive compensation, and stock-based compensation; third-party service provider expenses such as advertising, data, and hosting expenses; amortization of developed technology; amortization and impairment of capitalized website development; amortization of capitalized hosting arrangements; and allocated overhead expenses. The Company allocates overhead expenses, such as rent and facility expenses, software expense, and employee benefit expense, to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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

For stock options granted, the fair value is determined on the date of grant using the Black‑Scholes option‑pricing model. The determination of the fair value is affected by the Company’s stock price and a number of assumptions including expected dividend yield, expected volatility, risk-free interest rate, and expected term. For expected volatility, the Company uses a blended volatility to combine the historical volatility of trading with the volatility for a peer group of companies as the Company does not have historical stock prices for a period that is at least equal to the expected term. Stock options granted generally have a term of ten years from the date of grant and generally vest over a four-year requisite service period. There were no stock options granted during the years ended December 31, 2025, 2024, or 2023.

The Company issues shares of Class A common stock upon the vesting of RSUs and the exercise of stock options out of its shares available for issuance.

The Company accounts for forfeitures when they occur.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The tax effect of differences between tax deductions related to stock compensation and financial statement compensation expense are recognized as an income tax benefit or expense within the provision for income taxes in the consolidated income statements. The permanent differences, including excess tax benefits and expenses, are recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets and classified as an operating activity in the consolidated statements of cash flows. The temporary differences are recognized within deferred tax assets in the consolidated balance sheets and classified as deferred taxes in the consolidated statements of cash flows.

Common Stock Share Repurchases

Repurchases of the Company’s Class A common stock that are retired are recognized as a reduction to common stock at par value and the remainder is recognized as a reduction to additional paid-in capital in the consolidated balance sheets. If additional paid-in capital is reduced to zero, repurchases of the Class A common stock in excess of the par value are recognized as a reduction to retained earnings in the consolidated balance sheets.

If there is a difference between the trade date and the settlement date for shares repurchased as of period end, a liability is recognized within accrued expenses, accrued income taxes, and other current liabilities in the consolidated balance sheets.

The Company is required to pay a 1% excise tax on certain stock repurchases The excise tax is considered a direct and incremental cost of the share repurchase and is recognized as a reduction to additional paid-in capital in the consolidated balance sheets. Other direct and incremental costs, such as commissions and legal expenses, are recognized as a reduction to additional paid-in capital in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and recognized within sales and marketing expense in the consolidated income statements. For the years ended December 31, 2025, 2024, and 2023, advertising expense was $183.0 million, $160.7 million, and $138.8 million, respectively.

Comprehensive Income

Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive income consists of consolidated net income and other comprehensive income, which includes certain changes in equity that are excluded from consolidated net income, such as foreign currency translation adjustments. Accumulated other comprehensive income (loss) is presented separately in the consolidated balance sheets.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of December 31, 2025, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

3. Discontinued Operations

On August 6, 2025, the Board determined, after considering all reasonably available options and a broader strategic reassessment, that it is in the best interests of its stockholders to wind down CarOffer, including the CarOffer Transactions Business. Following the broader strategic reassessment, the Company concluded that the CarOffer Transactions Business has proven less effective in today’s more volatile and unpredictable pricing environment, where dealers require more flexibility and broader automation to streamline fulfillment than the model could provide.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. The Company has presented the financial results of CarOffer as discontinued operations in the consolidated financial statements for all periods presented, except for the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interest and stockholders’ equity, and the consolidated statements of cash flows. These statements have not been separately reclassified and discontinued operations are included within each for all periods presented.

The assets, liabilities, and results of operations of CarOffer, excluding certain assets that have been repurposed for corporate use, have been presented as discontinued operations for all periods presented in the consolidated balance sheets and income statements in accordance with ASC 205-20, Discontinued Operations, as the disposition represents a strategic shift that has a major effect on the Company’s operations and financial results. No assets or liabilities were classified as discontinued operations as of December 31, 2025. CarOffer’s operations were previously reported within the Digital Wholesale segment.

As of December 31, 2024, major classes of assets and liabilities of discontinued operations included in the consolidated balance sheet were as follows:

As of December 31,
2024
(dollars in thousands)
Assets
Current assets
Accounts receivable, net of allowance for doubtful accounts of $92	$5,964
Inventory	338
Prepaid expenses, prepaid income taxes and other current assets	1,621
Total current assets of discontinued operations	7,923
Property and equipment, net	5,617
Intangible assets, net	7,750
Goodwill	19,568
Other non-current assets	276
Total assets of discontinued operations	$41,134
Liabilities
Current liabilities
Accounts payable	$4,589
Accrued expenses, accrued income taxes and other current liabilities	3,751
Deferred revenue	145
Total current liabilities of discontinued operations	8,485
Other non–current liabilities	36
Total liabilities of discontinued operations	$8,521

For the years ended December 31, 2025, 2024, and 2023, major classes of discontinued operations included in the consolidated income statements were as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Revenue	$32,069	$96,340	$215,821
Cost of revenue	34,136	85,092	200,978
Gross (loss) profit	(2,067)	11,248	14,843
Operating expenses
Sales and marketing	8,000	14,810	26,241
Product, technology, and development	5,258	5,418	9,413
General and administrative	7,719	8,844	57,798
Impairment	29,134	122,744	—
Depreciation and amortization	1,769	3,167	9,093
Total operating expenses	51,880	154,983	102,545
Loss from discontinued operations	(53,947)	(143,735)	(87,702)
Total other income, net	10	6	260
Loss from discontinued operations before income taxes	(53,937)	(143,729)	(87,442)
Benefit from income taxes	(13,098)	(35,964)	(17,060)
Net loss from discontinued operations	(40,839)	(107,765)	(70,382)
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	—	(14,889)
Net loss from discontinued operations attributable to CarGurus, Inc.	$(40,839)	$(107,765)	$(55,493)
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net loss from discontinued operations attributable to common stockholders	$(40,839)	$(107,765)	$(61,331)

Net loss from discontinued operations per share
Basic	$(0.41)	$(1.03)	$(0.54)
Diluted(1)	$(0.41)	$(1.01)	$(0.62)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders
Basic	98,837,997	104,535,572	113,240,139
Diluted	100,410,297	106,263,886	114,188,834
(1)
Diluted earnings per share from discontinued operations is calculated using the net income from continuing operations to determine the denominator, in accordance with applicable guidance.

The Company has elected to present its consolidated statement of cash flows on a consolidated basis, inclusive of discontinued operations activity in the table below. For the years ended December 31, 2025, 2024, and 2023, the following table presents significant non-cash items and capital expenditures of the discontinued operations for the periods presented:

	As of December 31,
	2025	2024	2023
	(dollars in thousands)
Depreciation and amortization	$3,059	$7,761	$34,802
Capitalized expenditures	$(1,822)	$(2,798)	$(3,570)
Impairments(1)	$32,053	$122,924	$175
Stock–based compensation expense	$1,686	$3,022	$2,329
Other noncash income, net	$—	$(4,323)	$—
(1)
During the year ended December 31, 2025, the Company recognized impairments related to CarOffer of $0.3 million, $0.8 million, $4.8 million, $6.6 million, and $19.6 million for capitalized hosting arrangements, capitalized internal-use software, capitalized website development costs, intangible assets, and goodwill, respectively. During the year ended December 31, 2024, the Company recognized impairments related to CarOffer of $7.6 million and $115.2 million for intangible assets and goodwill, respectively.

As a result of the wind-down, the Company incurred total expenditures of $13.3 million, of which all cash expenditures have been paid. Of this amount, the Company incurred and paid $5.4 million of one-time restructuring costs, including severance and other employee-related costs and contract termination charges, attributable to discontinued operations.

4. Revenue Recognition

The Company provides disaggregation of revenue by geographic region. Revenue by geographic region is disaggregated by (i) U.S. and (ii) International regions as disclosed in Note 14 of these consolidated financial statements. The Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the relevant year end.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2025, was approximately $77.3 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2025. For performance obligations not satisfied as of December 31, 2025, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of December 31, 2025.

As of December 31, 2025 and 2024, assets associated with costs to obtain a contract were $28.8 million and $25.7 million, respectively. For the years ended December 31, 2025, 2024, and 2023, amortization expense associated with costs to obtain a contract was $16.4 million, $14.0 million, and $11.8 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $21.5 million, $21.1 million, and $11.7 million, respectively.

5. Fair Value of Financial Instruments

As of December 31, 2025 and 2024, assets measured at fair value on a recurring basis consisted of the following:

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Money market funds	$85,793	$—	$—	$85,793
Total	$85,793	$—	$—	$85,793

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Money market funds	$165,074	$—	$—	$165,074
Total	$165,074	$—	$—	$165,074

For the years ended December 31, 2025, 2024, and 2023, dividend income recognized within interest income in the consolidated income statements was none, immaterial, and $3.1 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, unrealized and realized gains or losses on investments were none or immaterial.

6. Property and Equipment, Net

As of December 31, 2025 and 2024, property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
	(dollars in thousands)
Capitalized equipment	$7,445	$7,121
Capitalized internal-use software	22,701	17,062
Capitalized website development	66,355	39,957
Furniture and fixtures	10,294	13,926
Leasehold improvements	86,127	95,690
Finance lease right-of-use assets	—	155
	192,922	173,911
Less accumulated depreciation and amortization	(59,970)	(49,518)
Total	$132,952	$124,393

For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, and impairments, was $24.3 million, $16.7 million, and $12.7 million, respectively.

7. Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2025 and 2024, intangible assets, exclusive of assets that have been retired, consisted of the following:

	As of December 31, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(dollars in thousands)
Brand	3.5	$9,176	$(5,923)	$3,253
Total		$9,176	$(5,923)	$3,253

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(dollars in thousands)
Brand	4.4	$8,983	$(4,966)	$4,017
Customer relationships	—	1,870	(1,870)	—
Developed technology	—	1,565	(1,565)	—
Total		$12,418	$(8,401)	$4,017

For the years ended December 31, 2025, 2024, and 2023, amortization of intangible assets was $0.9 million, $0.9 million, and $1.0 million, respectively.

As of December 31, 2025, estimated amortization expense of intangible assets for future periods was as follows:

Year Ending December 31,	Amortization Expense
(dollars in thousands)
2026	$959
2027	959
2028	959
2029	368
2030	8
Thereafter	—
Total	$3,253

Goodwill

As of December 31, 2025, changes in the carrying value of goodwill were as follows:

Total
(dollars in thousands)
Balance as of December 31, 2024	$26,599
Foreign currency translation adjustment	1,798
Balance as of December 31, 2025	$28,397

The Company performed a qualitative assessment of its goodwill for impairment as of October 1, 2025, and did not identify any impairment. The Company did not identify any indicators of impairment as of December 31, 2025.

8. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of December 31, 2025 and 2024, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
	(dollars in thousands)
Accrued bonus	$13,751	$16,310
Accrued commissions	5,749	4,685
Other accrued expenses, accrued income taxes, and other current liabilities	18,893	11,229
Total	$38,393	$32,224

9. Debt

As of December 31, 2025 and 2024, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of December 31, 2025.

As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. During the year ended December 31, 2025, there were $0.5 million in letters of credit outstanding under the 2022 Revolver Sub-facility related to the Company’s previous Cambridge lease, which has expired. As of December 31, 2024, there were no borrowings and $9.9 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390.1 million.

As of December 31, 2025 and 2024, deferred financing costs were $0.9 million and $1.4 million, respectively, recognized within other non-current assets in the consolidated balance sheets.

For the years ended December 31, 2025, 2024, and 2023, amortization expense associated with deferred financing costs was immaterial.

For the years ended December 31, 2025, 2024, and 2023, commitment fees under the 2022 Revolver were immaterial.

10. Commitments and Contingencies

Contractual Obligations and Commitments

As of December 31, 2025, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the consolidated statements of cash flows.

Leases

The Company’s material lease obligations consist of various leases for office space in: Boston, Massachusetts; Cambridge, Massachusetts; and Addison, Texas.

The Company has non-cancellable lease terms through 2039 for its various commenced operating leases, certain of which include the option to extend the lease term up to two additional periods of five years. These options are not recognized within the right-of-use asset and lease liability. Additionally, certain leases provide for annual rent increases through the terms of the leases, leasehold improvement incentives, and variable payments related to operating expenses, taxes, utilities, insurance, and maintenance expenses. Certain leases also contain non-lease components in the contract. Non-lease components relate to operating expenses, parking, utilities, and maintenance expenses.

The Company had non-cancellable lease terms through 2025 for its various operating subleases for which the Company acted as the lessor. Additionally, certain subleases provided for annual rent increases through the terms of the leases and variable payments related to operating expenses, taxes, parking, and utilities. Certain subleases also contained both lease and non-lease components in the contract. Non-lease components related to operating expenses, parking, utilities, and maintenance expenses. As of December 31, 2025, the lease terms for the Company’s subleases expired.

Addison, Texas Lease Impairment

For the years ended December 31, 2025 and 2024, the Company performed interim impairment tests at the CarOffer reporting unit and recognized non-cash impairment charges of $0.5 million and $4.7 million, respectively, related to right-of-use assets.

Following the completion of the wind-down of CarOffer, the Company is holding the Addison lease right-of-use assets as corporate assets and as a result, the lease costs and impairments related to these right-of-use assets are presented in continuing operations for the years ended December 31, 2025, 2024, and 2023.

Lease Expenses

For the years ended December 31, 2025, 2024, and 2023, the Company recognized operating lease costs of $19.2 million, $26.6 million, and $31.0 million, respectively. For the years ended December 31, 2025 and 2024, the Company recognized variable lease payments of $9.1 million and $6.7 million, respectively. For the year ended December 31, 2023, variable lease payments were immaterial. Finance lease costs were immaterial for all periods.

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.2 million, $2.0 million, and $1.6 million, respectively, of sublease income.

As of December 31, 2025 and 2024, the weighted average remaining lease term was 12.0 years and 12.8 years, respectively, and the weighted average discount rate was 6.2% and 6.2%, respectively. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company has no historical debt transactions and a collateralized rate is estimated based on a group of peer companies. The Company used the incremental borrowing rate on January 1, 2019, for leases that commenced prior to that date.

Lease Commitments

As of December 31, 2025, future minimum lease payments for all leases were as follows:

Year Ending December 31,	Operating Lease Commitments
(dollars in thousands)
2026	$21,031
2027	23,214
2028	23,488
2029	23,586
2030	21,231
Thereafter	163,094
Total lease payments	275,644
Less imputed interest	(84,811)
Total	$190,833

The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2025. As of December 31, 2025, there were no leases signed but not commenced.

As of December 31, 2025, there are no future minimum sublease income payments after the year ending December 31, 2025, as the subleases expired during the year ended December 31, 2025.

Letters of Credit

As of December 31, 2025 and 2024, $9.4 million and $9.9 million, respectively, in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

Restricted Cash

As of December 31, 2025, there was no restricted cash. As of December 31, 2024, restricted cash was $2.0 million and related to pass-through payments from dealers. As of December 31, 2024, all restricted cash was classified as a current asset, as disclosed in the consolidated balance sheets.

Tax Contingencies

The Company is subject to taxation in the U.S. and certain other jurisdictions in which it operates, which could include corporate income tax, sales and use tax, value added tax, excise tax, gross receipts tax, and property tax. State, local, and foreign jurisdictions have differing rules and regulations governing corporate income, sales, use, value added, and other taxes. These rules and regulations are complex and subject to varying interpretations that may change over time due to new court interpretations and newly enacted rules and regulations. As a result, the Company could face the possibility of tax assessments and audits, and its liability for these taxes and associated penalties could exceed its original estimates, which could be material.

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

11. Stock‑based Compensation

CarGurus, Inc. 2017 Equity Incentive Plan

In October 2017 the Board adopted, and the Company’s stockholders approved, the Company’s Omnibus Incentive Compensation Plan (the “2017 Plan”) for the purpose of granting incentive stock options, non-qualified stock options, stock awards, stock units, other share-based awards, and cash awards to employees, advisors, and consultants to the Company and its subsidiaries and non-employee members of the Board. The 2017 Plan authorizes the issuance or transfer of the sum of: (i) 7,800,000 shares of Class A common stock, plus (ii) the number of shares of Class A common stock (up to 4,500,000 shares) equal to the sum of (x) the number of shares of Class A common stock and Class B common stock of the Company subject to outstanding awards under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), as of October 10, 2017, that terminate, expire, or are canceled, forfeited, exchanged, or surrendered on or after October 10, 2017, without having been exercised, vested, or paid prior to October 10, 2017, including shares tendered or withheld to satisfy tax withholding obligations with respect to outstanding grants under the 2015 Plan, plus (y) the number of shares of Class A common stock reserved for issuance under the 2015 Plan that remained available for grant under the 2015 Plan as of October 10, 2017. The aggregate number of shares of Class A common stock that may be issued or transferred under the 2017 Plan pursuant to incentive stock options will not exceed 12,300,000 shares of Class A common stock. Any shares withheld to satisfy tax withholding obligations return to the authorized, but unissued, pool under the 2017 Plan and can be reissued by the Company. In conjunction with the adoption of the 2017 Plan, options and RSUs that were outstanding at that time under the 2015 Plan remained outstanding but no additional grants may be made from the 2015 Plan.

Unless determined otherwise by the Compensation Committee of the Board, as of the first trading day of January of each calendar year during the term of the 2017 Plan (excluding any extensions), beginning with calendar year 2019, an additional number of shares of Class A common stock will be added to the number of shares of Class A common stock authorized to be issued or transferred under the 2017 Plan and the number of shares authorized to be issued or transferred pursuant to incentive stock options, equal to 4% of the total number of shares of Class A common stock outstanding on the last trading day in December of the immediately preceding calendar year, or 6,000,000 shares, whichever is less, or such lesser amount as determined by the Board (the “Evergreen Increase”). The Compensation Committee of the Board determined to not effectuate the Evergreen Increase that was otherwise scheduled to have occurred on each of January 2, 2019, January 2, 2020, January 4, 2021, January 2, 2025, and January 2, 2026. On January 3, 2022, January 3, 2023, and January 2, 2024, an additional 4,070,921, 4,065,466, and 3,687,010 shares of Class A Common Stock, respectively, was authorized to be issued or transferred under the 2017 Plan pursuant to the Evergreen Increase.

As of December 31, 2025, 7,955,891 shares of Class A common stock were available for issuance under the 2017 Plan.

CarGurus, Inc. 2015 Equity Incentive Plan

The 2015 Plan provided for the issuance of stock-based incentives to employees, consultants, and non-employee directors. The 2015 Plan authorized the issuance of up to an aggregate of (i) 3,181,740 shares of Class A common stock and (ii) 5,161,644 shares of Class B common stock. The Company has not made any awards pursuant to the 2015 Plan since the Company’s stockholders approved the 2017 Plan.

Stock Options

During the year ended December 31, 2025, stock option activity was follows:

	Common Stock	Weighted- Average Exercise Price for Equity	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
				(dollars in thousands)
Outstanding, December 31, 2024	397,049	$33.85	5.9	$1,123
Granted	—	—
Exercised	(28,241)	16.78		486
Forfeited or Expired	—	—
Outstanding, December 31, 2025	368,808	$35.16	5.2	$1,177
Exercisable as of December 31, 2025	366,915	$35.16	5.1	$1,171
(1)
As of December 31, 2025 and 2024, the aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of common stock on December 31, 2025 and 2024, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

During the years ended December 31, 2024 and 2023, there were no options granted.

During the years ended December 31, 2024 and 2023, the aggregate intrinsic value for options exercised was $5.9 million and $0.2 million, respectively.

As of December 31, 2025, there was immaterial unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Units

During the year ended December 31, 2025, RSU activity was follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(dollars in thousands)
Unvested outstanding, December 31, 2024	5,236,178	$22.42	$191,877
Granted	2,249,203	31.57
Vested	(2,534,302)	24.15
Forfeited	(729,347)	23.05
Unvested outstanding, December 31, 2025	4,221,732	$26.14	$161,903

During the years ended December 31, 2024 and 2023, the weighted-average grant-date fair value of RSUs granted was $23.98 and $17.47 per share, respectively.

During the years ended December 31, 2024 and 2023, RSUs that vested and settled totaled 2,793,920 and 2,440,510, respectively.

During both the years ended December 31, 2024 and 2023, the total fair value of RSUs vested was $65.5 million.

As of December 31, 2025, there was $97.3 million of unrecognized stock-based compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based Compensation Expense

For the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense by award type was as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Options	$259	$2,258	$2,386
Restricted stock units	48,494	56,992	53,198
Total stock-based compensation expense from continuing operations	48,753	59,250	55,584
Total stock-based compensation expense from discontinued operations	1,686	3,242	57,872
Total	$50,439	$62,492	$113,456

For the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense by where the stock-based compensation expense was recognized in the Company’s consolidated income statements was as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Cost of revenue	$277	$255	$310
Sales and marketing expense	10,863	11,371	10,733
Product, technology, and development expense	21,463	23,599	22,777
General and administrative expense	16,150	24,025	21,764
Total stock-based compensation expense from continuing operations	48,753	59,250	55,584
Total stock-based compensation expense from discontinued operations	1,686	3,242	57,872
Total	$50,439	$62,492	$113,456

For the years ended December 31, 2025, 2024, and 2023, consolidated stock-based compensation expense excluded $6.7 million, $6.5 million, and $5.5 million, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements. For the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense from continuing operations excluded $6.5 million, $6.2 million, and $5.4 million, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

For the year ended December 31, 2025, the income tax benefit related to consolidated stock-based compensation was $3.5 million, partially recognized in the provision for income taxes and partially in net loss from discontinued operations, net of tax benefits on the consolidated income statements. For the years ended December 31, 2024 and 2023, the income tax expense related to consolidated stock-based compensation was $1.1 million and $5.5 million, respectively, partially recognized in the provision for income taxes and partially in net loss from discontinued operations, net of tax benefits on the consolidated income statements.

For the year ended December 31, 2025, the income tax benefit related to stock-based compensation from continuing operations was $3.5 million, recognized in the provision for income taxes on the consolidated income statements. For the years ended December 31, 2024 and 2023, the income tax expense related to stock-based compensation from continuing operations was $0.9 million and $5.6 million, respectively, recognized in the provision for income taxes on the consolidated income statements.

2023 CarOffer Transaction

In connection with the 2023 CarOffer Transaction, the Company redeemed all remaining holders of noncontrolling interests (“Noncontrolling Interest Units”), certain of which were employee owned. For the year ended December 31, 2023, the Company paid $29.0 million for the Noncontrolling Interest Units that were employee owned and accounted for this portion of the 2023 CarOffer Transaction as stock-based compensation in its income statements from discontinued operations. For all other Noncontrolling Interest Units, the Company reduced the remaining redeemable noncontrolling interest to zero and recorded excess cash paid to these unit holders as a deemed dividend of $5.8 million for the year ended December 31, 2023.

As part of the 2023 CarOffer Transaction, all unvested incentive units of CarOffer (“CO Incentive Units”) and unvested Class CO CarOffer units (the “Subject Units”) were modified such that any remaining unvested units received accelerated vesting. The Company purchased all outstanding CO Incentive and Subject Units and recognized approximately $20.7 million of stock-based compensation in its income statements from discontinued operations for the year ended December 31, 2023.

Common Stock Reserved for Future Issuance

As of December 31, 2025, the Company had reserved the following shares of Class A common stock for future issuance:

Common stock options outstanding	368,808
Unvested restricted stock units outstanding	4,221,732
Shares available for issuance under the 2017 Plan	7,955,891
Total shares of authorized common stock reserved for future issuance	12,546,431

Common Stock Share Repurchase Programs

In November 2024 the Company announced that the Board authorized a program to purchase up to $200.0 million of its Class A common stock (the “Original 2025 Share Repurchase Program”). In August 2025 the Company announced that the Board amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase up to $350.0 million of its Class A common stock, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026 (as amended, the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program was completed in November 2025. All repurchased shares under the 2025 Share Repurchase Program were retired. The Company funded share repurchases under the 2025 Share Repurchase Program through cash on hand and cash generated from operations.

In November 2023 the Company announced that the Board authorized a program to purchase up to $250.0 million of its Class A common stock, which expired on December 31, 2024 (the “2024 Share Repurchase Program”).

In December 2022 the Company announced that the Board authorized a program to purchase up to $250.0 million of its Class A common stock, which expired on December 31, 2023 (the “2022 Share Repurchase Program”).

During the year ended December 31, 2025, the Company repurchased and retired 10,723,839 shares for $350.0 million, exclusive of commissions and excise tax, at an average cost of $32.65 per share, under the 2025 Share Repurchase Program.

During the year ended December 31, 2024, the Company repurchased and retired 6,357,302 shares for $146.1 million, exclusive of commissions and excise tax, at an average cost of $22.98 per share, under the 2024 Share Repurchase Program.

During the year ended December 31, 2023, the Company repurchased and retired 11,076,755 shares for $204.1 million, exclusive of commissions and excise tax, at an average cost of $18.43 per share, under the 2022 Share Repurchase Program.

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

During the years ended December 31, 2025 and 2024, 770,495 shares and 1,012,428 shares of Class B common stock were converted into Class A common stock, respectively. During the year ended December 31, 2023, no shares of Class B common stock were converted into Class A common stock.

Consolidated basic net income per share (“Basic EPS”) is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest, deemed dividends on redemption of noncontrolling interest, and changes in the redemption value of redeemable noncontrolling interest, if applicable, by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Consolidated diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income adjusted for net loss attributable to redeemable noncontrolling interest, deemed dividends on redemption of noncontrolling interest, and changes in the redemption value of redeemable noncontrolling interest, if applicable and dilutive, by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

Continuing basic and diluted net income per share and discontinued basic and diluted net income per share are calculated using the same methodology as described above, as applicable. Diluted earnings per share from discontinued operations is calculated using net income from continuing operations to determine the denominator, in accordance with applicable guidance.

For the years ended December 31, 2025, 2024, and 2023, a reconciliation of the numerator and denominator used in the calculation of continuing, discontinued, and consolidated basic and diluted net income (loss) per share was as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Numerator
Net income from continuing operations attributable to common stockholders — basic and diluted	$196,742	$128,737	$92,435

Net loss from discontinued operations	$(40,839)	$(107,765)	$(70,382)
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net loss from discontinued operations attributable to common stockholders — basic	$(40,839)	$(107,765)	$(61,331)
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net loss from discontinued operations attributable to common stockholders — diluted	$(40,839)	$(107,765)	$(70,382)

Consolidated net income	$155,903	$20,972	$22,053
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net income attributable to common stockholders — basic	$155,903	$20,972	$31,104
Net loss attributable to redeemable noncontrolling interest	—	—	(14,889)
Deemed dividend on redemption of noncontrolling interest	—	—	5,838
Net income attributable to common stockholders - diluted	$155,903	$20,972	$22,053

Denominator
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — basic	98,837,997	104,535,572	113,240,139
Dilutive effect of share equivalents resulting from stock options	15,812	134,370	225,691
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,556,488	1,593,944	723,004
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders — diluted	100,410,297	106,263,886	114,188,834
Net income (loss) per share attributable to common stockholders
Basic
Continuing operations	$1.99	$1.23	$0.82
Discontinued operations	$(0.41)	$(1.03)	$(0.54)
Consolidated	$1.58	$0.20	$0.27
Diluted
Continuing operations	$1.96	$1.21	$0.81
Discontinued operations	$(0.41)	$(1.01)	$(0.62)
Consolidated	$1.55	$0.20	$0.19

For the years ended December 31, 2025, 2024, and 2023, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted‑average shares outstanding as their effect would have been anti‑dilutive was as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options outstanding	278,345	503,505	551,196
Restricted stock units outstanding	62,129	656,589	2,333,489

For the years ended December 31, 2025, 2024, and 2023, there were no contingently issuable shares as a result of the 2023 CarOffer Transaction.

13. Income Taxes

For the years ended December 31, 2025, 2024, and 2023, the components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
U.S.	$248,521	$165,665	$138,074
Foreign	4,313	2,721	1,055
Income from continuing operations before income taxes	$252,834	$168,386	$139,129

For the years ended December 31, 2025, 2024, and 2023, the components of the provision for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Current provision
Federal	$17,403	$31,592	$51,679
State	10,249	15,113	15,893
Foreign	766	556	532
	28,418	47,261	68,104
Deferred provision (benefit)
Federal	28,215	(5,417)	(24,718)
State	(1,007)	(2,184)	3,317
Foreign	466	(11)	(9)
	27,674	(7,612)	(21,410)
Provision for income taxes	$56,092	$39,649	$46,694

For the year ended December 31, 2025, income taxes paid (net of refunds) were as follows:

Year Ended December 31, 2025
(dollars in thousands)
Federal	$12,001
State	7,175
Foreign	582
Total income taxes paid	$19,758

For the year ended December 31, 2025, income taxes paid (net of refunds) of $1.3 million in California exceeded 5% of total income taxes paid (net of refunds). No other state or foreign jurisdictions exceeded this threshold.

For the year ended December 31, 2025, the components of the effective tax rate were as follows:

	Year Ended December 31,
	2025
	Amount	Percent
	(dollars in thousands)
U.S. federal taxes at statutory rate	$53,095	21.0%
State Tax Rate Effects
State taxes, net of federal benefit (1)	7,327	2.9
Foreign Tax Rate Effects
Other foreign jurisdictions	201	0.1
Effect of cross-border tax laws
Other cross-border tax laws	(342)	(0.1)
Tax Credits
Federal R&D tax credits	(3,921)	(1.6)
Other	(151)	(0.1)
Nontaxable or nondeductible items
Nondeductible items	(1,157)	(0.4)
Changes in unrecognized tax benefits	(397)	(0.2)
Other adjustments
Other	1,437	0.6
Effective tax rate for continuing operations	$56,092	22.2%
(1)
The Company’s effective tax rate for continuing operations includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to California and Massachusetts, where the Company has significant business activities. These states account for more than half of the Company’s total state tax expense.

For the years ended December 31, 2024 and 2023, the components of the effective tax rate were as follows:

	Year Ended December 31,
	2024	2023
	Percent	Percent
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.5	12.9
Foreign rate differential	—	(0.1)
Federal and state credits	(5.6)	(4.5)
Stock compensation	0.4	3.5
Disallowed officer compensation	0.5	0.2
Nondeductible items	0.5	0.7
Changes in unrecognized tax benefits	0.1	0.2
M&A	(0.9)	(0.3)
Other	—	—
Effective tax rate for continuing operations	23.5%	33.6%

For the year ended December 31, 2025, the effective tax rate for continuing operations was 22.2%, which is higher than the statutory tax rate of 21%, primarily due to state and local income taxes and Section 162(m) excess officers’ compensation disallowance, partially offset by federal and state research and development tax credits and windfall tax benefits on share-based compensation.

For the year ended December 31, 2024, the effective tax rate for continuing operations was 23.5%, which is higher than the statutory tax rate of 21%, primarily due to state and local income taxes, non-deductible meals, entertainment, and transportation expenses, and the Section 162 (m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

For the year ended December 31, 2023, the effective tax rate for continuing operations was 33.6%, which is higher than the statutory tax rate of 21%, primarily due to state and local income taxes inclusive of the impact from the recently passed Massachusetts apportionment tax rule, shortfalls on the taxable compensation of share-based awards, and the Section 162(m) excess officer compensation limitation, partially offset by federal and state research and development tax credits.

As of December 31, 2025 and 2024, the approximate income tax effect of each type of temporary difference and carryforward was as follows:

	As of December 31,
	2025	2024
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$184	$219
Credit carryforwards	3,537	915
Stock-based compensation	4,879	5,295
Lease liability	47,769	47,322
Accruals and reserves	5,541	5,857
Intangible assets	48,231	45,092
Capitalized research and development	24,704	52,717
	134,845	157,417
Valuation Allowance	(407)	(324)
	134,438	157,093
Deferred tax liabilities
Prepaid expenses	(2,807)	(2,115)
Deferred commissions	(6,484)	(5,867)
Right of use assets	(28,565)	(29,755)
Capital lease	—	(38)
Property and equipment	(15,388)	(12,672)
Other	(435)	—
	(53,679)	(50,447)
Net deferred tax assets	$80,759	$106,646

For the years ended December 31, 2025 and 2024, the change in the valuation allowance was immaterial. Based upon the level of historical U.S. earnings and future projections over the period in which the net deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, with the exception of the deferred tax asset related to intangible assets in Ireland.

As of December 31, 2025, the Company had no federal net operating loss (“NOL”) carryforwards and had state NOL carryforwards of $2.6 million. The federal NOL carryforward, subject to an annual limitation of 80% of taxable income, does not expire. The state NOL carryforwards expire at various dates through 2040. As of December 31, 2025, the Company had federal and state tax credit carryforwards of $0.6 million and $3.7 million, respectively, available to reduce future tax liabilities. The federal tax credit carryforward expires in 2040. A portion of the state tax credit carryforwards indefinitely as it is related to California with the remainder expiring in 2040. Utilization of the NOL and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL or tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period.

As of December 31, 2025, 2024, and 2023, changes in the gross uncertain tax position (excluding interest and penalties) were as follows:

	As of December 31,
	2025	2024	2023
	(dollars in thousands)
Unrecognized tax benefits at beginning of year	$852	$812	$598
Increase related to current year tax provision	—	104	178
Increase (decrease) related to prior year tax provision	663	(19)	36
Decrease related to settlements with taxing authorities	—	(45)	—
Lapse in statute of limitations	(351)	—	—
Unrecognized tax benefits at end of year	$1,164	$852	$812

For the years ended December 31, 2025, 2024, and 2023, income tax liability related to uncertain tax positions, exclusive of immaterial interest or penalties related to uncertain tax provisions, was $1.2 million, $0.9 million, and $0.8 million, respectively, which would favorably affect the Company’s effective tax rate, if recognized.

The Company permanently reinvests the earnings, if any, of its foreign subsidiaries and, therefore, does not provide for U.S. income taxes that could result from the distribution of those earnings to the Company. As of December 31, 2025 and December 31, 2024, the amount of unrecognized deferred U.S. taxes on these earnings was immaterial.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various foreign jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2022 and forward generally remain open for examination for federal and state tax purposes. Tax years 2021 and forward generally remain open for examination for foreign tax purposes.

14. Segment and Geographic Information

Beginning in the fourth quarter of 2025, in connection with the wind-down of CarOffer, the Company’s chief executive officer, who acts as the CODM, began to manage the business, make operating decisions, and evaluate operating performance based on consolidated results. Accordingly, the change led to revisions to the nature and substance of information regularly provided to and used by the CODM, and served to align the Company’s reported results with its ongoing growth strategy. As a result, beginning in the fourth quarter of 2025 the Company reports its financial results as a single reportable segment. Accordingly, the Company has recast prior year segment disclosures for comparability.

The consolidated income statements represent the Company’s segment presentation and are presented in the same manner as the CODM reviews the Company’s operating results in assessing performance and allocating resources. In evaluating performance, the CODM reviews revenue and income from operations. Income from operations is also used in the Company’s annual budgeting and monthly forecasting process and is compared against budgeted and forecasted amounts to evaluate performance and make decisions for the allocation of capital and other resources.

The Company’s significant segment expenses consist of cost of revenue and sales and marketing expense. Significant segment expenses are presented in the consolidated income statements. The Company’s other segment items consist of product, technology, and development expense, general and administrative expense, impairment expense, and depreciation and amortization expense, which have been disclosed separately on the consolidated income statements to meet disclosure requirements.

Segment assets are reported on the consolidated balance sheets as total assets.

For the years ended December 31, 2025, 2024, and 2023, revenue by geographical region was as follows:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Revenue by Geographic Region
U.S.	$827,304	$735,133	$647,468
International	79,676	62,911	50,953
Total	$906,980	$798,044	$698,421

As of December 31, 2025, 2024, and 2023, long-lived assets outside of the U.S. were immaterial.

15. Employee Benefit Plans

The Company maintains a defined contribution savings plan for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. For the years ended December 31, 2025, 2024, and 2023, the Company matched 50% of an employee’s annual contributions to the 401(k) plan, up to a maximum of 8% of the employee’s base salary, bonus, and commissions paid during the year. Matching contributions are subject to vesting based on the employee’s start date and length of service. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its Class A common stock through the 401(k) plan.

For the years ended December 31, 2025, 2024, and 2023, total employer contributions to the 401(k) plan were $6.8 million, $6.2 million, and $6.2 million, respectively.

16. Quarterly Financial Results (unaudited)

As discussed in Note 3 of these consolidated financial statements, as a result of the wind-down of CarOffer, the historical net income (loss) of CarOffer is reported in the Company’s consolidated income statements as discontinued operations. The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2025, to allow for a meaningful comparison of continuing operations. This information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands)
Year ended December 31, 2025
Revenue	$241,094	$231,653	$221,998	$212,235
Cost of revenue	18,501	16,946	15,677	14,343
Gross profit	222,593	214,707	206,321	197,892
Income from continuing operations	69,127	64,115	60,549	50,654
Net income from continuing operations	53,738	51,941	48,989	42,074
Consolidated net income	$49,798	$44,717	$22,343	$39,045
Net income per share attributable to common stockholders
Basic
Continuing operations (1)	$0.56	$0.53	$0.50	$0.41
Consolidated (1)	$0.52	$0.46	$0.23	$0.38
Diluted
Continuing operations (1)	$0.56	$0.52	$0.49	$0.40
Consolidated (1)	$0.51	$0.45	$0.22	$0.37
Weighted–average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	95,290,424	98,170,081	98,889,893	103,094,690
Diluted (2)	96,759,601	99,722,575	100,184,067	105,068,046

Year ended December 31, 2024
Revenue	$210,244	$204,554	$195,851	$187,395
Cost of revenue	14,157	25,086	15,275	15,829
Gross profit	196,087	179,468	180,576	171,566
Income from continuing operations	57,762	31,624	35,375	32,386
Net income from continuing operations	48,075	24,983	29,224	26,455
Consolidated net income	$45,881	$22,511	$(68,721)	$21,301
Net income per share attributable to common stockholders
Basic
Continuing operations (1)	$0.46	$0.24	$0.28	$0.25
Consolidated (1)	$0.44	$0.22	$(0.66)	$0.20
Diluted
Continuing operations (1)	$0.45	$0.24	$0.28	$0.24
Consolidated (1)	$0.43	$0.21	$(0.65)	$0.20
Weighted–average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	103,838,821	103,321,988	103,827,661	107,174,812
Diluted (2)	106,116,888	105,059,283	105,268,210	108,632,159
(1)
The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.
(2)
Diluted earnings per share from discontinued operations is calculated using net income from continuing operations to determine the denominator, in accordance with applicable guidance.

17. Subsequent Event

In February 2026 the Company announced that the Board authorized a program pursuant to which it may purchase up to $250.0 million of its Class A common stock (the “2026 Share Repurchase Program”). Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2026 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations.

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CarGurus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CarGurus, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CarGurus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 19, 2026

Item 9B. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report. The remainder of the information required by this Item is incorporated herein by reference from the information in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference from the information in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from the information in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from the information in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from the information in our proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this Annual Report:
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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38233	October 16, 2017	3.1
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation.	8-K	001-38233	June 6, 2024	3.1
3.3	Third Amended and Restated Bylaws of the Registrant.	8-K	001-38233	June 6, 2024	3.2
4.1	Specimen Class A common stock certificate of the Registrant.	S-1/A	333-220495	September 29, 2017	4.1
4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38233	February 26, 2024	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1	333-220495	September 15, 2017	10.1
10.2#	Amended and Restated 2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-220495	September 29, 2017	10.3
10.3#	Omnibus Incentive Compensation Plan and forms of agreements thereunder.	10-K	001-38233	February 12, 2021	10.4
10.3.1#	Form of Executive Nonqualified Stock Option Grant Agreement.	10-K	001-38233	February 12, 2021	10.4.1
10.3.2#	Form of Executive Time-Based Restricted Stock Unit Agreement.	10-Q	001-38233	May 3, 2018	10.3
10.3.3#	Form of Executive Performance-Based Restricted Stock Unit Agreement.	10-K	001-38233	February 12, 2021	10.4.3
10.3.4#	Form of Amendment to Performance Restricted Stock Unit Agreement.	10-K	001-38233	February 25, 2022	10.31
10.3.5#	Form of Non-Employee Director Restricted Stock Unit Agreement.	8-K	001-38233	March 26, 2018	10.1
10.4#	CarGurus, Inc. Annual Incentive Plan.	8-K/A	001-38233	April 6, 2018	10.1
10.5#	Offer Letter, dated March 17, 2006, by and between the Registrant and Langley Steinert.	S-1	333-220495	September 15, 2017	10.5
10.6#	Offer Letter, dated August 10, 2015, by and between the Registrant and Jason Trevisan.	S-1	333-220495	September 15, 2017	10.6
10.7#	Offer Letter, dated October 24, 2014, by and between the Registrant and Samuel Zales.	S-1	333-220495	September 15, 2017	10.7
10.8#	Offer Letter, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.1
10.9#	Relocation Repayment Agreement, dated October 16, 2023, by and between the Registrant and Elisa Palazzo.	8-K	001-38233	October 30, 2023	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.10#	Separation Agreement and General Release, dated February 23, 2025, by and between the Registrant and Elisa Palazzo.*	8-K	001-38233	May 8, 2025	10.1
10.11#	Offer Letter, dated December 1, 2021, by and between the Registrant and Matthew Quinn.	10-Q	001-38233	May 9, 2023	10.1
10.12#	Offer Letter, dated October 17, 2023, by and between the Registrant and Ismail Elshareef.	10-Q	001-38233	August 7, 2025	10.1
10.13#	Relocation Repayment Agreement, dated October 17, 2023, by and between the Registrant and Ismail Elshareef.	10-Q	001-38233	August 7, 2025	10.2
10.14	Lease Agreement, dated as of June 19, 2018, by and between US Parcel A, LLC and the Registrant.	8-K	001-38233	June 20, 2018	10.1
10.15	Indenture of Lease between S&A P-12 Property LLC and the Registrant, dated as of December 19, 2019.	8-K	001-38233	December 20, 2019	10.1
10.16	First Amendment to Lease between S&A P-12 Property LLC and the Registrant, dated as of June 12, 2020.	10-Q	001-38233	August 6, 2020	10.3
10.17	Letter Agreement regarding Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of March 19, 2024.	10-Q	001-38233	May 9, 2024	10.2
10.18	Change Orders dated April 12, 2024 and May 3, 2024 to Indenture of Lease between P-12 Property LLC (as successor-in-interest to S&A P-12 Property LLC) and the Registrant, dated as of December 19, 2019, as amended.*	10-Q	001-38233	August 8, 2024	10.2
10.19	Office Lease Agreement, dated April 28, 2022, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.*	10-K	001-38233	February 26, 2024	10.31
10.20	First Amendment to Office Lease Agreement, dated November 1, 2023, by and between FSP Addison Circle Limited Partnership and CarOffer, LLC.	10-K	001-38233	February 26, 2024	10.32
10.21	Credit Agreement, dated September 26, 2022, by and among the Registrant, as borrower, PNC Bank, National Association, as administrative agent, collateral agent and an L/C Issuer, and the other lenders, L/C Issuers and other parties party thereto*	8-K	001-38233	September 29, 2022	10.1
19.1	CarGurus, Inc. Insider Trading Policy.	10-K	001-38233	February 20, 2025	19.1
21.1	List of Subsidiaries of the Registrant.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	CarGurus, Inc. Compensation Clawback Policy.	10-K	001-38233	February 26, 2024	97.1
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.					X

# Indicates a management contract or compensatory plan.

* The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally a copy of any omitted schedule to the staff of the SEC upon request.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarGurus, Inc.

Date: February 19, 2026	By:	/s/ Jason Trevisan
Jason Trevisan Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Jason Trevisan and Javier Zamora, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Trevisan	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	February 19, 2026
Jason Trevisan

/s/ Langley Steinert	Executive Chair and Chair of the Board of Directors	February 19, 2026
Langley Steinert

/s/ Steven Conine	Director	February 19, 2026
Steven Conine

/s/ Manik Gupta	Director	February 19, 2026
Manik Gupta

/s/ Lori Hickok	Director	February 19, 2026
Lori Hickok

/s/ Stephen Kaufer	Director	February 19, 2026
Stephen Kaufer

/s/ Greg Schwartz	Director	February 19, 2026
Greg Schwartz