Form 10-Q
period 2026-03-31
CarGurus, Inc.
filed 2026-05-07
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 75,970,848 shares of Class A common stock, $0.001 par value per share, and 14,216,250 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
the impact of litigation and the potential impact of unasserted claims;
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

You should not rely upon forward‑looking statements as predictions of future events. We have based the forward‑looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we reasonably believe may affect our business, financial condition, operating results, and growth prospects. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, and other factors that are described in this Quarterly Report. We have included important risk factors in the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission, or SEC, on February 19, 2026, or Annual Report, particularly those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report, that could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks or other uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those described or implied in the forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Quarterly Report. Further, our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or joint ventures in which we may be involved, or investments we may make.

The forward‑looking statements made in this Quarterly Report speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward‑looking statement made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.

NOTE REGARDING TRADEMARKS

CarGurus® and Autolist® are each a registered trademark of CarGurus, Inc. and PistonHeads® is a registered trademark of CarGurus Ireland Limited in the U.K. and the European Union. All other product names, trademarks, and registered trademarks are property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$72,049	$190,518
Accounts receivable, net of allowance for doubtful accounts of $800 and $600, respectively	44,568	41,936
Prepaid expenses, prepaid income taxes, and other current assets	30,142	35,259
Deferred contract costs	15,113	15,235
Total current assets	161,872	282,948
Property and equipment, net	129,535	132,952
Intangible assets, net	2,985	3,253
Goodwill	28,030	28,397
Operating lease right-of-use assets	99,237	115,481
Deferred tax assets	80,154	81,201
Deferred contract costs, net of current portion	13,322	13,563
Other non-current assets	4,478	4,102
Total assets	$519,613	$661,897
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,690	$29,115
Accrued expenses, accrued income taxes, and other current liabilities	32,984	38,393
Deferred revenue	24,656	23,562
Operating lease liabilities	9,621	9,469
Total current liabilities	97,951	100,539
Operating lease liabilities	178,374	181,364
Deferred tax liabilities	438	442
Other non–current liabilities	5,722	5,354
Total liabilities	282,485	287,699
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 75,673,609 and 80,667,475 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	76	81
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 14,216,250 and 14,216,250 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	6,776	10,297
Retained earnings	229,815	362,380
Accumulated other comprehensive income	447	1,426
Total stockholders’ equity	237,128	374,198
Total liabilities and stockholders’ equity	$519,613	$661,897

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$243,555	$212,235
Cost of revenue(1)(2)	18,934	14,343
Gross profit	224,621	197,892
Operating expenses
Sales and marketing	97,484	83,669
Product, technology, and development	37,671	35,028
General and administrative	26,481	24,785
Impairments	19,201	—
Depreciation and amortization	3,705	3,756
Total operating expenses	184,542	147,238
Income from continuing operations	40,079	50,654
Other income, net
Interest income	1,671	3,098
Other expense, net	(606)	(302)
Total other income, net	1,065	2,796
Income from continuing operations before income taxes	41,144	53,450
Provision for income taxes	8,916	11,376
Net income from continuing operations	32,228	42,074
Net loss from discontinued operations, net of tax benefits	—	(3,029)
Consolidated net income	$32,228	$39,045
Net income per share attributable to common stockholders (Note 11)
Basic
Continuing operations	$0.34	$0.41
Consolidated	$0.34	$0.38
Diluted
Continuing operations	$0.34	$0.40
Consolidated	$0.34	$0.37
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	94,055,057	103,094,690
Diluted	95,096,141	105,068,046
(1)
For the three months ended March 31, 2026 and 2025, cost of revenue includes depreciation and amortization expense of $3.5 million, and $1.9 million, respectively.
(2)
For the three months ended March 31, 2026, cost of revenue includes impairment of $0.5 million. For the three months ended March 31, 2025, there was no impairment recorded in cost of revenue.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2026	2025
Consolidated net income	$32,228	$39,045
Other comprehensive income
Foreign currency translation adjustment	(979)	1,238
Consolidated comprehensive income	$31,249	$40,283

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2025	80,667,475	$81	14,216,250	$14	$10,297	$362,380	$1,426	$374,198
Consolidated net income	—	—	—	—	—	32,228	—	32,228
Stock–based compensation expense	—	—	—	—	14,806	—	—	14,806
Issuance of common stock upon exercise of stock options	8,053	—	—	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	519,758	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of restricted stock units	(179,965)	—	—	—	(6,565)	—	—	(6,565)
Repurchase of common stock	(5,341,712)	(5)	—	—	(11,816)	(164,793)	—	(176,614)
Foreign currency translation adjustment	—	—	—	—	—	—	(979)	(979)
Balance as of March 31, 2026	75,673,609	$76	14,216,250	$14	$6,776	$229,815	$447	$237,128

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Consolidated net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Consolidated net income	$32,228	$39,045
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	7,170	6,554
Currency loss (gain) on foreign denominated transactions	129	(165)
Deferred taxes	1,054	(3,389)
Provision for doubtful accounts	935	424
Stock-based compensation expense	13,272	12,900
Amortization of deferred financing costs	129	129
Amortization of deferred contract costs	4,702	3,810
Impairments	19,711	—
Changes in operating assets and liabilities
Accounts receivable	(3,659)	3,070
Inventory	—	(353)
Prepaid expenses, prepaid income taxes, and other assets	4,666	6,801
Deferred contract costs	(4,412)	(4,744)
Accounts payable	1,172	4,075
Accrued expenses, accrued income taxes, and other liabilities	(7,082)	(5,592)
Deferred revenue	1,104	731
Lease obligations	(1,270)	4,583
Net cash provided by operating activities	69,849	67,879
Investing Activities
Purchases of property and equipment	(391)	(2,240)
Capitalization of website development costs	(6,301)	(5,391)
Net cash used in investing activities	(6,692)	(7,631)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	55	394
Payment of withholding taxes on net share settlements of restricted stock units	(6,609)	(8,985)
Repurchases of common stock	(174,439)	(182,828)
Payment of finance lease obligations	(20)	(20)
Change in gross advance payments received from third-party transaction processor	—	(38)
Net cash used in financing activities	(181,013)	(191,477)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(613)	710
Net decrease in cash, cash equivalents, and restricted cash	(118,469)	(130,519)
Cash, cash equivalents, and restricted cash at beginning of period	190,518	306,229
Cash, cash equivalents, and restricted cash at end of period	$72,049	$175,710
Supplemental disclosure of cash flow information
(Refunds) or cash paid for income taxes, net	$(5,510)	$700
Cash paid for operating lease liabilities	$5,769	$2,558
Cash paid for interest	$283	$34
Supplemental noncash disclosure of cash flow information
Unpaid purchases of property and equipment and capitalized hosting arrangements	$1,018	$778
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$1,534	$1,638
Unpaid repurchases of common stock	$614	$1,451
Unpaid excise tax on repurchases of common stock	$4,215	$2,268
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$217

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business Description

CarGurus, Inc. (the “Company” or “CarGurus”) is a multinational automotive platform helping consumers and dealers confidently buy and sell vehicles. Founded in 2006 with a mission to bring more trust and transparency to car shopping, CarGurus is an automotive shopping site in the U.S. CarGurus’ selection, trusted automotive insights, and data-driven products and solutions support each shopper’s journey – from online research and shopping to in-dealership decisions – to empower them at every step. CarGurus provides dealers a personalized, predictive intelligence platform with software solutions that helps them run their businesses more efficiently and profitably at all stages of inventory acquisition and pricing, marketing, and conversion to sale.

The wind-down of CarOffer, LLC (“CarOffer”) was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. For further information, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements (as defined below).

The Company operates principally in the U.S., where it also operates the Autolist online marketplace as an independent brand. The Company also operates online marketplaces under the CarGurus brand in Canada and the U.K. In the U.K. it also operates the PistonHeads online marketplace as an independent brand.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K. Effective as of the fourth quarter of 2025 the Company revised its segment reporting from two reportable segments to one reportable segment, in connection with the wind-down of CarOffer and as a result of the Chief Operating Decision Maker (“CODM”) managing the business, making operating decisions, and evaluating operating performance on a consolidated basis. For further segment reporting and geographic information, refer to Note 13 of the Unaudited Condensed Consolidated Financial Statements.

The Company is subject to a number of risks and uncertainties common to companies in its and similar industries and stages of development including but not limited to rapid technological changes, competition from substitute products and services from larger companies, management of international activities, protection of proprietary rights, litigation, and dependence on key individuals.

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

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 19, 2026 (the “Annual Report”).

The Company has presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of March 31, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three months ended March 31, 2026. The Unaudited Condensed Consolidated Income Statement for the three months ended March 31, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of March 31, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced.

Unless indicated otherwise, the information in these notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations.

For further information on discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of variable consideration in the Company’s revenue recognition and the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, the Company considers these to be its critical accounting estimates, and believes that of the Company’s significant accounting policies, these involve the greatest degree of judgment and complexity.

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

As of March 31, 2026 and December 31, 2025, a payment processor for several hundred dealer accounts represented 10.5% and 10.8%, respectively, of net accounts receivable and other receivables. The related accounts receivable balance included unbilled and billed receivables. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor. The remainder of the accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to accounts receivable.

For the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of total revenue.

As of March 31, 2026 and December 31, 2025, $15.6 million and $16.8 million, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both dealers and advertising customers invoiced in the period subsequent to services being rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2026, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of March 31, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

3. Discontinued Operations

On August 6, 2025, the Company’s Board of Directors (the “Board”) determined, after considering all reasonably available options and a broader strategic reassessment, that it was in the best interests of the Company’s stockholders to wind down CarOffer. The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. The assets, liabilities, and results of operations of CarOffer, excluding certain assets that have been repurposed for corporate use, have been presented as discontinued operations in accordance with ASC 205-20, Discontinued Operations, as the disposition represents a strategic shift that has a major effect on the Company’s operations and financial results. CarOffer’s operations were previously reported within the Digital Wholesale segment.

For the three months ended March 31, 2025, major classes of discontinued operations included in the Unaudited Condensed Consolidated Income Statements were as follows:

Three Months Ended March 31,
2025
(dollars in thousands)
Revenue	$12,923
Cost of revenue	11,108
Gross profit	1,815
Operating expenses
Sales and marketing	3,047
Product, technology, and development	1,222
General and administrative	1,995
Depreciation and amortization	450
Total operating expenses	6,714
Loss from discontinued operations before income taxes	(4,899)
Benefit from income taxes	(1,870)
Net loss from discontinued operations, net of tax benefits	$(3,029)

Net loss from discontinued operations per share (Note 11)
Basic	$(0.03)
Diluted(1)	$(0.03)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders
Basic	103,094,690
Diluted	105,068,046
(1)
Diluted earnings per share from discontinued operations is calculated using the net income from continuing operations to determine the denominator, in accordance with applicable guidance.

The Company has elected to present its Unaudited Condensed Consolidated Statement of Cash Flows on a consolidated basis, inclusive of discontinued operations activity in the table below. For the three months ended March 31, 2025, the following table presents significant non-cash items and capital expenditures of the discontinued operations for the period presented:

Three Months Ended March 31,
2025
(dollars in thousands)
Depreciation and amortization	$875
Capitalized expenditures	$(951)
Stock–based compensation expense	$517

As a result of the wind-down, the Company incurred total expenditures of $13.3 million, of which all cash expenditures were incurred during the second half of 2025 and were all paid as of December 31, 2025. Of this amount, the Company incurred and paid $5.4 million of one-time restructuring costs, including severance and other employee-related costs and contract termination charges, attributable to discontinued operations.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2026, was approximately $71.3 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2026. For performance obligations not satisfied as of March 31, 2026, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $23.6 million and $21.5 million, respectively.

5. Fair Value of Financial Instruments

As of March 31, 2026 and December 31, 2025, assets measured at fair value on a recurring basis consisted of the following:

	As of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$3,669	$—	$—	$3,669
Total	$3,669	$—	$—	$3,669

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$85,793	$—	$—	$85,793
Total	$85,793	$—	$—	$85,793

6. Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, property and equipment, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(dollars in thousands)
Capitalized equipment	$7,428	$7,445
Capitalized internal-use software	23,156	22,701
Capitalized website development	73,823	66,355
Furniture and fixtures	8,068	10,294
Leasehold improvements	77,460	86,127
	189,935	192,922
Less accumulated depreciation and amortization	(60,400)	(59,970)
Total	$129,535	$132,952

For the three months ended March 31, 2026 and 2025, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, write offs, and impairments, was $6.9 million, and $5.4 million, respectively.

During the three months ended March 31, 2026, the Company impaired $0.5 million of capitalized website development costs within cost of revenue in the Unaudited Condensed Consolidated Income Statements related to certain developed technology that the Company decided to cease investment.

During the three months ended March 31, 2026, as a result of the impairment for the 121 First Street lease, the Company impaired $4.5 million of leasehold improvements and furniture and fixtures. For further discussion of the lease impairment, refer to Note 9 of these Unaudited Condensed Consolidated Financial Statements.

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of March 31, 2026 and December 31, 2025, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(dollars in thousands)
Accrued bonus	$5,562	$13,751
Accrued commissions	4,679	5,749
Other accrued expenses, accrued income taxes, and other current liabilities	22,743	18,893
Total	$32,984	$38,393

8. Debt

As of March 31, 2026 and December 31, 2025, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million. During the year ended December 31, 2025, $0.5 million in letters of credit outstanding under the 2022 Revolver Sub-facility, related to the Company’s previous Cambridge lease, expired.

As of March 31, 2026 and December 31, 2025, deferred financing costs were $0.8 million and $0.9 million, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2026 and 2025, amortization expense associated with deferred financing costs was immaterial.

For the three months ended March 31, 2026 and 2025, commitment fees under the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of March 31, 2026, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of March 31, 2026, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those disclosed below.

121 First Street Lease Impairment

During the three months ended March 31, 2026, the Company identified a triggering event requiring an impairment test for the 121 First Street lease, which it intends to sublease, primarily due to lower anticipated rental recovery rates. The Company assessed the asset group for recoverability, and determined the asset group was not recoverable. Therefore, the Company estimated the fair value of the asset group to compare to the carrying value for impairment.

The Company estimated fair value using the discounted cash flow method, with key inputs including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated costs. The fair value measurement was categorized as Level 3 within the fair value hierarchy as there were significant unobservable inputs utilized in the valuation technique. As a result, the Company recognized an impairment of the 121 First Street lease to reduce the carrying value to fair value.

During the three months ended March 31, 2026, the Company recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements.

Letters of Credit

As of March 31, 2026 and December 31, 2025, $9.4 million in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

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

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended March 31, 2026 and 2025, stock-based compensation expense, consisting primarily of restricted stock units, was recognized in the Unaudited Condensed Consolidated Income Statements was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Cost of revenue	$59	$67
Sales and marketing expense	2,931	2,725
Product, technology, and development expense	5,501	5,502
General and administrative expense	4,781	4,089
Total stock-based compensation expense from continuing operations	13,272	12,383
Total stock-based compensation expense from discontinued operations	—	517
Total	$13,272	$12,900

For the three months ended March 31, 2026 and 2025, consolidated stock-based compensation expense excluded $1.5 million and $1.6 million, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

Common Stock Share Repurchase Programs

In February 2026 the Company announced that the Board authorized a program pursuant to which it may purchase up to $250.0 million of its Class A common stock (the “2026 Share Repurchase Program”). Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2026 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. The Company has funded share repurchases and expects to continue to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations.

In November 2024 the Company announced that the Board authorized a program pursuant to which it may purchase up to $200.0 million of its Class A common stock (the “Original 2025 Share Repurchase Program”). In August 2025 the Company announced that the Board amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase up to $350.0 million of its Class A common stock, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026 (as amended, the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program was completed in November 2025. All repurchased shares under the 2025 Share Repurchase Program were retired.

During the three months ended March 31, 2026, the Company repurchased and retired 5,341,712 shares of its Class A common stock for $175.0 million, exclusive of commissions and excise tax, at an average cost of $32.76 per share, under the 2026 Share Repurchase Program. As of March 31, 2026, the Company had remaining authorization to purchase up to $75.0 million of its Class A common stock under the 2026 Share Repurchase Program.

During the three months ended March 31, 2025, the Company repurchased and retired 5,919,435 shares of its Class A common stock for $184.2 million, exclusive of commissions and excise tax, at an average cost of $31.12 per share, under the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025.

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

During the three months ended March 31, 2026, no shares of Class B common stock were converted into Class A common stock. During the three months ended March 31, 2025 and year ended December 31, 2025, 770,495 shares of Class B common stock were converted into Class A common stock.

Consolidated basic net income per share (“Basic EPS”) is computed by dividing consolidated net income by the weighted-average number of common shares outstanding during the reporting period. The Company computes the weighted-average number of common shares outstanding during the reporting period using the total number of shares of Class A common stock and Class B common stock outstanding as of the last day of the previous year plus the weighted-average of any additional shares issued and outstanding during the reporting period, less the weighted-average of any shares repurchased during the period.

Consolidated diluted net income per share (“Diluted EPS”) gives effect to all potentially dilutive securities. Diluted EPS is computed by dividing consolidated net income by the weighted-average number of common shares outstanding during the reporting period using (i) the number of shares of common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted-average common stock that the Company would issue upon the exercise of stock options and the vesting of RSUs. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

Continuing basic and diluted net income per share and discontinued basic and diluted net income per share are calculated using the same methodology as described above, as applicable. Diluted earnings per share from discontinued operations is calculated using net income from continuing operations to determine the denominator, in accordance with applicable guidance.

For the three months ended March 31, 2026 and 2025, a reconciliation of the numerator and denominator used in the calculation of continuing, discontinued, and consolidated basic and diluted net income (loss) per share was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Numerator
Net income from continuing operations	$32,228	$42,074
Net loss from discontinued operations	$—	$(3,029)
Consolidated net income	$32,228	$39,045

Denominator
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	94,055,057	103,094,690
Dilutive effect of share equivalents resulting from stock options	4,961	20,619
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,036,123	1,952,737
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	95,096,141	105,068,046
Net income (loss) per share attributable to common stockholders
Basic
Continuing operations	$0.34	$0.41
Discontinued operations	$—	$(0.03)
Consolidated	$0.34	$0.38
Diluted
Continuing operations	$0.34	$0.40
Discontinued operations	$—	$(0.03)
Consolidated	$0.34	$0.37

For the three months ended March 31, 2026 and 2025, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	360,751	360,751
Restricted stock units outstanding	213,099	58,326

12. Income Taxes

During the three months ended March 31, 2026 and 2025, the Company recognized an income tax provision of $8.9 million and $11.4 million, respectively, representing an effective tax rate of 21.7% and 21.3%, respectively.

The effective tax rates for the three months ended March 31, 2026 and 2025, were greater than the statutory tax rate of 21%, primarily due to state and local income taxes, partially offset by federal and state research and development tax credits and windfall tax benefits on share-based compensation.

13. Segment and Geographic Information

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

The Unaudited Condensed Consolidated Income Statements represent the Company’s segment presentation and are presented in the same manner as the CODM reviews the Company’s operating results in assessing performance and allocating resources. In evaluating performance, the CODM reviews revenue and income from operations. Income from operations is also used in the Company’s annual budgeting and monthly forecasting process and is compared against budgeted and forecasted amounts to evaluate performance and make decisions for the allocation of capital and other resources.

The Company’s significant segment expenses consist of cost of revenue and sales and marketing expense. Significant segment expenses are presented in the Unaudited Condensed Consolidated Income Statements. The Company’s other segment items consist of product, technology, and development expense, general and administrative expense, impairment expense, and depreciation and amortization expense, which have been disclosed separately on the Unaudited Condensed Consolidated Income Statements to meet disclosure requirements.

Segment assets are reported on the Unaudited Condensed Consolidated Balance Sheets as total assets.

For the three months ended March 31, 2026 and 2025, revenue by geographical region was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Revenue by Geographic Region
U.S.	$219,989	$195,228
International	23,566	17,007
Total	$243,555	$212,235

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

The wind-down of CarOffer, LLC, or CarOffer, was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. For further information on the wind-down of CarOffer and related impact on financial results, refer to Discontinued Operations below.

This section of this Quarterly Report discusses 2026 and 2025 items and period-to-period comparisons between 2026 and 2025. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

Company Overview

CarGurus is a multinational automotive platform helping consumers and dealers confidently buy and sell vehicles. Founded in 2006 with a mission to bring more trust and transparency to car shopping, CarGurus is the No. 1 visited automotive shopping site in the U.S.1 with the largest selection of inventory and network of dealers2. CarGurus’ selection, trusted automotive insights, and data-driven products and solutions support each shopper’s journey – from online research and shopping to in-dealership decisions – to empower them at every step. CarGurus provides dealers a personalized, predictive intelligence platform with software solutions that helps them run their businesses more efficiently and profitably at all stages of inventory acquisition and pricing, marketing, and conversion to sale.

We have subsidiaries in the U.S., Canada, Ireland, and the U.K. and we operate the following marketplaces:

U.S., U.K., and Canada	U.S.	U.K.

1 Similarweb: Traffic Insights (Cars.com, Autotrader.com, TrueCar.com, CARFAX.com Listings (defined as CARFAX.com Total Visits minus Vehicle History Reports)), Q1 2026, U.S.

2 Compared to Autotrader.com, Cars.com, TrueCar.com, and CARFAX.com (Joreca as of March 31, 2026)

Discontinued Operations

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it was in the best interests of our stockholders to wind down CarOffer.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of March 31, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three months ended March 31, 2026. The Unaudited Condensed Consolidated Income Statement for the three months ended March 31, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of March 31, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced.

As a result of the wind-down, we incurred total expenditures of $13.3 million, of which all cash expenditures were incurred during the second half of 2025 and were all paid as of December 31, 2025.

For further information, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Reportable Segments, Revenue, and Financial Overview

Beginning in the fourth quarter of 2025, in connection with the wind-down of CarOffer, our chief executive officer, who acts as the Chief Operating Decision Maker, or CODM, began to manage our business, make operating decisions, and evaluate operating performance based on consolidated results. Accordingly, the change led to revisions to the nature and substance of information regularly provided to and used by the CODM, and served to align our reported results with our ongoing growth strategy. As a result, beginning in the fourth quarter of 2025 we report our financial results as a single reportable segment. For further segment reporting and geographic information, refer to Note 13 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We derive our revenue from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

For the three months ended March 31, 2026, we generated revenue of $243.6 million, a 15% increase from $212.2 million of revenue for the three months ended March 31, 2025.

For the three months ended March 31, 2026, we generated net income from continuing operations of $32.2 million and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, of $80.2 million, compared to net income from continuing operations of $42.1 million and Adjusted EBITDA from continuing operations of $68.7 million for the three months ended March 31, 2025.

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

Monthly Unique Users

For each of our websites, we define a monthly unique user as an individual who has visited any such website and taken a Visitor Action (as defined below) within a calendar month, based on data as measured by Google Analytics 4, or GA4. We calculate average monthly unique users as the sum of the monthly unique users of each of our websites in a defined period, divided by the number of months in that period. We count a unique user the first time a computer or mobile device with a unique device identifier accesses any of our websites or application during a calendar month and takes an action on such website or in such application, such as performing a search, visiting vehicle detail pages, and connecting with a dealer, which we refer to as a Visitor Action. If an individual accesses a website or application using a different device within a given month, the first Visitor Action taken by each such device is counted as a separate unique user. If an individual uses multiple browsers on a single device and/or clears their cookies and returns to our website or application and takes a Visitor Action within a calendar month, each such Visitor Action is counted as a separate unique user. We eliminate any duplicate unique users that may arise when users visit a webview within our native application.

We are subject to evolving privacy laws governing cookies and tracking technologies. For example, in the U.K. informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. As a result of privacy regulations that require user consent for tracking technologies, such as those within the U.K., our ability to identify and measure our average monthly unique users is more limited, which could result in an undercount of actual average monthly unique users. Conversely, interactions with our websites generated by bots and other automated mechanisms may inflate GA4 data, which could lead to an overcount of average monthly unique users.

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

	Three Months Ended March 31,
Average Monthly Unique Users	2026 (1)	2025
	(in thousands)
U.S.	36,584	35,012
International	8,634	10,630
Total	45,218	45,642
(1)
Beginning January 1, 2026, in compliance with U.K. privacy laws, all of our U.K. based websites get consent from users to collect their information via cookies and other technologies to track our average monthly unique users.

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

We are subject to evolving privacy laws governing cookies and tracking technologies. For example, in the U.K. informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. As a result of privacy regulations that require user consent for tracking technologies, such as those within the U.K., our ability to identify and measure our average monthly sessions is more limited, which could result in an undercount of actual average monthly sessions. Conversely, interactions with our websites generated by bots and other automated mechanisms may inflate GA4 data, which could lead to an overcount of average monthly sessions.

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

	Three Months Ended March 31,
Average Monthly Sessions	2026 (1)	2025
	(in thousands)
U.S.	90,641	85,716
International	18,698	22,225
Total	109,339	107,941
(1)
Beginning January 1, 2026, in compliance with U.K. privacy laws, all of our U.K. based websites get consent from users to collect their information via cookies and other technologies to track our average monthly sessions.

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

	As of March 31,
Number of Paying Dealers	2026	2025
U.S.	26,116	25,153
International	8,480	7,219
Total	34,596	32,372

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

	Three Months Ended March 31,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2026	2025
U.S.	$7,996	$7,369
International	$2,468	$2,073
Consolidated	$6,647	$6,173

Adjusted EBITDA from Continuing Operations

To provide investors with additional information regarding our financial results, we have presented within this Quarterly Report Adjusted EBITDA from continuing operations, which is a non‑GAAP financial measure. This non‑GAAP financial measure is not based on any standardized methodology prescribed by GAAP, and is not necessarily comparable to any similarly titled measures presented by other companies.

We define Adjusted EBITDA from continuing operations as net income from continuing operations, adjusted to exclude: depreciation and amortization, stock‑based compensation expense, transaction-related expenses, impairments, other income, net, and provision for income taxes.

We use Adjusted EBITDA from continuing operations within this Quarterly Report because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. We believe Adjusted EBITDA from continuing operations helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. Accordingly, we believe that Adjusted EBITDA from continuing operations provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision‑making.

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
•
transaction-related expenses incurred by us during a reporting period, which are inclusive of certain transaction and integration costs associated with acquisitions that have been completed as of the filing date of our annual or quarterly report (as applicable) relating to such period;

•
impairments, which include non-cash one-time expenses associated with the impairments of operating right of use assets and certain other assets, which may have to be replaced in the future;
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

For the three months ended March 31, 2026 and 2025, the following table presents a reconciliation of Adjusted EBITDA from continuing operations to net income from continuing operations, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Reconciliation of Adjusted EBITDA from continuing operations
Net income from continuing operations	$32,228	$42,074
Depreciation and amortization	7,170	5,679
Stock-based compensation expense	13,272	12,383
Transaction-related expenses	—	2
Impairments	19,711	—
Other income, net	(1,065)	(2,796)
Provision for income taxes	8,916	11,376
Adjusted EBITDA from continuing operations	$80,232	$68,718

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

Advertising Revenue

We offer non-dealer advertising to auto manufacturers and other brand advertisers sold on a cost-per-thousand impressions basis. An impression is an advertisement loaded on a web page. We also have advertising sold on a cost-per-click basis. Pricing is primarily based on advertisement size and position on our websites and mobile applications. Auto manufacturers and other brand advertisers can execute advertising campaigns that are targeted across a wide variety of parameters, including demographic groups, behavioral characteristics, and, for automotive campaigns, specific auto brands, categories such as Certified Pre-Owned, and segments such as hybrid vehicles. We do not provide minimum impression guarantees or other types of minimum guarantees in our contracts with customers. Advertising is also sold indirectly through revenue-sharing arrangements with advertising exchange partners.

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

Impairment

During the three months ended March 31, 2026, we identified a triggering event requiring an impairment test for the 121 First Street lease , which we intend to sublease, primarily due to lower anticipated rental rates. We performed an updated fair value analysis of the lease, and subsequently recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, as well as foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended March 31, 2026 and 2025, a provision for income taxes was recognized as a result of the consolidated taxable income position.

Results of Operations

For the three months ended March 31, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Revenue	$243,555	$212,235
Cost of revenue	18,934	14,343
Gross profit	224,621	197,892
Operating expenses
Sales and marketing	97,484	83,669
Product, technology, and development	37,671	35,028
General and administrative	26,481	24,785
Impairments	19,201	—
Depreciation and amortization	3,705	3,756
Total operating expenses	184,542	147,238
Income from continuing operations	40,079	50,654
Other income, net
Interest income	1,671	3,098
Other expense, net	(606)	(302)
Total other income, net	1,065	2,796
Income from continuing operations before income taxes	41,144	53,450
Provision for income taxes	8,916	11,376
Net income from continuing operations	32,228	42,074
Net loss from discontinued operations, net of tax benefits	—	(3,029)
Consolidated net income	$32,228	$39,045

For the three months ended March 31, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	8	7
Gross profit	92	93
Operating expenses
Sales and marketing	40	39
Product, technology, and development	15	17
General and administrative	11	12
Impairments	8	—
Depreciation and amortization	2	2
Total operating expenses	76	69
Income from continuing operations	16	24
Other income, net
Interest income	1	1
Other expense, net	(0)	(0)
Total other income, net	0	1
Income from continuing operations before income taxes	17	25
Provision for income taxes	4	5
Net income from continuing operations	13	20
Net loss from discontinued operations, net of tax benefits	—	(1)
Consolidated net income	13%	18%

For the three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$243,555	$212,235	$31,320	15%
Percentage of total revenue	100%	100%

Revenue increased $31.3 million, or 15%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due primarily to an increase in dealer subscription revenue as a result of growth in QARSD, which was driven by signing on new dealers at market rates, and revenue expansion driven by subscription tier upgrades, broader adoption of add-on products, and like-for-like price increases for existing dealers.

Cost of Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of Revenue	$18,934	$14,343	$4,591	32%
Percentage of total revenue	8%	7%

Cost of revenue increased $4.6 million, or 32%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, and represented 8% of total revenue for the three months ended March 31, 2026, compared to 7% of total revenue for the three months ended March 31, 2025. The increase was due primarily to a $1.5 million increase in amortization due to new capitalized website development projects, a $1.3 million increase in data center and hosting costs due to higher overall usage, and a $0.7 million increase in spend related to provisioning advertising campaigns on external websites.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$97,484	$83,669	$13,815	17%
Percentage of total revenue	40%	39%

Sales and marketing expense increased $13.8 million, or 17%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due primarily to a $7.3 million increase in advertising and marketing expense for our performance marketing vendors and brand awareness campaigns, a $3.1 million increase in personnel expenses due to an increase in headcount and merit increases, a $1.1 million increase in software and consulting expense, and a $1.0 million increase in commissions expense due to revenue growth.

Product, Technology, and Development Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Product, technology, and development	$37,671	$35,028	$2,643	8%
Percentage of total revenue	15%	17%

Product, technology, and development expense increased $2.6 million, or 8%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due primarily to a $1.6 million increase in consulting expense and a $1.5 million increase in personnel expenses due to an increase in headcount and merit increases.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$26,481	$24,785	$1,696	7%
Percentage of total revenue	11%	12%

General and administrative expense increased $1.7 million, or 7%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due primarily to a $1.3 million increase in professional service expenses primarily driven by legal and consulting expenses, a $0.7 million increase in stock based compensation expense due to new grants partially offset by completed vesting of existing awards and forfeitures from employee departures, and a $1.1 million increase in general expenses. The increase was offset in part by a $1.5 million decrease in indirect tax expense.

Impairment Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Impairments	$19,201	$—	$19,201	NM(1)
Percentage of total revenue	8%	—%
(1)
Not meaningful.

Impairment expense increased $19.2 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due primarily to the impairment of the 121 First Street lease during the three months ended March 31, 2026. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,705	$3,756	$(51)	(1)%
Percentage of total revenue	2%	2%

Depreciation and amortization expense remained relatively flat in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Other Income, net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$1,671	$3,098	$(1,427)	(46)%
Other expense, net	(606)	(302)	(304)	(101)%
Total other income, net	$1,065	$2,796	$(1,731)	(62)%
Percentage of total revenue
Interest income	1%	1%
Other expense, net	(0)	(0)
Total other income, net	0%	1%

Total other income, net decreased $1.7 million, or 62%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The $1.4 million decrease in interest income was due primarily to lower average cash balances and lower interest rates year over year.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$8,916	$11,376	$(2,460)	(22)%
Percentage of total revenue	4%	5%

Provision for income taxes changed $2.5 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was due primarily to decreased profitability resulting from the recording of the lease impairment expense.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of March 31, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $72.0 million and $190.5 million, respectively. As of March 31, 2026 and December 31, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

The cash flows related to discontinued operations for the three months ended March 31, 2025, have not been separated. Accordingly, the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and the following discussions include the results of continuing and discontinued operations. For additional information on discontinued operations, including significant non-cash items and capital expenditures of discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the three months ended March 31, 2026 and 2025, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$69,849	$67,879
Net cash used in investing activities	(6,692)	(7,631)
Net cash used in financing activities	(181,013)	(191,477)
Impact of foreign currency on cash	(613)	710
Net decrease in cash, cash equivalents, and restricted cash	$(118,469)	$(130,519)

Our operations have been financed primarily from operating activities. During the three months ended March 31, 2026 and 2025, we generated cash from operating activities of $69.8 million and $67.9 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Credit Agreement. The Credit Agreement consists of a revolving credit facility, or the 2022 Revolver, which allows us to borrow up to $400.0 million, $50.0 million of which may be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Credit Agreement may be increased in accordance with the terms and subject to the adjustments as set forth in the Credit Agreement. Specifically, the borrowing capacity may be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Credit Agreement) if certain criteria are met and subject to certain restrictions. Any such increase requires lender approval. Proceeds of any borrowings may be used for general corporate purposes. The 2022 Revolver is scheduled to mature on September 26, 2027. As of March 31, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

We believe that our existing sources of liquidity, including access to the 2022 Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; activity under the 2026 Share Repurchase Program (as defined below); and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report.

In February 2026 we announced that our Board of Directors authorized a program pursuant to which we may purchase up to $250.0 million of our Class A common stock, or the 2026 Share Repurchase Program. Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations. During the three months ended March 31, 2026, we repurchased and retired 5,341,712 shares of our Class A common stock for $175.0 million, exclusive of commissions and excise tax, at an average cost of $32.76 per share, under the 2026 Share Repurchase Program. As of March 31, 2026, we had remaining authorization to purchase up to $75.0 million of our Class A common stock under the 2026 Share Repurchase Program.

In November 2024 we announced that our Board of Directors authorized a share repurchase program, or the Original 2025 Share Repurchase Program, pursuant to which we could purchase up to $200.0 million of our Class A common stock. In August 2025 we announced that our Board of Directors amended the Original 2025 Share Repurchase Program to increase the authorization by an additional $150.0 million, for a total authorization to purchase up to $350.0 million of our Class A common stock, and extended the expiration of the Original 2025 Share Repurchase Program from December 31, 2025 to July 31, 2026, or as amended, the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025. All repurchased shares under the 2025 Share Repurchase Program were retired. During the three months ended March 31, 2025, we repurchased and retired 5,919,435 shares of our Class A common stock for $184.2 million, exclusive of commissions and excise tax, at an average cost of $31.12 per share under the 2025 Share Repurchase Program.

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

Operating Activities

Net cash provided by operating activities of $69.8 million during the three months ended March 31, 2026, was due primarily to consolidated net income of $32.2 million, adjusted for $19.7 million of impairment primarily related to the 121 First Street lease, $13.3 million of stock-based compensation expense, $7.2 million of depreciation and amortization expense, and $4.7 million of amortization of deferred contract costs. Net cash provided by operating activities was also due to a $4.7 million decrease in prepaid expenses, prepaid income taxes, and other current assets, and was offset in part by a $7.1 million decrease in accrued expenses, accrued income taxes, and other current liabilities and a $4.4 million increase in deferred contract costs primarily due to commission capitalization.

Net cash provided by operating activities of $67.9 million during the three months ended March 31, 2025, was due primarily to consolidated net income of $39.0 million, adjusted for $12.9 million of stock-based compensation expense, $6.6 million of depreciation and amortization expense, and $3.8 million of amortization of deferred contract costs. Net cash provided by operating activities was also attributable in part to a $4.6 million increase in lease obligations primarily due to interest accretion, right-of-use asset amortization, and tenant improvement allowance reimbursement, offset in part by rent payments. Net cash provided by operating activities was also due in part to a $6.8 million decrease in prepaid expenses, prepaid income taxes, and other current assets and a $4.1 million increase in accounts payable due to increased marketing spend as a result of seasonality, as well as the timing of payments. Net cash provided by operating activities was offset in part by a $5.6 million decrease in accrued expenses, accrued income taxes, and other current liabilities due primarily to a decrease in accrued bonuses following the payout of the fiscal year 2024 bonuses during the quarter, and a $4.7 million increase in deferred contract costs primarily due to commission capitalization.

Investing Activities

Net cash used in investing activities of $6.7 million during the three months ended March 31, 2026, was due primarily to $6.3 million in capitalized website development costs due to continued investment in our product offerings.

Net cash used in investing activities of $7.6 million during the three months ended March 31, 2025, was due to $5.4 million in capitalization of website development costs related to continued investments on our product offerings and $2.2 million in purchases of property and equipment related to internal-use software as well as our headquarters at 1001 Boylston Street.

Financing Activities

Net cash used in financing activities of $181.0 million during the three months ended March 31, 2026, was due primarily to $174.4 million in repurchases of our Class A common stock under the 2026 Share Repurchase Program and $6.6 million in payments of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $191.5 million during the three months ended March 31, 2025, was due primarily to $182.8 million in repurchases of our Class A common stock under the 2025 Share Repurchase Program and $9.0 million in payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the determination of variable consideration in our revenue recognition and the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, we consider these to be our critical accounting estimates and believe that of our significant accounting policies, these involve the greatest degree of judgment and complexity.

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

Interest Rate Risk

As of March 31, 2026, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of March 31, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $72.0 million and $190.5 million, respectively, which consisted of cash on deposit with banks and money market funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended March 31, 2026 and 2025, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of and for the three months ended March 31, 2026 and 2025, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of and for the three months ended March 31, 2026 and 2025, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended March 31, 2026:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	1,394,628	$30.02	1,394,628	$208,133
March 1, 2026 through March 31, 2026	3,947,084	$33.73	3,947,084	$74,998
Total	5,341,712	$32.76	5,341,712	$74,998

(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
In February 2026 we announced that our Board of Directors authorized the 2026 Share Repurchase Program pursuant to which we may purchase up to $250.0 million of our Class A common stock. Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations.
(3)
The total number of shares of our Class A common stock purchased as part of the 2026 Share Repurchase Program was inclusive of any shares purchased but not settled as of March 31, 2026.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended March 31, 2026, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Javier Zamora, General Counsel and Corporate Secretary	March 2, 2026	Up to 54,453 shares to be sold(2)	February 16, 2027

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

CarGurus, Inc.

Date: May 7, 2026	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)