Form 10-Q
period 2026-06-30
CarGurus, Inc.
filed 2026-08-06
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 75,309,865 shares of Class A common stock, $0.001 par value per share, and 13,763,613 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
our expectations for our digital retailing offerings and continued investments;
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
•
the impact of new or improved technologies, including artificial intelligence, on our business, operations, and strategy;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$122,136	$190,518
Accounts receivable, net of allowance for doubtful accounts of $850 and $600, respectively	43,745	41,936
Prepaid expenses, prepaid income taxes, and other current assets	21,433	35,259
Deferred contract costs	15,279	15,235
Total current assets	202,593	282,948
Property and equipment, net	129,550	132,952
Intangible assets, net	2,740	3,253
Goodwill	27,933	28,397
Operating lease right-of-use assets	97,960	115,481
Deferred tax assets	76,080	81,201
Deferred contract costs, net of current portion	13,392	13,563
Other non-current assets	4,879	4,102
Total assets	$555,127	$661,897
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,063	$29,115
Accrued expenses, accrued income taxes, and other current liabilities	38,652	38,393
Deferred revenue	24,960	23,562
Operating lease liabilities	9,846	9,469
Total current liabilities	109,521	100,539
Operating lease liabilities	175,296	181,364
Deferred tax liabilities	—	442
Other non–current liabilities	5,954	5,354
Total liabilities	290,771	287,699
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 75,571,320 and 80,667,475 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	76	81
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 13,763,613 and 14,216,250 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	6,764	10,297
Retained earnings	257,376	362,380
Accumulated other comprehensive income	126	1,426
Total stockholders’ equity	264,356	374,198
Total liabilities and stockholders’ equity	$555,127	$661,897

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$250,971	$221,998	$494,526	$434,233
Cost of revenue(1)(2)	19,873	15,677	38,807	30,020
Gross profit	231,098	206,321	455,719	404,213
Operating expenses
Sales and marketing	97,635	82,587	195,119	166,256
Product, technology, and development	38,137	33,725	75,808	68,753
General and administrative	28,209	25,266	54,690	50,051
Impairments	450	499	19,651	499
Depreciation and amortization	3,685	3,695	7,390	7,451
Total operating expenses	168,116	145,772	352,658	293,010
Income from continuing operations	62,982	60,549	103,061	111,203
Other income, net
Interest income	956	2,134	2,627	5,232
Other (expense) income, net	(448)	430	(1,054)	128
Total other income, net	508	2,564	1,573	5,360
Income from continuing operations before income taxes	63,490	63,113	104,634	116,563
Provision for income taxes	14,297	14,124	23,213	25,500
Net income from continuing operations	49,193	48,989	81,421	91,063
Net loss from discontinued operations, net of tax benefits	—	(26,646)	—	(29,675)
Consolidated net income	$49,193	$22,343	$81,421	$61,388
Net income per share attributable to common stockholders (Note 11)
Basic
Continuing operations	$0.55	$0.50	$0.88	$0.90
Consolidated	$0.55	$0.23	$0.88	$0.61
Diluted
Continuing operations	$0.54	$0.49	$0.87	$0.89
Consolidated	$0.54	$0.22	$0.87	$0.60
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	90,131,442	98,889,893	92,082,411	100,980,676
Diluted	91,076,449	100,184,067	93,075,457	102,614,441
(1)
For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, cost of revenue includes depreciation and amortization expense of $4.2 million, $2.1 million, $7.7 million, and $4.0 million, respectively.
(2)
For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2025, there was no impairment recorded in cost of revenue. For the six months ended June 30, 2026, cost of revenue includes impairment of $0.5 million.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated net income	$49,193	$22,343	$81,421	$61,388
Other comprehensive (loss) income
Foreign currency translation adjustment	(321)	2,679	(1,300)	3,917
Consolidated comprehensive income	$48,872	$25,022	$80,121	$65,305

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2025	80,667,475	$81	14,216,250	$14	$10,297	$362,380	$1,426	$374,198
Consolidated net income	—	—	—	—	—	32,228	—	32,228
Stock–based compensation expense	—	—	—	—	14,806	—	—	14,806
Issuance of common stock upon exercise of stock options	8,053	—	—	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	519,758	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(179,965)	—	—	—	(6,566)	—	—	(6,566)
Repurchase of common stock	(5,341,712)	(5)	—	—	(11,816)	(164,793)	—	(176,614)
Foreign currency translation adjustment	—	—	—	—	—	—	(979)	(979)
Balance as of March 31, 2026	75,673,609	$76	14,216,250	$14	$6,776	$229,815	$447	$237,128
Consolidated net income	—	$—	—	$—	$—	$49,193	$—	$49,193
Stock–based compensation expense	—	—	—	—	14,743	—	—	14,743
Issuance of common stock upon vesting of restricted stock units	601,460	1	—	—	(1)	—	—	—
Withholding taxes on net share settlements of restricted stock units	(209,415)	—	—	—	(7,020)	—	—	(7,020)
Repurchase of common stock	(946,971)	(1)	—	—	(7,734)	(21,632)	—	(29,367)
Conversion of common stock	452,637	—	(452,637)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(321)	(321)
Balance as of June 30, 2026	75,571,320	$76	13,763,613	$14	$6,764	$257,376	$126	$264,356

Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Consolidated net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050
Consolidated net income	—	$—	—	$—	$—	$22,343	$—	$22,343
Stock-based compensation expense	—	—	—	—	14,883	—	—	14,883
Issuance of common stock upon exercise of stock options	1,500	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	630,591	1	—	—	(1)	—	—	—
Withholding taxes on net share settlements of restricted stock units	(216,786)	—	—	—	(6,343)	—	—	(6,343)
Repurchase of common stock	(11,004)	—	—	—	42	(187)	—	(145)
Foreign currency translation adjustment	—	—	—	—	—	—	2,679	2,679
Balance at June 30, 2025	84,738,943	$85	14,216,250	$14	$15,366	$418,642	$1,370	$435,477

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Consolidated net income	$81,421	$61,388
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	15,099	13,236
Currency loss (gain) on foreign denominated transactions	165	(457)
Deferred taxes	4,693	(13,330)
Provision for doubtful accounts	1,486	1,123
Stock-based compensation expense	26,630	25,925
Amortization of deferred financing costs	258	258
Amortization of deferred contract costs	9,749	7,814
Impairments	20,161	32,552
Changes in operating assets and liabilities
Accounts receivable	(3,410)	2,223
Inventory	—	(373)
Prepaid expenses, prepaid income taxes, and other assets	12,997	8,894
Deferred contract costs	(9,716)	(9,429)
Accounts payable	6,525	6,692
Accrued expenses, accrued income taxes, and other liabilities	(182)	(3,204)
Deferred revenue	1,411	1,686
Lease obligations	(2,847)	6,000
Net cash provided by operating activities	164,440	140,998
Investing Activities
Purchases of property and equipment	(953)	(3,823)
Capitalization of website development costs	(12,649)	(11,653)
Net cash used in investing activities	(13,602)	(15,476)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	55	404
Payment of withholding taxes on net share settlements of restricted stock units	(13,596)	(15,330)
Repurchases of common stock	(202,135)	(184,608)
Payment of excise tax for repurchase of common stock	(2,654)	(682)
Payment of finance lease obligations	(43)	(40)
Change in gross advance payments received from third-party transaction processor	—	(281)
Net cash used in financing activities	(218,373)	(200,537)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(847)	2,135
Net decrease in cash, cash equivalents, and restricted cash	(68,382)	(72,880)
Cash, cash equivalents, and restricted cash at beginning of period	190,518	306,229
Cash, cash equivalents, and restricted cash at end of period	$122,136	$233,349
Supplemental disclosure of cash flow information
(Refunds) or cash paid for income taxes, net	$(356)	$17,269
Cash paid for operating lease liabilities	$11,531	$8,997
Cash paid for interest	$309	$316
Supplemental noncash disclosure of cash flow information
Unpaid purchases of property and equipment and capitalized hosting arrangements	$1,040	$842
Capitalized stock-based compensation expense in website development and internal-use software costs and hosting arrangements	$2,919	$3,496
Unpaid repurchases of common stock	$2,170	$—
Unpaid excise tax on repurchases of common stock	$1,676	$1,402
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$201

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

The Company operates under the CarGurus brand in the U.S., Canada, and the U.K, with the U.S. representing its primary market. In addition, the Company operates the Autolist online marketplace in the U.S. and the PistonHeads online marketplace in the U.K. as independent brands.

The Company has subsidiaries in the U.S., Canada, Ireland, and the U.K.

CarOffer, LLC (“CarOffer”) completed its wind-down and, for accounting purposes, was considered abandoned as of December 31, 2025. For further information, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements (as defined below).

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

The Company has presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of June 30, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three and six months ended June 30, 2026. The Unaudited Condensed Consolidated Income Statement for the three and six months ended June 30, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of June 30, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced. Unless indicated otherwise, the information in these notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations. For further information on discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the Unaudited Condensed Consolidated Financial Statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those described in Note 14 of the Unaudited Condensed Consolidated Financial Statements.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, the Company considers this to be its critical accounting estimate, and believes that of the Company’s significant accounting policies, this involves the greatest degree of judgment and complexity.

Concentration of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable.

The Company maintains its cash and cash equivalents, principally with accredited financial institutions of high credit standing. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits with each such financial institution exceed governmental insured limits.

The Company routinely assesses the creditworthiness of its customers and does not require collateral. The Company generally has not experienced material losses related to receivables from individual customers or groups of customers as the losses were dispersed across a large number of customers. Due to this factor, no additional credit risk beyond amounts provided for collection losses was believed by management to be probable in the Company’s trade accounts receivable.

As of June 30, 2026 and December 31, 2025, a payment processor for several hundred dealer accounts represented 10.9% and 10.8%, respectively, of net trade accounts receivable. The related trade accounts receivable balance included unbilled and billed receivables. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor. The remainder of the trade accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to trade accounts receivable.

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of total revenue.

As of June 30, 2026 and December 31, 2025, $15.2 million and $16.8 million, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both dealers and advertising customers invoiced in the period subsequent to services being rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2026, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of June 30, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

For the three and six months ended June 30, 2025, major classes of discontinued operations included in the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
	(dollars in thousands)
Revenue	$12,035	$24,958
Cost of revenue	13,974	25,082
Gross profit	(1,939)	(124)
Operating expenses
Sales and marketing	1,750	4,797
Product, technology, and development	645	1,867
General and administrative	1,796	3,791
Impairments	29,134	29,134
Depreciation and amortization	441	891
Total operating expenses	33,766	40,480
Loss from discontinued operations before income taxes	(35,705)	(40,604)
Benefit from income taxes	(9,059)	(10,929)
Net loss from discontinued operations, net of tax benefits	$(26,646)	$(29,675)

Net loss from discontinued operations per share (Note 11)
Basic	$(0.27)	$(0.29)
Diluted(1)	$(0.27)	$(0.29)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders
Basic	98,889,893	100,980,676
Diluted	100,184,067	102,614,441
(1)
Diluted earnings per share from discontinued operations is calculated using the net income from continuing operations to determine the denominator, in accordance with applicable guidance.

The Company has elected to present its Unaudited Condensed Consolidated Statement of Cash Flows on a consolidated basis, inclusive of discontinued operations activity in the table below. For the six months ended June 30, 2025, the following table presents significant non-cash items and capital expenditures of the discontinued operations for the period presented:

Six Months Ended June 30,
2025
(dollars in thousands)
Depreciation and amortization	$1,771
Capitalized expenditures	$(1,727)
Impairments(1)	$32,053
Stock–based compensation expense	$1,025
(1)
During the six months ended June 30, 2025, the Company recognized impairments related to CarOffer of $0.3 million, $0.8 million, $4.8 million, $6.6 million, and $19.6 million for capitalized hosting arrangements, capitalized internal-use software, capitalized website development costs, intangible assets, and goodwill, respectively.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2026, was approximately $65.2 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2026. For performance obligations not satisfied as of June 30, 2026, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of June 30, 2026.

For the three months ended June 30, 2026 and 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $24.7 million and $22.3 million, respectively. For the six months ended June 30, 2026 and 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $23.6 million and $21.5 million, respectively.

5. Fair Value of Financial Instruments

As of June 30, 2026 and December 31, 2025, assets measured at fair value on a recurring basis consisted of the following:

	As of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$50,859	$—	$—	$50,859
Total	$50,859	$—	$—	$50,859

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$85,793	$—	$—	$85,793
Total	$85,793	$—	$—	$85,793

6. Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, property and equipment, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(dollars in thousands)
Capitalized equipment	$7,425	$7,445
Capitalized internal-use software	23,857	22,701
Capitalized website development	80,783	66,355
Furniture and fixtures	8,069	10,294
Leasehold improvements	77,506	86,127
	197,640	192,922
Less accumulated depreciation and amortization	(68,090)	(59,970)
Total	$129,550	$132,952

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, write-offs, and impairments, was $7.7 million, $5.6 million, $14.6 million, and $11.0 million, respectively.

During the six months ended June 30, 2026, the Company impaired $1.0 million of capitalized website development costs, inclusive of $0.5 million recognized in cost of revenue and $0.5 million recognized in operating expense, in the Unaudited Condensed Consolidated Income Statements. These impairments were related to certain developed technology that the Company decided to cease investment.

During the six months ended June 30, 2026, as a result of the impairment for the 121 First Street lease, the Company impaired $4.5 million of leasehold improvements and furniture and fixtures. For further discussion of the lease impairment, refer to Note 9 of these Unaudited Condensed Consolidated Financial Statements.

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of June 30, 2026 and December 31, 2025, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(dollars in thousands)
Accrued bonus	$10,396	$13,751
Accrued commissions	4,755	5,749
Accrued income taxes	5,633	2,145
Other accrued expenses and other current liabilities	17,868	16,748
Total	$38,652	$38,393

8. Debt

As of June 30, 2026 and December 31, 2025, the Company had no long-term debt outstanding.

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

The 2022 Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of June 30, 2026.

On August 6, 2026, the Company amended the Credit Agreement to, among other things, (i) reduce the aggregate revolving commitments under the Credit Agreement from $400.0 million to $200.0 million (the “Amended Revolver”) and (ii) extend the maturity date of the Amended Revolver from September 26, 2027 to August 6, 2031. Refer to Note 14 of these Unaudited Condensed Consolidated Financial Statements for more information.

As of June 30, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

As of June 30, 2026 and December 31, 2025, deferred financing costs were $0.6 million and $0.9 million, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, amortization expense associated with deferred financing costs was immaterial.

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, commitment fees under the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2026, all of the Company’s property and equipment and capitalized hosting arrangements have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of June 30, 2026, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those disclosed below.

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

The Company estimated fair value using the discounted cash flow method, with key inputs including the selected market rental rates based upon similar office spaces, the discount rate, and other estimated costs. The fair value measurement was categorized as Level 3 within the fair value hierarchy as there were significant unobservable inputs utilized in the valuation technique. As the estimated fair value of the asset group was less than its carrying value, the Company recognized an impairment of the 121 First Street lease to reduce the carrying value to fair value.

For the six months ended June 30, 2026, the Company recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three months ended June 30, 2026, no impairment charges related to the 121 First Street lease were recognized.

Letters of Credit

As of June 30, 2026 and December 31, 2025, $9.4 million in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

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

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, stock-based compensation expense, consisting primarily of restricted stock units, was recognized in the Unaudited Condensed Consolidated Income Statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(dollars in thousands)
Cost of revenue	$57	$72	$116	$139
Sales and marketing expense	2,969	2,851	5,900	5,576
Product, technology, and development expense	5,535	5,467	11,036	10,969
General and administrative expense	4,797	4,127	9,578	8,216
Total stock-based compensation expense from continuing operations	13,358	12,517	26,630	24,900
Total stock-based compensation expense from discontinued operations	—	508	—	1,025
Total	$13,358	$13,025	$26,630	$25,925

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, consolidated stock-based compensation expense excluded $1.4 million, $1.9 million, $2.9 million, and $3.5 million, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

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

During the three months ended June 30, 2026, the Company repurchased and retired 946,971 shares of its Class A common stock for $29.2 million, exclusive of commissions and excise tax, at an average cost of $30.88 per share, under the 2026 Share Repurchase Program. During the six months ended June 30, 2026, the Company repurchased and retired 6,288,683 shares of its Class A common stock for $204.2 million, exclusive of commissions and excise tax, at an average cost of $32.48 per share, under the 2026 Share Repurchase Program. As of June 30, 2026, the Company had remaining authorization to purchase up to $45.8 million of its Class A common stock under the 2026 Share Repurchase Program.

During the three months ended June 30, 2025, the Company repurchased and retired 11,004 shares of its Class A common stock for $0.3 million, exclusive of commissions and excise tax, at an average cost of $29.89 per share, under the 2025 Share Repurchase Program. During the six months ended June 30, 2025, the Company repurchased and retired 5,930,439 shares of its Class A common stock for $184.5 million, exclusive of commissions and excise tax, at an average cost of $31.12 per share, under the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025.

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

During the three and six months ended June 30, 2026, 452,637 shares of Class B common stock were converted into Class A common stock. During the three months ended June 30, 2025, no shares of Class B common stock were converted into Class A common stock. During the six months ended June 30, 2025 and year ended December 31, 2025, 770,495 shares of Class B common stock were converted into Class A common stock.

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

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, a reconciliation of the numerator and denominator used in the calculation of continuing, discontinued, and consolidated basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(dollars in thousands)
Numerator
Net income from continuing operations	$49,193	$48,989	$81,421	$91,063
Net loss from discontinued operations	$—	$(26,646)	$—	$(29,675)
Consolidated net income	$49,193	$22,343	$81,421	$61,388

Denominator
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	90,131,442	98,889,893	92,082,411	100,980,676
Dilutive effect of share equivalents resulting from stock options	—	15,167	2,481	17,893
Dilutive effect of share equivalents resulting from unvested restricted stock units	945,007	1,279,007	990,565	1,615,872
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	91,076,449	100,184,067	93,075,457	102,614,441
Net income (loss) per share attributable to common stockholders
Basic
Continuing operations	$0.55	$0.50	$0.88	$0.90
Discontinued operations	$—	$(0.27)	$—	$(0.29)
Consolidated	$0.55	$0.23	$0.88	$0.61
Diluted
Continuing operations	$0.54	$0.49	$0.87	$0.89
Discontinued operations	$—	$(0.27)	$—	$(0.29)
Consolidated	$0.54	$0.22	$0.87	$0.60

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options outstanding	360,751	360,751	360,751	360,751
Restricted stock units outstanding	177,107	153,272	195,103	105,799

12. Income Taxes

During the three months ended June 30, 2026 and 2025 and during the six months ended June 30, 2026 and 2025, the Company recognized an income tax provision of $14.3 million, $14.1 million, $23.2 million, and $25.5 million, respectively, representing an effective tax rate of 22.5%, 22.4%, 22.2%, and 21.9%, respectively.

The effective tax rates for the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, were greater than the statutory tax rate of 21%, primarily due to state and local income taxes, partially offset by federal and state research and development tax credits and windfall tax benefits on share-based compensation.

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

Segment assets are reported on the Unaudited Condensed Consolidated Balance Sheets as total assets.

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, revenue by geographical region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(dollars in thousands)
Revenue by Geographic Region
U.S.	$226,272	$202,652	$446,261	$397,880
International	24,699	19,346	48,265	36,353
Total	$250,971	$221,998	$494,526	$434,233

14. Subsequent Event

On August 6, 2026, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement (as previously amended, supplemented or otherwise modified, the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent, and an L/C Issuer (as defined in the Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time.

The Amendment, among other things, (i) reduces the aggregate revolving commitments under the Credit Agreement from $400.0 million to $200.0 million (the “Amended Revolver”), (ii) extends the maturity date of the Amended Revolver from September 26, 2027 to August 6, 2031, (iii) increases the cap of the Cash-Capped Incremental Facility (as defined in the Amended Credit Agreement) to the greater of $380.0 million and 100% of the trailing Four Quarter Consolidated EBITDA, and (iv) adds a new incurrence-based covenant that prohibits the Company from incurring certain indebtedness unless, after giving pro forma effect thereto, the Consolidated Total Gross Leverage Ratio (as defined in the Amended Credit Agreement) does not exceed 6.25:1.00. Except as expressly modified by the Amendment, the material terms of the Existing Credit Agreement remain unchanged and continue in full force and effect.

The foregoing description of the material terms of the Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the full text of the Amendment, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2026.

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

1 Similarweb: Traffic Insights (Cars.com, Autotrader.com, TrueCar.com, CARFAX.com Listings (defined as CARFAX.com Total Visits minus Vehicle History Reports)), Q2 2026, U.S.

2 Compared to Autotrader.com, Cars.com, TrueCar.com, and CARFAX.com (Joreca as of June 30, 2026)

Discontinued Operations

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it was in the best interests of our stockholders to wind down CarOffer.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of June 30, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three and six months ended June 30, 2026. The Unaudited Condensed Consolidated Income Statement for the three and six months ended June 30, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of June 30, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced.

As a result of the wind-down, we incurred total expenditures of $13.3 million, of which all cash expenditures were incurred during the second half of 2025 and were all paid as of December 31, 2025.

For further information, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Reportable Segments

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

Revenue and Financial Overview

We derive our revenue primarily from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

For the three months ended June 30, 2026, we generated revenue of $251.0 million, a 13% increase from $222.0 million of revenue for the three months ended June 30, 2025. For the three months ended June 30, 2026, we generated net income from continuing operations of $49.2 million and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, of $84.7 million, compared to net income from continuing operations of $49.0 million and adjusted EBITDA from continuing operations of $79.4 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, we generated revenue of $494.5 million, a 14% increase from $434.2 million of revenue for the six months ended June 30, 2025. For the six months ended June 30, 2026, we generated net income from continuing operations of $81.4 million and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, of $165.0 million, compared to net income from continuing operations of $91.1 million and Adjusted EBITDA from continuing operations of $148.1 million for the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Unique Users	2026 (1)	2025	2026 (1)	2025
	(in thousands)		(in thousands)
U.S.	37,849	34,057	37,216	34,535
International	8,922	10,237	8,778	10,434
Total	46,771	44,294	45,994	44,969
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

	Three Months Ended June 30,		Six Months Ended June 30,
Average Monthly Sessions	2026 (1)	2025	2026 (1)	2025
	(in thousands)		(in thousands)
U.S.	90,763	84,601	90,702	85,159
International	19,457	21,294	19,078	21,760
Total	110,220	105,895	109,780	106,919
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

	As of June 30,
Number of Paying Dealers	2026	2025
U.S.	26,151	25,478
International	8,478	7,617
Total	34,629	33,095

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

	Three Months Ended June 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2026	2025
U.S.	$8,134	$7,533
International	$2,568	$2,309
Consolidated	$6,771	$6,349

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
•
other income, net, which consists primarily of interest income earned on our cash and cash equivalents, and foreign exchange gains and losses; and
•
the provision for income taxes.

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

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, the following table presents a reconciliation of Adjusted EBITDA from continuing operations to net income from continuing operations, the most directly comparable measure calculated in accordance with GAAP, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(dollars in thousands)
Reconciliation of Adjusted EBITDA from continuing operations
Net income from continuing operations	$49,193	$48,989	$81,421	$91,063
Depreciation and amortization	7,929	5,786	15,099	11,465
Stock-based compensation expense	13,358	12,517	26,630	24,900
Transaction-related expenses	—	5	—	7
Impairments	450	499	20,161	499
Other income, net	(508)	(2,564)	(1,573)	(5,360)
Provision for income taxes	14,297	14,124	23,213	25,500
Adjusted EBITDA from continuing operations	$84,719	$79,356	$164,951	$148,074

Components of Unaudited Condensed Consolidated Income Statements

Revenue

We derive our revenue primarily from (i) dealer subscription fees, (ii) advertising from auto manufacturers and other brand advertisers, and (iii) partnerships with financing services companies.

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

General and Administrative

General and administrative expense consists primarily of personnel and related expenses for our executive, finance, legal, people and talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; expenses associated with professional fees for audit, tax, external legal, and consulting services; payment processing and billing expenses; insurance expenses; software subscription expenses; and allocated overhead expenses. General and administrative expense is expensed as incurred. We expect general and administrative expense to increase from quarter to quarter as we continue to scale our business.

Impairment

During the three months ended March 31, 2026, we identified a triggering event requiring an impairment test for the 121 First Street lease, which we intend to sublease, primarily due to lower anticipated rental rates. We performed an updated fair value analysis of the lease and subsequently recognized non-cash impairment charges. For the six months ended June 30, 2026, we recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three months ended June 30, 2026, no impairment charges related to the 121 First Street lease were recognized. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, a provision for income taxes was recognized as a result of the consolidated taxable income position.

Results of Operations

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Revenue	$250,971	$221,998	$494,526	$434,233
Cost of revenue	19,873	15,677	38,807	30,020
Gross profit	231,098	206,321	455,719	404,213
Operating expenses
Sales and marketing	97,635	82,587	195,119	166,256
Product, technology, and development	38,137	33,725	75,808	68,753
General and administrative	28,209	25,266	54,690	50,051
Impairments	450	499	19,651	499
Depreciation and amortization	3,685	3,695	7,390	7,451
Total operating expenses	168,116	145,772	352,658	293,010
Income from continuing operations	62,982	60,549	103,061	111,203
Other income, net
Interest income	956	2,134	2,627	5,232
Other (expense) income, net	(448)	430	(1,054)	128
Total other income, net	508	2,564	1,573	5,360
Income from continuing operations before income taxes	63,490	63,113	104,634	116,563
Provision for income taxes	14,297	14,124	23,213	25,500
Net income from continuing operations	49,193	48,989	81,421	91,063
Net loss from discontinued operations, net of tax benefits	—	(26,646)	—	(29,675)
Consolidated net income	$49,193	$22,343	$81,421	$61,388

For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	8	7	8	7
Gross profit	92	93	92	93
Operating expenses
Sales and marketing	39	37	39	38
Product, technology, and development	15	15	15	16
General and administrative	11	11	11	12
Impairments	0	0	4	0
Depreciation and amortization	1	2	1	2
Total operating expenses	67	66	71	67
Income from continuing operations	25	27	21	26
Other income, net
Interest income	0	1	1	1
Other (expense) income, net	(0)	0	(0)	0
Total other income, net	0	1	0	1
Income from continuing operations before income taxes	25	28	21	27
Provision for income taxes	6	6	5	6
Net income from continuing operations	20	22	16	21
Net loss from discontinued operations, net of tax benefits	—	(12)	—	(7)
Consolidated net income	20%	10%	16%	14%

For the three months ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$250,971	$221,998	$28,973	13%
Percentage of total revenue	100%	100%

Revenue increased $29.0 million, or 13%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due primarily to an increase in dealer subscription revenue as a result of growth in QARSD, which was driven by signing on new dealers at market rates, and revenue expansion driven by broader adoption of add-on products, subscription tier upgrades, and like-for-like price increases for existing dealers.

Cost of Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of Revenue	$19,873	$15,677	$4,196	27%
Percentage of total revenue	8%	7%

Cost of revenue increased $4.2 million, or 27%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and represented 8% of total revenue for the three months ended June 30, 2026, compared to 7% of total revenue for the three months ended June 30, 2025. The increase was due primarily to a $2.2 million increase in amortization primarily due to new capitalized website development projects, and a $1.2 million increase in data center and hosting costs driven primarily by dealer subscription revenue growth.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$97,635	$82,587	$15,048	18%
Percentage of total revenue	39%	37%

Sales and marketing expense increased $15.0 million, or 18%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due primarily to a $10.2 million increase in marketing and advertising expense for our performance marketing vendors and brand awareness campaigns and a $4.0 million increase in employee-related expenses due primarily to headcount and merit increases.

Product, Technology, and Development Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Product, technology, and development	$38,137	$33,725	$4,412	13%
Percentage of total revenue	15%	15%

Product, technology, and development expense increased $4.4 million, or 13%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due primarily to a $2.1 million increase in employee-related expenses due primarily to headcount and merit increases, a $1.2 million increase in professional services expense primarily driven by contractor and consulting expense, and a $1.2 million increase in software expense.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$28,209	$25,266	$2,943	12%
Percentage of total revenue	11%	11%

General and administrative expense increased $2.9 million, or 12%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due primarily to a $2.4 million increase in employee-related expenses due primarily to headcount and merit increases and new stock-based compensation grants, partially offset by completed vesting of existing awards and forfeitures from employee departures.

Impairment Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Impairments	$450	$499	$(49)	(10)%
Percentage of total revenue	0%	0%

Impairment expense remained relatively flat in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,685	$3,695	$(10)	(0)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense remained relatively flat in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Other Income, net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$956	$2,134	$(1,178)	(55)%
Other (expense) income, net	(448)	430	(878)	NM(1)
Total other income, net	$508	$2,564	$(2,056)	(80)%
Percentage of total revenue
Interest income	0%	1%
Other (expense) income, net	(0)	0
Total other income, net	0%	1%
(1)
Not meaningful.

Total other income, net decreased $2.1 million, or 80%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The $1.2 million decrease in interest income was due primarily to lower average cash balances.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$14,297	$14,124	$173	1%
Percentage of total revenue	6%	6%

Provision for income taxes remained relatively flat in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$494,526	$434,233	$60,293	14%
Percentage of total revenue	100%	100%

Revenue increased $60.3 million, or 14%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due primarily to an increase in dealer subscription revenue as a result of growth in QARSD, which was driven by signing on new dealers at market rates, and revenue expansion driven by broader adoption of add-on products, subscription tier upgrades, and like-for-like price increases for existing dealers.

Cost of Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of Revenue	$38,807	$30,020	$8,787	29%
Percentage of total revenue	8%	7%

Cost of revenue increased $8.8 million, or 29%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and represented 8% of total revenue for the six months ended June 30, 2026, compared to 7% of total revenue for the six months ended June 30, 2025. The increase was due primarily to a $3.7 million increase in amortization due primarily to new capitalized website development projects, a $2.5 million increase in data center and hosting costs driven primarily by dealer subscription revenue growth, and a $1.3 million increase in spend related to provisioning advertising campaigns on external websites.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$195,119	$166,256	$28,863	17%
Percentage of total revenue	39%	38%

Sales and marketing expense increased $28.9 million, or 17%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due primarily to a $17.7 million increase in advertising and marketing expense for our performance marketing vendors and brand awareness campaigns and an $8.6 million increase in employee-related expenses due primarily to headcount and merit increases.

Product, Technology, and Development Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Product, technology, and development	$75,808	$68,753	$7,055	10%
Percentage of total revenue	15%	16%

Product, technology, and development expense increased $7.1 million, or 10%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due primarily to a $3.7 million increase in employee-related expenses due primarily to headcount and merit increases, a $2.8 million increase in professional services expense primarily driven by contractor and consulting expense, and a $1.5 million increase in software expense.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$54,690	$50,051	$4,639	9%
Percentage of total revenue	11%	12%

General and administrative expense increased $4.6 million, or 9%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due primarily to a $3.0 million increase in employee-related expenses due to headcount and merit increases and an increase in new stock-based compensation grants, partially offset by completed vesting of existing awards and forfeitures from employee departures. The increase was also due in part to a $1.9 million increase in professional services expense.

Impairment Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Impairments	$19,651	$499	$19,152	3,838%
Percentage of total revenue	4%	0%

Impairment expense increased $19.2 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was due primarily to the impairment of the 121 First Street lease during the six months ended June 30, 2026. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$7,390	$7,451	$(61)	(1)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense remained relatively flat in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Other Income, net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$2,627	$5,232	$(2,605)	(50)%
Other (expense) income, net	(1,054)	128	(1,182)	NM(1)
Total other income, net	$1,573	$5,360	$(3,787)	(71)%
Percentage of total revenue
Interest income	1%	1%
Other (expense) income, net	(0)	0
Total other income, net	0%	1%
(1)
Not meaningful.

Total other income, net decreased $3.8 million, or 71%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The $2.6 million decrease in interest income was due primarily to lower average cash balances.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$23,213	$25,500	$(2,287)	(9)%
Percentage of total revenue	5%	6%

Provision for income taxes decreased $2.3 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was due primarily to increased permanent benefits and additional tax credits expected.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of June 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $122.1 million and $190.5 million, respectively. As of June 30, 2026 and December 31, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

The cash flows related to discontinued operations for the six months ended June 30, 2025, have not been separated. Accordingly, the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and the following discussions include the results of continuing and discontinued operations. For additional information on discontinued operations, including significant non-cash items and capital expenditures of discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the six months ended June 30, 2026 and 2025, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$164,440	$140,998
Net cash used in investing activities	(13,602)	(15,476)
Net cash used in financing activities	(218,373)	(200,537)
Impact of foreign currency on cash	(847)	2,135
Net decrease in cash, cash equivalents, and restricted cash	$(68,382)	$(72,880)

Our operations have been financed primarily from operating activities. During the six months ended June 30, 2026 and 2025, we generated cash from operating activities of $164.4 million and $141.0 million, respectively.

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

On August 6, 2026, we amended the Credit Agreement to, among other things, (i) reduce our aggregate revolving commitment under the Credit Agreement from $400.0 million to $200.0 million, or the Amended Revolver, and (ii) extend the maturity date of the Amended Revolver from September 26, 2027 to August 6, 2031. Refer to Note 14 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

As of June 30, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

We believe that our existing sources of liquidity, including access to the Amended Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; activity under the 2026 Share Repurchase Program (as defined below); and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report.

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

During the three months ended June 30, 2026, we repurchased and retired 946,971 shares of our Class A common stock for $29.2 million, exclusive of commissions and excise tax, at an average cost of $30.88 per share, under the 2026 Share Repurchase Program. During the six months ended June 30, 2026, we repurchased and retired 6,288,683 shares of our Class A common stock for $204.2 million, exclusive of commissions and excise tax, at an average cost of $32.48 per share, under the 2026 Share Repurchase Program. As of June 30, 2026, we had remaining authorization to purchase up to $45.8 million of our Class A common stock under the 2026 Share Repurchase Program.

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

To the extent that our operating income, existing cash, cash equivalents, and our borrowing capacity under the Amended Revolver are insufficient to fund our future activities, we may need to raise additional funds through a public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. See “Risk Factors—Risks Related to Our Operations—We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If we are unable to generate sufficient cash flows or if capital is not available to us, our business, operating results, financial condition, and prospects could be adversely affected.” in Part I, Item 1A in our Annual Report.

Operating Activities

Net cash provided by operating activities of $164.4 million during the six months ended June 30, 2026, was due primarily to consolidated net income of $81.4 million, adjusted for $26.6 million of stock-based compensation expense for equity awards to employees, $20.2 million of impairment primarily related to the 121 First Street lease, $15.1 million of depreciation and amortization expense, and $9.7 million of amortization of deferred contract costs. Net cash provided by operating activities was also due to a $13.0 million decrease in prepaid expenses, prepaid income taxes, and other current assets driven primarily by a decrease in prepaid income taxes and a $6.5 million increase in accounts payable due to timing of vendor payments, and was offset in part by a $9.7 million increase in deferred contract costs.

Net cash provided by operating activities of $141.0 million during the six months ended June 30, 2025, was due primarily to consolidated net income of $61.4 million, adjusted for $32.6 million of impairments related to the prior year impairment of the CarOffer reporting unit, $25.9 million of stock-based compensation expense for equity awards to employees, $13.3 million of deferred taxes, $13.2 million of depreciation and amortization expense, and $7.8 million of amortization of deferred contract costs. Net cash provided by operating activities was also due to an $8.9 million decrease in prepaid expenses, prepaid income taxes, and other current assets, a $6.7 million increase in accounts payable, and a $6.0 million increase in lease obligations, and was offset in part by a $9.4 million increase in deferred contract costs.

Investing Activities

Net cash used in investing activities of $13.6 million during the six months ended June 30, 2026, was due primarily to $12.6 million in capitalized website development costs due to continued investment in our product offerings.

Net cash used in investing activities of $15.5 million during the six months ended June 30, 2025, was due to $11.7 million in capitalized website development costs related to continued investments in our product offerings and $3.8 million in purchases of property and equipment, primarily related to additions in capitalized internal-use software.

Financing Activities

Net cash used in financing activities of $218.4 million during the six months ended June 30, 2026, was due primarily to $202.1 million in repurchases of our Class A common stock under the 2026 Share Repurchase Program and $13.6 million in payments of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $200.5 million during the six months ended June 30, 2025, was due primarily to $184.6 million in repurchases of our Class A common stock under the Original 2025 Share Repurchase Program and $15.3 million in payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical estimates relied upon in preparing the Unaudited Condensed Consolidated Financial Statements include the capitalization and useful lives of product, technology, and development costs for website development, internal-use software, and hosting arrangements. Accordingly, we consider this to be our critical accounting estimate and believe that of our significant accounting policies, this involves the greatest degree of judgment and complexity.

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

Interest Rate Risk

As of June 30, 2026, our exposure to market risk associated with changes in interest rates related primarily to the 2022 Revolver, which allows us to borrow up to $400.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the 2022 Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of June 30, 2026 and December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $122.1 million and $190.5 million, respectively, which consisted of cash on deposit with banks and money market funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of and for the three and six months ended June 30, 2026 and 2025, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of and for the three and six months ended June 30, 2026 and 2025, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended June 30, 2026:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2026 through April 30, 2026	—	$—	—	$74,998
May 1, 2026 through May 31, 2026	—	$—	—	$74,998
June 1, 2026 through June 30, 2026	946,971	$30.88	946,971	$45,756
Total	946,971	$30.88	946,971	$45,756

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
(3)
The total number of shares of our Class A common stock purchased as part of the 2026 Share Repurchase Program was inclusive of any shares purchased but not settled as of June 30, 2026.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended June 30, 2026, the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date
Ismail Elshareef, Chief Product Officer	May 13, 2026	Up to 59,906 shares to be sold(1)	May 14, 2027(2)

Dafna Sarnoff, Chief Marketing Officer	May 12, 2026	Up to 64,568 shares to be sold(3)	May 14, 2027(2)

Langley Steinert, Executive Chair and Chair of the Board of Directors(4)	May 29, 2026	1,493,200 shares to be sold(4)	February 26, 2027(5)

Samuel Zales, President and Chief Operating Officer	May 27, 2026	120,000 shares to be sold	July 30, 2027(2)

(1)
The Rule 10b5-1 trading arrangement includes the sale of up to 44,906 shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Elshareef’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events. Furthermore, the Rule 10b5-1 trading arrangement provides for the sale of 80% of the net shares that vest on the applicable vesting date.
(2)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(3)
The Rule 10b5-1 trading arrangement includes the sale of up to 54,652 shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Sarnoff’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.
(4)
The Rule 10b5-1 trading arrangement was entered into among Hilary and Langley Steinert, acting jointly, and the Langley Steinert Irrevocable Family Trust dated June 21, 2024, or the Steinert Trust. Of the 1,493,200 shares to be sold pursuant to this Rule 10b5-1 trading arrangement, Hilary and Langley Steinert, acting jointly, contributed 1,343,200 shares and the Steinert Trust contributed 150,000 shares.
(5)
The Rule 10b5-1 trading arrangement permits transactions through February 26, 2027, subject to early termination for certain specified events set forth in the Rule 10b5-1 trading arrangement, or earlier if all transactions under the Rule 10b5-1 trading arrangement are completed.

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

CarGurus, Inc.

Date: August 6, 2026	By:	/s/ Jason Trevisan
Jason Trevisan
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)