Form 10-Q
period 2026-09-30
CarGurus, Inc.
filed 2026-11-05
CIK 1494259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 75,632,371 shares of Class A common stock, $0.001 par value per share, and 13,763,613 shares of Class B common stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$164,910	$190,518
Accounts receivable, net of allowance for doubtful accounts of $803 and $600, respectively	47,049	41,936
Prepaid expenses, prepaid income taxes, and other current assets	19,573	35,259
Deferred contract costs	14,845	15,235
Total current assets	246,377	282,948
Property and equipment, net	129,254	132,952
Intangible assets, net	2,500	3,253
Goodwill	27,881	28,397
Operating lease right-of-use assets	96,660	115,481
Deferred tax assets	68,199	81,201
Deferred contract costs, net of current portion	12,831	13,563
Other non-current assets	5,351	4,102
Total assets	$589,053	$661,897
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,353	$29,115
Accrued expenses, accrued income taxes, and other current liabilities	40,487	38,393
Deferred revenue	25,639	23,562
Operating lease liabilities	10,089	9,469
Total current liabilities	107,568	100,539
Operating lease liabilities	172,176	181,364
Deferred tax liabilities	—	442
Other non–current liabilities	6,073	5,354
Total liabilities	285,817	287,699
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 75,339,849 and 80,667,475 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	75	81
Class B common stock, $0.001 par value per share; 100,000,000 shares authorized; 13,763,613 and 14,216,250 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	13,720	10,297
Retained earnings	289,403	362,380
Accumulated other comprehensive income	24	1,426
Total stockholders’ equity	303,236	374,198
Total liabilities and stockholders’ equity	$589,053	$661,897

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Income Statements

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$258,366	$231,653	$752,892	$665,886
Cost of revenue(1)(2)	21,288	16,946	60,095	46,966
Gross profit	237,078	214,707	692,797	618,920
Operating expenses
Sales and marketing	99,242	87,039	294,361	253,295
Product, technology, and development	38,493	34,139	114,301	102,892
General and administrative	27,522	25,546	82,212	75,597
Impairments	—	—	19,651	499
Depreciation and amortization	3,889	3,868	11,279	11,319
Total operating expenses	169,146	150,592	521,804	443,602
Income from continuing operations	67,932	64,115	170,993	175,318
Other income, net
Interest income	1,182	2,292	3,809	7,524
Other expense, net	(499)	(409)	(1,553)	(281)
Total other income, net	683	1,883	2,256	7,243
Income from continuing operations before income taxes	68,615	65,998	173,249	182,561
Provision for income taxes	15,826	14,057	39,039	39,557
Net income from continuing operations	52,789	51,941	134,210	143,004
Net loss from discontinued operations, net of tax benefits	—	(7,224)	—	(36,899)
Consolidated net income	$52,789	$44,717	$134,210	$106,105
Net income per share attributable to common stockholders (Note 11)
Basic
Continuing operations	$0.59	$0.53	$1.47	$1.43
Consolidated	$0.59	$0.46	$1.47	$1.06
Diluted
Continuing operations	$0.59	$0.52	$1.46	$1.41
Consolidated	$0.59	$0.45	$1.46	$1.04
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders
Basic	89,104,650	98,170,081	91,078,917	100,033,516
Diluted	90,120,994	99,722,575	92,079,729	101,640,190
(1)
For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, cost of revenue includes depreciation and amortization expense of $4.8 million, $2.5 million, $12.5 million, and $6.5 million, respectively.
(2)
For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2025, there was no impairment recorded in cost of revenue. For the nine months ended September 30, 2026, cost of revenue includes impairment of $0.5 million.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net income	$52,789	$44,717	$134,210	$106,105
Other comprehensive (loss) income
Foreign currency translation adjustment	(102)	20	(1,402)	3,937
Consolidated comprehensive income	$52,687	$44,737	$132,808	$110,042

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2025	80,667,475	$81	14,216,250	$14	$10,297	$362,380	$1,426	$374,198
Consolidated net income	—	—	—	—	—	32,228	—	32,228
Stock–based compensation expense	—	—	—	—	14,806	—	—	14,806
Issuance of common stock upon exercise of stock options	8,053	—	—	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	519,758	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(179,965)	—	—	—	(6,566)	—	—	(6,566)
Repurchase of common stock	(5,341,712)	(5)	—	—	(11,816)	(164,793)	—	(176,614)
Foreign currency translation adjustment	—	—	—	—	—	—	(979)	(979)
Balance as of March 31, 2026	75,673,609	$76	14,216,250	$14	$6,776	$229,815	$447	$237,128
Consolidated net income	—	$—	—	$—	$—	$49,193	$—	$49,193
Stock–based compensation expense	—	—	—	—	14,743	—	—	14,743
Issuance of common stock upon vesting of restricted stock units	601,460	1	—	—	(1)	—	—	—
Withholding taxes on net share settlements of restricted stock units	(209,415)	—	—	—	(7,020)	—	—	(7,020)
Repurchase of common stock	(946,971)	(1)	—	—	(7,734)	(21,632)	—	(29,367)
Conversion of common stock	452,637	—	(452,637)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(321)	(321)
Balance as of June 30, 2026	75,571,320	$76	13,763,613	$14	$6,764	$257,376	$126	$264,356
Consolidated net income	—	$—	—	$—	$—	$52,789	$—	$52,789
Stock–based compensation expense	—	—	—	—	14,317	—	—	14,317
Issuance of common stock upon vesting of restricted stock units	570,194	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(209,163)	—	—	—	(7,362)	—	—	(7,362)
Repurchase of common stock	(592,502)	(1)	—	—	1	(20,762)	—	(20,762)
Foreign currency translation adjustment	—	—	—	—	—	—	(102)	(102)
Balance as of September 30, 2026	75,339,849	$75	13,763,613	$14	$13,720	$289,403	$24	$303,236

	Class A Common Stock		Class B Common Stock		Additional Paid–in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2024	89,002,571	$89	14,986,745	$15	$169,013	$375,119	$(2,547)	$541,689
Consolidated net income	—	—	—	—	—	39,045	—	39,045
Stock–based compensation expense	—	—	—	—	14,538	—	—	14,538
Issuance of common stock upon exercise of stock options	16,426	—	—	—	394	—	—	394
Issuance of common stock upon vesting of restricted stock units	715,951	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(251,366)	—	—	—	(8,987)	—	—	(8,987)
Repurchase of common stock	(5,919,435)	(6)	—	—	(168,183)	(17,678)	—	(185,867)
Conversion of common stock	770,495	1	(770,495)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,238	1,238
Balance as of March 31, 2025	84,334,642	$84	14,216,250	$14	$6,775	$396,486	$(1,309)	$402,050
Consolidated net income	—	$—	—	$—	$—	$22,343	$—	$22,343
Stock-based compensation expense	—	—	—	—	14,883	—	—	14,883
Issuance of common stock upon exercise of stock options	1,500	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	630,591	1	—	—	(1)	—	—	—
Withholding taxes on net share settlements of restricted stock units	(216,786)	—	—	—	(6,343)	—	—	(6,343)
Repurchase of common stock	(11,004)	—	—	—	42	(187)	—	(145)
Foreign currency translation adjustment	—	—	—	—	—	—	2,679	2,679
Balance at June 30, 2025	84,738,943	$85	14,216,250	$14	$15,366	$418,642	$1,370	$435,477
Consolidated net income	—	$—	—	$—	$—	$44,717	$—	$44,717
Stock-based compensation expense	—	—	—	—	14,365	—	—	14,365
Issuance of common stock upon exercise of stock options	3,720	—	—	—	25	—	—	25
Issuance of common stock upon vesting of restricted stock units	623,078	—	—	—	—	—	—	—
Withholding taxes on net share settlements of restricted stock units	(223,102)	—	—	—	(7,526)	—	—	(7,526)
Repurchase of common stock	(3,233,649)	(3)	—	—	(15,454)	(96,172)	—	(111,629)
Foreign currency translation adjustment	—	—	—	—	—	—	20	20
Balance at September 30, 2025	81,908,990	$82	14,216,250	$14	$6,776	$367,187	$1,390	$375,449

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

CarGurus, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Consolidated net income	$134,210	$106,105
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	23,821	20,592
Currency loss (gain) on foreign denominated transactions	197	(446)
Other non-cash income, net	—	(101)
Deferred taxes	12,575	13,966
Provision for doubtful accounts	2,143	2,047
Stock-based compensation expense	39,633	38,552
Amortization of deferred financing costs	474	387
Amortization of deferred contract costs	14,510	11,986
Impairments	20,161	32,552
Changes in operating assets and liabilities
Accounts receivable	(7,383)	3,404
Inventory	—	338
Prepaid expenses, prepaid income taxes, and other assets	14,790	(8,452)
Deferred contract costs	(13,489)	(13,707)
Accounts payable	1,948	4,227
Accrued expenses, accrued income taxes, and other liabilities	3,994	(6,058)
Deferred revenue	2,091	1,933
Lease obligations	(4,422)	4,838
Net cash provided by operating activities	245,253	212,163
Investing Activities
Purchases of property and equipment	(1,949)	(5,185)
Capitalization of website development costs	(18,596)	(17,447)
Net cash used in investing activities	(20,545)	(22,632)
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	55	429
Payment of withholding taxes on net share settlements of restricted stock units	(20,989)	(22,704)
Repurchases of common stock	(225,069)	(294,887)
Payment of excise tax for repurchase of common stock	(2,654)	(682)
Payment of deferred financing costs	(691)	—
Payment of finance lease obligations	(65)	(60)
Change in gross advance payments received from third-party transaction processor	—	(1,084)
Net cash used in financing activities	(249,413)	(318,988)
Impact of foreign currency on cash, cash equivalents, and restricted cash	(903)	2,083
Net decrease in cash, cash equivalents, and restricted cash	(25,608)	(127,374)
Cash, cash equivalents, and restricted cash at beginning of period	190,518	306,229
Cash, cash equivalents, and restricted cash at end of period	$164,910	$178,855
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$7,066	$17,720
Cash paid for operating lease liabilities	$17,276	$14,453
Cash paid for interest	$460	$490
Supplemental noncash disclosure of cash flow information
Unpaid purchases of property and equipment and capitalized website development costs	$862	$1,171
Capitalized stock-based compensation expense in website development and internal-use software costs	$4,019	$5,234
Unpaid repurchases of common stock	$—	$454
Unpaid excise tax on repurchases of common stock	$1,674	$2,298
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$1,139

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

The Company has presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of September 30, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three and nine months ended September 30, 2026. The Unaudited Condensed Consolidated Income Statement for the three and nine months ended September 30, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced. Unless indicated otherwise, the information in these notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations. For further information on discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2026 and December 31, 2025, a payment processor for several hundred dealer accounts represented 10.1% and 10.8%, respectively, of net trade accounts receivable. The related trade accounts receivable balance included unbilled and billed receivables. The concentration was driven by the timing of payments pursuant to the agreement with the payment processor. The remainder of the trade accounts receivable was dispersed among more than 1,000 customers. Therefore, the Company does not believe there is significant credit risk with respect to trade accounts receivable.

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of total revenue.

As of September 30, 2026 and December 31, 2025, $15.7 million and $16.8 million, respectively, was included in accounts receivable, net representing unbilled accounts receivable relating primarily to both dealers and advertising customers invoiced in the period subsequent to services being rendered and revenue recognition adjustments for Company offered discounts given to dealers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Significant Accounting Policies

The Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2026, there have been no material changes in the Company’s significant accounting policies, which are detailed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company on or prior to the specified effective date. Unless otherwise disclosed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption. As of September 30, 2026, there are no new accounting pronouncements that the Company is considering adopting, other than those described below.

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

For the three and nine months ended September 30, 2025, major classes of discontinued operations included in the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
	(dollars in thousands)
Revenue	$7,043	$32,001
Cost of revenue	8,218	33,300
Gross profit	(1,175)	(1,299)
Operating expenses
Sales and marketing	2,329	7,126
Product, technology, and development	2,177	4,044
General and administrative	2,917	6,708
Impairments	—	29,134
Depreciation and amortization	843	1,734
Total operating expenses	8,266	48,746
Loss from discontinued operations	(9,441)	(50,045)
Total other income, net	10	10
Loss from discontinued operations before income taxes	(9,431)	(50,035)
Benefit from income taxes	(2,207)	(13,136)
Net loss from discontinued operations, net of tax benefits	$(7,224)	$(36,899)

Net loss from discontinued operations per share (Note 11)
Basic	$(0.07)	$(0.37)
Diluted(1)	$(0.07)	$(0.36)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders
Basic	98,170,081	100,033,516
Diluted	99,722,575	101,640,190
(1)
Diluted earnings per share from discontinued operations is calculated using the net income from continuing operations to determine the denominator, in accordance with applicable guidance.

The Company has elected to present its Unaudited Condensed Consolidated Statement of Cash Flows on a consolidated basis, inclusive of discontinued operations activity in the table below. For the nine months ended September 30, 2025, the following table presents significant non-cash items and capital expenditures of the discontinued operations:

Nine Months Ended September 30,
2025
(dollars in thousands)
Depreciation and amortization	$2,819
Capitalized expenditures	$(1,822)
Impairments(1)	$32,053
Stock–based compensation expense	$1,626
(1)
During the nine months ended September 30, 2025, the Company recognized impairments related to CarOffer of $0.3 million, $0.8 million, $4.8 million, $6.6 million, and $19.6 million for capitalized hosting arrangements, capitalized internal-use software, capitalized website development costs, intangible assets, and goodwill, respectively.

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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2026, was approximately $52.6 million, the majority of which the Company expects to recognize over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2026. For performance obligations not satisfied as of September 30, 2026, and to which this expedient applies, the nature of the performance obligations, the variable consideration, and any consideration from contracts with customers not included in the transaction price is consistent with performance obligations satisfied as of September 30, 2026.

For the three months ended September 30, 2026 and 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $25.0 million and $23.3 million, respectively. For the nine months ended September 30, 2026 and 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $23.6 million and $21.5 million, respectively.

5. Fair Value of Financial Instruments

As of September 30, 2026 and December 31, 2025, assets measured at fair value on a recurring basis consisted of the following:

	As of September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$75,647	$—	$—	$75,647
Total	$75,647	$—	$—	$75,647

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
	(dollars in thousands)
Cash equivalents
Mutual funds	$85,793	$—	$—	$85,793
Total	$85,793	$—	$—	$85,793

6. Property and Equipment, Net

As of September 30, 2026 and December 31, 2025, property and equipment, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(dollars in thousands)
Capitalized equipment	$7,424	$7,445
Capitalized internal-use software	24,969	22,701
Capitalized website development	87,781	66,355
Furniture and fixtures	8,067	10,294
Leasehold improvements	77,587	86,127
	205,828	192,922
Less accumulated depreciation and amortization	(76,574)	(59,970)
Total	$129,254	$132,952

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, depreciation and amortization expense, excluding amortization of intangible assets, amortization of capitalized hosting arrangements, disposals, write-offs, and impairments, was $8.5 million, $6.1 million, $23.1 million, and $17.1 million, respectively.

During the nine months ended September 30, 2026, the Company impaired $1.0 million of capitalized website development costs, inclusive of $0.5 million recognized in cost of revenue and $0.5 million recognized in operating expense, in the Unaudited Condensed Consolidated Income Statements. These impairments were related to certain developed technology that the Company decided to cease investment.

During the nine months ended September 30, 2026, the Company impaired $4.5 million of leasehold improvements and furniture and fixtures. These impairments were related to the impairment of the 121 First Street lease. For further discussion of the lease impairment, refer to Note 9 of these Unaudited Condensed Consolidated Financial Statements.

7. Accrued Expenses, Accrued Income Taxes, and Other Current Liabilities

As of September 30, 2026 and December 31, 2025, accrued expenses, accrued income taxes, and other current liabilities consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	(dollars in thousands)
Accrued bonus	$7,244	$13,751
Accrued commissions	4,811	5,749
Accrued payroll(1)	7,188	3,236
Accrued income taxes(1)	6,415	2,145
Other accrued expenses and other current liabilities(1)	14,829	13,512
Total	$40,487	$38,393
(1)
Accrued payroll, accrued income taxes, and other accrued expenses and other current liabilities as of December 31, 2025 have been reclassified to conform to current-period presentation.

8. Debt

As of September 30, 2026 and December 31, 2025, the Company had no long-term debt outstanding.

Revolving Credit Facility

On September 26, 2022, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Original Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time (the “Original Credit Agreement”). The Original Credit Agreement consisted of a revolving credit facility (the “2022 Revolver”), which allowed the Company to borrow up to $400.0 million, $50.0 million of which could be comprised of a letter of credit sub-facility (the “2022 Revolver Sub-facility”). The borrowing capacity under the Original Credit Agreement could be increased in accordance with the terms and subject to the adjustments as set forth in the Original Credit Agreement. Specifically, the borrowing capacity could be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Original Credit Agreement) if certain criteria were met and subject to certain restrictions. Any such increase required lender approval. Proceeds of any borrowings could be used for general corporate purposes.

On August 6, 2026, the Company entered into the First Amendment (the “Amendment”) to the Original Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”), by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent, and an L/C Issuer (as defined in the Amended Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time.

The Amendment, among other things, (i) reduced the aggregate revolving commitments under the Original Credit Agreement from $400.0 million to $200.0 million (the “Amended Revolver”), (ii) extended the maturity date of the Amended Revolver from September 26, 2027 to August 6, 2031, (iii) increased the cap of the Cash-Capped Incremental Facility (as defined in the Amended Credit Agreement) to the greater of $380.0 million and 100% of the trailing Four Quarter Consolidated EBITDA (as defined in the Amended Credit Agreement), and (iv) added a new incurrence-based negative covenant that prohibits the Company from incurring certain indebtedness unless, after giving pro forma effect thereto, the Consolidated Total Gross Leverage Ratio (as defined in the Amended Credit Agreement) does not exceed 6.25:1.00. Except as expressly modified by the Amendment, the material terms of the Original Credit Agreement remain unchanged and continue in full force and effect.

The applicable interest rate is, at the Company’s option, based on a number of different benchmark rates and applicable spreads, based on the ratio of the outstanding principal amount of the Company’s secured indebtedness to the trailing Four Quarter Consolidated EBITDA (as defined in and determined under the Amended Credit Agreement, the “Consolidated Secured Net Leverage Ratio”). The Amended Credit Agreement also requires the Company to pay a commitment fee to the lenders with respect to the unutilized revolving commitments at a rate ranging from 0.125% to 0.175% per annum based on the Consolidated Secured Net Leverage Ratio, as determined on a quarterly basis.

The Amended Revolver is secured by a first priority lien on substantially all tangible and intangible property of the Company, as well as any future guarantors, and pledges of the equity of certain wholly-owned subsidiaries, in each case subject to certain exceptions, limitations, and exclusions from the collateral. The Amended Credit Agreement includes customary events of default and requires the Company to comply with customary affirmative and negative covenants, including a financial covenant requiring that the Company not exceed certain Consolidated Secured Net Leverage Ratio ranges at the end of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2026.

As of September 30, 2026, there were no borrowings and $9.4 million in letters of credit outstanding under the Amended Revolver associated with the Company’s leases, which reduced the borrowing capacity under the Amended Revolver to $190.6 million. As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with the Company’s leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

During the three months ended September 30, 2026, the Company capitalized an additional $0.7 million of deferred financing costs related to the Amended Credit Agreement. These costs, as well as the remaining unamortized deferred financing costs related to the Original Credit Agreement, are being amortized over the term of the Amended Revolver, which matures on August 6, 2031. As of September 30, 2026 and December 31, 2025, deferred financing costs were $1.1 million and $0.9 million, respectively, recognized within other non-current assets in the Unaudited Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, amortization expense associated with deferred financing costs was immaterial.

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, commitment fees under the Amended Revolver and the 2022 Revolver were immaterial.

9. Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2026, all of the Company’s property and equipment, inclusive of capitalized website development and capitalized internal-use software, and capitalized hosting arrangements, have been purchased with cash with the exception of unpaid amounts as disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows.

Leases

As of September 30, 2026, there were no material changes in the Company’s leases from those disclosed in the Annual Report, other than those disclosed below.

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

For the nine months ended September 30, 2026, the Company recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three months ended September 30, 2026, no impairment charges related to the 121 First Street lease were recognized.

Letters of Credit

As of September 30, 2026, $9.4 million in letters of credit associated with the Company’s leases were included under the Amended Revolver. As of December 31, 2025, $9.4 million in letters of credit associated with the Company’s leases were included under the 2022 Revolver Sub-facility.

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

10. Stock-based Compensation and Common Stock Share Repurchases

Stock-based Compensation Expense

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, stock-based compensation expense, consisting primarily of restricted stock units, was recognized in the Unaudited Condensed Consolidated Income Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$55	$70	$171	$209
Sales and marketing expense	2,550	2,664	8,450	8,240
Product, technology, and development expense	5,337	5,240	16,373	16,209
General and administrative expense	5,061	4,052	14,639	12,268
Total stock-based compensation expense from continuing operations	13,003	12,026	39,633	36,926
Total stock-based compensation expense from discontinued operations	—	601	—	1,626
Total	$13,003	$12,627	$39,633	$38,552

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, consolidated stock-based compensation expense excluded $1.3 million, $1.7 million, $4.2 million, and $5.2 million, respectively, of capitalized website development costs, capitalized internal-use software costs, and capitalized hosting arrangements.

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

During the three months ended September 30, 2026, the Company repurchased and retired 592,502 shares of its Class A common stock for $20.8 million, exclusive of commissions and excise tax, at an average cost of $35.03 per share, under the 2026 Share Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased and retired 6,881,185 shares of its Class A common stock for $225.0 million, exclusive of commissions and excise tax, at an average cost of $32.70 per share, under the 2026 Share Repurchase Program. As of September 30, 2026, the Company had remaining authorization to purchase up to $25.0 million of its Class A common stock under the 2026 Share Repurchase Program.

During the three months ended September 30, 2025, the Company repurchased and retired 3,233,649 shares of its Class A common stock for $110.7 million, exclusive of commissions and excise tax, at an average cost of $34.23 per share, under the 2025 Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased and retired 9,164,088 shares of its Class A common stock for $295.2 million, exclusive of commissions and excise tax, at an average cost of $32.22 per share, under the 2025 Share Repurchase Program. The 2025 Share Repurchase Program was completed in November 2025.

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

During the three months ended September 30, 2026, no shares of Class B common stock were converted into Class A common stock. During the nine months ended September 30, 2026, 452,637 shares of Class B common stock were converted into Class A common stock. During the three months ended September 30, 2025, no shares of Class B common stock were converted into Class A common stock. During the nine months ended September 30, 2025 and year ended December 31, 2025, 770,495 shares of Class B common stock were converted into Class A common stock.

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

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, a reconciliation of the numerator and denominator used in the calculation of continuing, discontinued, and consolidated basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Numerator
Net income from continuing operations	$52,789	$51,941	$134,210	$143,004
Net loss from discontinued operations	$—	$(7,224)	$—	$(36,899)
Consolidated net income	$52,789	$44,717	$134,210	$106,105

Denominator
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	89,104,650	98,170,081	91,078,917	100,033,516
Dilutive effect of share equivalents resulting from stock options	—	13,157	1,654	16,314
Dilutive effect of share equivalents resulting from unvested restricted stock units	1,016,344	1,539,337	999,158	1,590,360
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	90,120,994	99,722,575	92,079,729	101,640,190
Net income (loss) per share attributable to common stockholders
Basic
Continuing operations	$0.59	$0.53	$1.47	$1.43
Discontinued operations	$—	$(0.07)	$—	$(0.37)
Consolidated	$0.59	$0.46	$1.47	$1.06
Diluted
Continuing operations	$0.59	$0.52	$1.46	$1.41
Discontinued operations	$—	$(0.07)	$—	$(0.36)
Consolidated	$0.59	$0.45	$1.46	$1.04

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, potentially dilutive common stock equivalents that have been excluded from the calculation of diluted weighted-average shares outstanding as their effect would have been anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options outstanding	360,751	360,751	360,751	360,751
Restricted stock units outstanding	147,925	36,165	179,377	82,588

12. Income Taxes

During the three months ended September 30, 2026 and 2025 and during the nine months ended September 30, 2026 and 2025, the Company recognized an income tax provision of $15.8 million, $14.1 million, $39.0 million, and $39.6 million, respectively, representing an effective tax rate of 23.1%, 21.3%, 22.5%, and 21.7%, respectively.

The effective tax rates for the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, were greater than the statutory tax rate of 21%, primarily due to state and local income taxes, partially offset by federal and state research and development tax credits and windfall tax benefits on share-based compensation.

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

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, revenue by geographical region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Revenue by Geographic Region
U.S.	$232,490	$210,441	$678,751	$608,321
International	25,876	21,212	74,141	57,565
Total	$258,366	$231,653	$752,892	$665,886

14. Subsequent Event

2027 Share Repurchase Program

On November 5, 2026, the Company announced that the Board authorized a share repurchase program (the “2027 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock for an aggregate purchase price not to exceed $250.0 million. Share repurchases under the 2027 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2027 Share Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The 2027 Share Repurchase Program has an effective date of November 4, 2026, and an expiration date of December 31, 2027, and prior to its expiration may be modified, suspended, or discontinued by the Board at any time without prior notice. All repurchased shares under the 2027 Share Repurchase Program will be retired. The Company expects to fund share repurchases under the 2027 Share Repurchase Program through cash on hand and cash generated from operations.

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

1 Similarweb: Traffic Insights (Cars.com, Autotrader.com, TrueCar.com, CARFAX.com Listings (defined as CARFAX.com Total Visits minus Vehicle History Reports)), Q3 2026, U.S.

2 Compared to Autotrader.com, Cars.com, TrueCar.com, and CARFAX.com (Joreca as of September 30, 2026)

Discontinued Operations

On August 6, 2025, our Board of Directors determined, after considering all reasonably available options and a broader strategic reassessment, that it was in the best interests of our stockholders to wind down CarOffer.

The wind-down of CarOffer was completed and the business was considered abandoned for accounting purposes as of December 31, 2025. We have presented the financial results of CarOffer as discontinued operations in the Unaudited Condensed Consolidated Financial Statements. No assets or liabilities were classified as discontinued operations as of September 30, 2026 or December 31, 2025. No results of operations were classified as discontinued operations for the three and nine months ended September 30, 2026. The Unaudited Condensed Consolidated Income Statement for the three and nine months ended September 30, 2025, was derived from the Unaudited Condensed Consolidated Income Statement of CarGurus, Inc. as of that date, adjusted for the reclassification of discontinued operations. The Unaudited Condensed Consolidated Statement of Comprehensive Income, Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2025, related to discontinued operations have not been separately reclassified and are included within each for the period referenced.

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

For the three months ended September 30, 2026, we generated revenue of $258.4 million, a 12% increase from $231.7 million of revenue for the three months ended September 30, 2025. For the three months ended September 30, 2026, we generated net income from continuing operations of $52.8 million and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, of $89.7 million, compared to net income from continuing operations of $51.9 million and Adjusted EBITDA from continuing operations of $82.4 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we generated revenue of $752.9 million, a 13% increase from $665.9 million of revenue for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, we generated net income from continuing operations of $134.2 million and Adjusted EBITDA from continuing operations of $254.6 million, compared to net income from continuing operations of $143.0 million and Adjusted EBITDA from continuing operations of $230.5 million for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Unique Users	2026 (1)	2025	2026 (1)	2025
	(in thousands)		(in thousands)
U.S.	36,939	38,249	37,124	35,773
International	9,091	10,175	8,882	10,347
Total	46,030	48,424	46,006	46,120
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Monthly Sessions	2026 (1)	2025	2026 (1)	2025
	(in thousands)		(in thousands)
U.S.	89,083	89,032	90,162	86,450
International	19,491	20,513	19,215	21,344
Total	108,574	109,545	109,377	107,794
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

	As of September 30,
Number of Paying Dealers	2026	2025
U.S.	26,402	25,743
International	8,299	7,930
Total	34,701	33,673

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

	Three Months Ended September 30,
Quarterly Average Revenue per Subscribing Dealer (QARSD)	2026	2025
U.S.	$8,308	$7,742
International	$2,715	$2,375
Consolidated	$6,955	$6,492

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

Our Adjusted EBITDA from continuing operations is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA from continuing operations rather than net income from continuing operations, which is the most directly comparable GAAP financial measure. Some of these limitations are that Adjusted EBITDA from continuing operations excludes:

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

•
impairments, which include non-cash expenses associated with the impairments of operating right of use assets and certain other assets, which may have to be replaced in the future;
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

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, the following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(dollars in thousands)
Reconciliation of Adjusted EBITDA from continuing operations
Net income from continuing operations	$52,789	$51,941	$134,210	$143,004
Depreciation and amortization	8,722	6,308	23,821	17,773
Stock-based compensation expense	13,003	12,026	39,633	36,926
Transaction-related expenses	—	(2)	—	5
Impairments	—	—	20,161	499
Other income, net	(683)	(1,883)	(2,256)	(7,243)
Provision for income taxes	15,826	14,057	39,039	39,557
Adjusted EBITDA from continuing operations	$89,657	$82,447	$254,608	$230,521

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

Operating Expenses

Sales and Marketing

Sales and marketing expense consists primarily of employee-related expenses for our sales and marketing team, including salaries, benefits, incentive compensation, commissions, and stock-based compensation; expenses associated with consumer marketing, such as traffic acquisition, brand building, and public relations activities; expenses associated with dealer marketing, such as content marketing, customer and promotional events, and industry events; software subscription expenses; professional service expenses; amortization of capitalized hosting arrangements; and allocated overhead expenses, which include certain of these costs as well as other shared costs. A portion of our commissions that are related to obtaining a new contract are capitalized and amortized over the estimated benefit period of customer relationships. Other than commissions amortization, all other sales and marketing expenses are expensed as incurred. We expect sales and marketing expense to fluctuate from quarter to quarter due to seasonality and as we respond to changes in the macroeconomic and competitive landscapes affecting our existing dealers, consumer audience, and brand awareness.

Product, Technology, and Development

Product, technology, and development expense consists primarily of employee-related expenses for our research and development team, including salaries, benefits, incentive compensation, and stock-based compensation; software subscription expenses; professional service expenses; and allocated overhead expenses, which include certain of these costs as well as other shared costs. Other than website development, internal-use software, and hosting arrangement expenses, research and development expenses are expensed as incurred. We expect product, technology, and development expense to increase from quarter to quarter as we invest in additional engineering resources to develop innovative new solutions and make improvements to our existing platform.

General and Administrative

General and administrative expense consists primarily of employee-related expenses for our executive, finance, legal, people and talent, and administrative teams, including salaries, benefits, incentive compensation, and stock-based compensation; professional service expenses; software subscription expenses; general corporate expenses; and allocated overhead expenses, which include certain of these costs as well as other shared costs. General and administrative expense is expensed as incurred. We expect general and administrative expense to remain relatively flat for the remainder of the year and to increase in future periods as we continue to scale our business.

Impairment

During the three months ended March 31, 2026, we identified a triggering event requiring an impairment test for the 121 First Street lease, which we intend to sublease, primarily due to lower anticipated rental rates. We performed an updated fair value analysis of the lease and subsequently recognized non-cash impairment charges. For the nine months ended September 30, 2026, we recognized non-cash impairment charges of $14.7 million related to operating lease right-of-use asset and $4.5 million related to leasehold improvements and furniture and fixtures, which were recognized within impairment operating expenses in the Unaudited Condensed Consolidated Income Statements. For the three months ended September 30, 2026, no impairment charges related to the 121 First Street lease were recognized. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets and internal-use software.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

Provision for Income Taxes

The provision for income taxes consists of federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, a provision for income taxes was recognized as a result of the consolidated taxable income position.

Results of Operations

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)		(dollars in thousands)
Revenue	$258,366	$231,653	$752,892	$665,886
Cost of revenue	21,288	16,946	60,095	46,966
Gross profit	237,078	214,707	692,797	618,920
Operating expenses
Sales and marketing	99,242	87,039	294,361	253,295
Product, technology, and development	38,493	34,139	114,301	102,892
General and administrative	27,522	25,546	82,212	75,597
Impairments	—	—	19,651	499
Depreciation and amortization	3,889	3,868	11,279	11,319
Total operating expenses	169,146	150,592	521,804	443,602
Income from continuing operations	67,932	64,115	170,993	175,318
Other income, net
Interest income	1,182	2,292	3,809	7,524
Other expense, net	(499)	(409)	(1,553)	(281)
Total other income, net	683	1,883	2,256	7,243
Income from continuing operations before income taxes	68,615	65,998	173,249	182,561
Provision for income taxes	15,826	14,057	39,039	39,557
Net income from continuing operations	52,789	51,941	134,210	143,004
Net loss from discontinued operations, net of tax benefits	—	(7,224)	—	(36,899)
Consolidated net income	$52,789	$44,717	$134,210	$106,105

For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, the Unaudited Condensed Consolidated Income Statements as a percentage of total revenue were as follows (amounts in the table below may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	8	7	8	7
Gross profit	92	93	92	93
Operating expenses
Sales and marketing	38	38	39	38
Product, technology, and development	15	15	15	15
General and administrative	11	11	11	11
Impairments	—	—	3	0
Depreciation and amortization	2	2	1	2
Total operating expenses	65	65	69	67
Income from continuing operations	26	28	23	26
Other income, net
Interest income	0	1	1	1
Other expense, net	(0)	(0)	(0)	(0)
Total other income, net	0	1	0	1
Income from continuing operations before income taxes	27	28	23	27
Provision for income taxes	6	6	5	6
Net income from continuing operations	20	22	18	21
Net loss from discontinued operations, net of tax benefits	—	(3)	—	(6)
Consolidated net income	20%	19%	18%	16%

For the three months ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$258,366	$231,653	$26,713	12%
Percentage of total revenue	100%	100%

Revenue increased $26.7 million, or 12%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due primarily to an increase in dealer subscription revenue as a result of broader adoption of add-on products, subscription tier upgrades, and signing on new dealers at market rates.

Cost of Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of Revenue	$21,288	$16,946	$4,342	26%
Percentage of total revenue	8%	7%

Cost of revenue increased $4.3 million, or 26%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and represented 8% of total revenue for the three months ended September 30, 2026, compared to 7% of total revenue for the three months ended September 30, 2025. The increase was due primarily to a $2.4 million increase in amortization driven by new capitalized website development projects and a $1.3 million increase in data center and hosting costs due to higher overall usage.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$99,242	$87,039	$12,203	14%
Percentage of total revenue	38%	38%

Sales and marketing expense increased $12.2 million, or 14%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due primarily to a $9.6 million increase in marketing and advertising expense for our performance marketing vendors and brand awareness campaigns and a $3.3 million increase in employee-related expenses driven by an increase in payroll-related expense resulting from headcount and merit increases and an increase in commissions expense.

Product, Technology, and Development Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Product, technology, and development	$38,493	$34,139	$4,354	13%
Percentage of total revenue	15%	15%

Product, technology, and development expense increased $4.4 million, or 13%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due primarily to a $2.6 million increase in employee-related expenses driven by an increase in payroll-related expense resulting from headcount and merit increases, and a $1.3 million increase in software expenses.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$27,522	$25,546	$1,976	8%
Percentage of total revenue	11%	11%

General and administrative expense increased $2.0 million, or 8%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due primarily to a $1.9 million increase in employee-related expenses driven by an increase in stock-based compensation expense due to the net impact of new grants, completed vesting of existing awards, and forfeitures from employee departures and an increase in payroll-related expense as a result of headcount and merit increases.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$3,889	$3,868	$21	1%
Percentage of total revenue	2%	2%

Depreciation and amortization expense remained relatively flat in the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Other Income, net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$1,182	$2,292	$(1,110)	(48)%
Other expense, net	(499)	(409)	(90)	(22)%
Total other income, net	$683	$1,883	$(1,200)	(64)%
Percentage of total revenue
Interest income	0%	1%
Other expense, net	(0)	(0)
Total other income, net	0%	1%

Total other income, net decreased $1.2 million, or 64%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The $1.1 million decrease in interest income was due primarily to lower average cash balances.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$15,826	$14,057	$1,769	13%
Percentage of total revenue	6%	6%

Provision for income taxes increased $1.8 million, or 13%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was due primarily to increased profitability.

For the nine months ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$752,892	$665,886	$87,006	13%
Percentage of total revenue	100%	100%

Revenue increased $87.0 million, or 13%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was due primarily to an increase in dealer subscription revenue as a result of subscription tier upgrades, broader adoption of add-on products, and signing on new dealers at market rates.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of Revenue	$60,095	$46,966	$13,129	28%
Percentage of total revenue	8%	7%

Cost of revenue increased $13.1 million, or 28%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and represented 8% of total revenue for the nine months ended September 30, 2026, compared to 7% of total revenue for the nine months ended September 30, 2025. The increase was due primarily to a $6.1 million increase in amortization driven by new capitalized website development projects, a $3.8 million increase in data center and hosting costs due to higher overall usage, a $1.5 million increase in spend related to provisioning advertising campaigns on external websites, and a $1.5 million increase in licensed content for listings.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$294,361	$253,295	$41,066	16%
Percentage of total revenue	39%	38%

Sales and marketing expense increased $41.1 million, or 16%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was due primarily to a $27.3 million increase in advertising and marketing expense for our performance marketing vendors and brand awareness campaigns and an $11.9 million increase in employee-related expenses driven by an increase in payroll-related expense resulting from headcount and merit increases and an increase in commissions expense.

Product, Technology, and Development Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Product, technology, and development	$114,301	$102,892	$11,409	11%
Percentage of total revenue	15%	15%

Product, technology, and development expense increased $11.4 million, or 11%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was due primarily to a $6.2 million increase in employee-related expenses driven by an increase in payroll-related expense resulting from headcount and merit increases, a $3.2 million increase in professional services expense driven by an increase in contractor and consulting expense, and a $2.8 million increase in software expenses.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$82,212	$75,597	$6,615	9%
Percentage of total revenue	11%	11%

General and administrative expense increased $6.6 million, or 9%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was due primarily to a $4.9 million increase in employee-related expenses driven by an increase in payroll-related expense as a result of headcount and merit increases and an increase in stock-based compensation expense due to the net impact of new grants, completed vesting of existing awards, and forfeitures from employee departures. The increase was also due in part to a $1.9 million increase in professional service expenses.

Impairment Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Impairments	$19,651	$499	$19,152	3,838%
Percentage of total revenue	3%	0%

Impairment expense increased $19.2 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was due primarily to the impairment of the 121 First Street lease during the nine months ended September 30, 2026. For further discussion of the lease impairment, refer to Note 9 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Depreciation and Amortization Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Depreciation and amortization	$11,279	$11,319	$(40)	(0)%
Percentage of total revenue	1%	2%

Depreciation and amortization expense remained relatively flat in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Other Income, net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Other income, net
Interest income	$3,809	$7,524	$(3,715)	(49)%
Other expense, net	(1,553)	(281)	(1,272)	(453)%
Total other income, net	$2,256	$7,243	$(4,987)	(69)%
Percentage of total revenue
Interest income	1%	1%
Other expense, net	(0)	(0)
Total other income, net	0%	1%

Total other income, net decreased $5.0 million, or 69%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The $3.7 million decrease in interest income was due primarily to lower average cash balances.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Provision for income taxes	$39,039	$39,557	$(518)	(1)%
Percentage of total revenue	5%	6%

Provision for income taxes remained relatively flat in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Borrowing Capacity

As of September 30, 2026 and December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $164.9 million and $190.5 million, respectively. As of September 30, 2026, our borrowing capacity under the Amended Revolver (as defined below) was $190.6 million. As of December 31, 2025, our borrowing capacity under the 2022 Revolver (as defined below) was $390.6 million.

Sources and Uses of Cash

The cash flows related to discontinued operations for the nine months ended September 30, 2025, have not been separated. Accordingly, the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and the following discussions include the results of continuing and discontinued operations. For additional information on discontinued operations, including significant non-cash items and capital expenditures of discontinued operations, refer to Note 3 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

During the nine months ended September 30, 2026 and 2025, our cash flows from operating, investing, and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, were as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$245,253	$212,163
Net cash used in investing activities	(20,545)	(22,632)
Net cash used in financing activities	(249,413)	(318,988)
Impact of foreign currency on cash	(903)	2,083
Net decrease in cash, cash equivalents, and restricted cash	$(25,608)	$(127,374)

Our operations have been financed primarily from operating activities. During the nine months ended September 30, 2026 and 2025, we generated cash from operating activities of $245.3 million and $212.2 million, respectively.

On September 26, 2022, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and collateral agent and an L/C Issuer (as defined in the Original Credit Agreement), and the other lenders, L/C Issuers, and parties thereto from time to time, or the Original Credit Agreement. The Original Credit Agreement consisted of a revolving credit facility, or the 2022 Revolver, which allowed us to borrow up to $400.0 million, $50.0 million of which could be comprised of a letter of credit sub-facility, or 2022 Revolver Sub-facility. The borrowing capacity under the Original Credit Agreement could be increased in accordance with the terms and subject to the adjustments as set forth in the Original Credit Agreement. Specifically, the borrowing capacity could be increased by an amount up to the greater of $250.0 million or 100% of Four Quarter Consolidated EBITDA (as defined in the Original Credit Agreement) if certain criteria were met and subject to certain restrictions. Any such increase required lender approval. Proceeds of any borrowings could be used for general corporate purposes.

On August 6, 2026, the Company entered into the First Amendment, or the Amendment, to the Original Credit Agreement (as amended by the Amendment, the Amended Credit Agreement), by and among the Company, PNC Bank, National Association, as administrative agent and collateral agent, and an L/C Issuer (as defined in the Amended Credit Agreement), and the other lenders, L/C Issuers and parties thereto from time to time.

The Amendment, among other things, (i) reduced the aggregate revolving commitments under the Original Credit Agreement from $400.0 million to $200.0 million, or the Amended Revolver, (ii) extended the maturity date of the Amended Revolver from September 26, 2027 to August 6, 2031, (iii) increased the cap of the Cash-Capped Incremental Facility (as defined in the Amended Credit Agreement) to the greater of $380.0 million and 100% of the trailing Four Quarter Consolidated EBITDA (as defined in the Amended Credit Agreement), and (iv) added a new incurrence-based negative covenant that prohibits the Company from incurring certain indebtedness unless, after giving pro forma effect thereto, the Consolidated Total Gross Leverage Ratio (as defined in the Amended Credit Agreement) does not exceed 6.25:1.00. Except as expressly modified by the Amendment, the material terms of the Original Credit Agreement remain unchanged and continue in full force and effect.

As of September 30, 2026, there were no borrowings and $9.4 million in letters of credit outstanding under the Amended Revolver associated with our leases, which reduced the borrowing capacity under the Amended Revolver to $190.6 million. As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

We believe that our existing sources of liquidity, including access to the Amended Revolver, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Quarterly Report. Our future capital requirements will depend on many factors, including our revenue; expenses associated with our sales and marketing activities and the support of our product, technology, and development efforts; activity under the 2026 Share Repurchase Program (as defined below) and the 2027 Share Repurchase Program (as defined below); and our investments in international markets. Cash from operations could also be affected by various risks and uncertainties, including but not limited to macroeconomic effects and other risks detailed more specifically in the “Risk Factors” section in Part I, Item 1A in our Annual Report.

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

During the three months ended September 30, 2026, we repurchased and retired 592,502 shares of our Class A common stock for $20.8 million, exclusive of commissions and excise tax, at an average cost of $35.03 per share, under the 2026 Share Repurchase Program. During the nine months ended September 30, 2026, we repurchased and retired 6,881,185 shares of our Class A common stock for $225.0 million, exclusive of commissions and excise tax, at an average cost of $32.70 per share, under the 2026 Share Repurchase Program. As of September 30, 2026, we had remaining authorization to purchase up to $25.0 million of our Class A common stock under the 2026 Share Repurchase Program.

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

On November 5, 2026, we announced that our Board of Directors authorized a program pursuant to which we may purchase up to $250.0 million of our Class A common stock, or the 2027 Share Repurchase Program. Share repurchases under the 2027 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2027 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2027 Share Repurchase Program has an effective date of November 4, 2026, and an expiration date of December 31, 2027, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2027 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2027 Share Repurchase Program through cash on hand and cash generated from operations.

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

Operating Activities

Net cash provided by operating activities of $245.3 million during the nine months ended September 30, 2026, was due primarily to consolidated net income of $134.2 million, adjusted for $39.6 million of stock-based compensation expense for equity awards to employees, $23.8 million of depreciation and amortization expense, $20.2 million of impairment primarily related to the 121 First Street lease impairment, $14.5 million of amortization of deferred contract costs and $12.6 million of deferred taxes. Net cash provided by operating activities was also due to a $14.8 million decrease in prepaid expenses, prepaid income taxes, and other assets primarily due to a decrease in prepaid income taxes. Net cash provided by operating activities was offset in part by a $13.5 million increase in deferred contract costs due to commission capitalization and a $7.4 million increase in accounts receivable due to the timing of payments.

Net cash provided by operating activities of $212.2 million during the nine months ended September 30, 2025, was due primarily to consolidated net income of $106.1 million, adjusted for $38.6 million of stock-based compensation expense for equity awards to employees, $32.6 million of impairment related to CarOffer, $20.6 million of depreciation and amortization expense, $14.0 million of deferred taxes, and $12.0 million of amortization of deferred contract costs. Net cash provided by operating activities was also due to a $4.8 million increase in lease obligations primarily due to rent expense exceeding rent payments and the timing of tenant improvement allowance receipts. Net cash provided by operating activities was offset in part by a $13.7 million increase in deferred contract costs due to commission capitalization and an $8.5 million increase in prepaid expenses, prepaid income taxes, and other assets primarily due to the impact of the One Big Beautiful Bill Act.

Investing Activities

Net cash used in investing activities of $20.5 million during the nine months ended September 30, 2026, was due to $18.6 million in capitalized website development costs primarily related to continued investment in our product offerings and $1.9 million in purchases of property and equipment primarily related to additions in capitalized internal-use software.

Net cash used in investing activities of $22.6 million during the nine months ended September 30, 2025, was due to $17.4 million in capitalized website development costs primarily related to continued investments in our product offerings and $5.2 million in purchases of property and equipment primarily related to additions in capitalized internal-use software.

Financing Activities

Net cash used in financing activities of $249.4 million during the nine months ended September 30, 2026, was due primarily to $225.1 million in repurchases of our Class A common stock under the 2026 Share Repurchase Program and $21.0 million in payments of withholding taxes on net share settlements of restricted stock units.

Net cash used in financing activities of $319.0 million during the nine months ended September 30, 2025, was due primarily to $294.9 million in repurchases of our Class A common stock under the 2025 Share Repurchase Program and $22.7 million in payment of withholding taxes on net share settlements of restricted stock units.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, which are hereby incorporated by reference.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements or material leases that are less than 12 months in duration, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

As of September 30, 2026, our exposure to market risk associated with changes in interest rates related primarily to the Amended Revolver, which allows us to borrow up to $200.0 million. The applicable interest rate is, at our option, based on a number of different benchmark rates and applicable spreads, as determined by the Consolidated Secured Net Leverage Ratio (as defined in Note 8 of the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). A fluctuation in interest rates does not have an impact on interest expense unless the Amended Revolver is drawn upon. Such impact would also be dependent on the amount of the draw. As of September 30, 2026, there were no borrowings and $9.4 million in letters of credit outstanding under the Amended Revolver associated with our leases, which reduced the borrowing capacity under the Amended Revolver to $190.6 million. As of December 31, 2025, there were no borrowings and $9.4 million in letters of credit outstanding under the 2022 Revolver Sub-facility associated with our leases, which reduced the borrowing capacity under the 2022 Revolver to $390.6 million.

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $164.9 million and $190.5 million, respectively, which consisted of cash on deposit with banks and money market funds.

Such interest-earning instruments carry a degree of interest rate risk. For the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025, fluctuations resulting from changes in the interest rate environment in interest income have not been material to our business, financial condition, or results of operations. Given recent changes in the interest rate environment and in an effort to ensure liquidity, we expect variable returns from our cash equivalents for the foreseeable future.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

Inflation Risk

As of and for the three and nine months ended September 30, 2026 and 2025, we did not believe that inflation had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results, and financial condition. Additionally, inflationary pressures could negatively impact vehicle purchasing behavior, which could have an adverse impact on our financial results.

Foreign Currency Exchange Risk

As of and for the three and nine months ended September 30, 2026 and 2025, we had foreign currency exposures in the British pound, the Euro, and the Canadian dollar, but fluctuations resulting from exchange rates between these foreign currencies and the U.S. dollar have not been material to our business, financial condition, or results of operations. However, fluctuations in exchange rates in the future may have a material impact on our business, financial condition, or results of operations. We have not used any financial instruments to manage our foreign currency exchange risk exposure. As circumstances change, we will continue to reassess our approach to managing these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The following table summarizes information about our purchases of our Class A common stock for each of the months during the three months ended September 30, 2026:

Period	Total Number of Shares of Common Stock Purchased	Weighted Average Price Paid per Share of Common Stock(1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2026 through July 31, 2026	592,502	$35.03	592,502	$25,001
August 1, 2026 through August 31, 2026	—	$—	—	$25,001
September 1, 2026 through September 30, 2026	—	$—	—	$25,001
Total	592,502	$35.03	592,502	$25,001

(1)
The weighted average price paid per share of our Class A common stock does not include cost of commissions.
(2)
In February 2026 we announced that our Board of Directors authorized the 2026 Share Repurchase Program pursuant to which we may purchase up to $250.0 million of our Class A common stock. Share repurchases under the 2026 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2026 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2026 Share Repurchase Program has an expiration date of December 31, 2026, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2026 Share Repurchase Program will be retired. We have funded share repurchases and expect to continue to fund share repurchases under the 2026 Share Repurchase Program through cash on hand and cash generated from operations. On November 5, 2026, we announced that our Board of Directors authorized the 2027 Share Repurchase Program, pursuant to which we may purchase up to $250.0 million of our Class A common stock. Share repurchases under the 2027 Share Repurchase Program may be made through a variety of methods, including but not limited to open market purchases, privately negotiated transactions, and transactions that may be effected pursuant to one or more plans under Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act. The 2027 Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares. The 2027 Share Repurchase Program has an effective date of November 4, 2026, and an expiration date of December 31, 2027, and prior to its expiration may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice. All repurchased shares under the 2027 Share Repurchase Program will be retired. We expect to fund share repurchases under the 2027 Share Repurchase Program through cash on hand and cash generated from operations.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

During the three months ended September 30, 2026, the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(1)
Jennifer Hanson, Chief People Officer	September 11, 2026	Up to 45,571 shares to be sold(2)	April 7, 2028

Jason Trevisan, Chief Executive Officer	September 15, 2026	100,000 shares to be sold	September 1, 2027

(1)
The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death of the adopting person.
(2)
The Rule 10b5-1 trading arrangement includes the sale of up to 24,343 shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Hanson’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the gross number of shares to be received upon the future vesting of such equity awards, before subtracting any shares to be withheld by us to satisfy applicable taxes in connection with such future vesting events.

On March 2, 2026, Javier Zamora, our then General Counsel and Corporate Secretary, adopted a “Rule 10b5-1 trading arrangement” that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading, or the Zamora Plan. Pursuant to the Zamora Plan, up to 54,453 shares of our Class A common stock were to be sold, including shares obtained from the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations), and had an expiration date of February 16, 2027. On September 28, 2026, Mr. Zamora terminated the Zamora Plan.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed, furnished, or incorporated by reference into this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Filing Date	Exhibit Number	Filed or Furnished Herewith
10.1	First Amendment, dated as of August 6, 2026, to the Credit Agreement, dated September 26, 2022, by and among the Registrant, as borrower, PNC Bank, National Association, as administrative agent, collateral agent, and an L/C Issuer, and the other lenders, L/C Issuers and other parties party thereto.	8-K	001-38233	August 6, 2026	10.1
10.2#	Offer Letter between the Registrant and Matthew Mandel, dated August 28, 2026.	8-K	001-38233	September 3, 2026	10.1
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)					X

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

CarGurus, Inc.

Date: November 5, 2026	By:	/s/ Matthew Mandel
Matthew Mandel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)